Form 10-Q
period 1995-06-30
CALIFORNIA BELL INDUSTRIES INC
filed 1995-07-28
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                          Quarter ended June 30, 1995

                         Commission file number 1-11471



                             BELL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)


                       California                                                       95-4530889
                       ----------                                                       ----------
              (State or other jurisdiction                                           (I.R.S. Employer
           of incorporation or organization)                                        Identification No.)


11812 San Vicente Blvd., Los Angeles, California                          90049-5069
- ------------------------------------------------                          ----------
    (Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number, including area code: (310) 826-2355


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  YES   X                           NO
                      -----                            -----

Indicate the number of shares outstanding of the Registrant's class of common stock, as of July 17, 1995: 6,849,169 shares.

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Income
(In thousands, except per share data)

                                                    Three months ended                     Six months ended
                                                          June 30                               June 30
                                                ---------------------------           ---------------------------
                                                    1995               1994               1995               1994
                                                    ----               ----               ----               ----
Net sales                                       $141,575           $128,687           $268,520           $242,194

Cost and expenses
    Cost of products sold                        108,984             99,611            206,967            187,675
    Selling, general and
         administrative expenses                  24,497             21,883             48,131             42,604
    Interest expense                                 822              1,068              1,730              2,167
                                                --------           --------           --------           --------
                                                 134,303            122,562            256,828            232,446
                                                --------           --------           --------           --------

Income before income taxes                         7,272              6,125             11,692              9,748
Income tax provision                               3,051              2,572              4,911              4,112
                                                --------           --------           --------           --------

Net income                                      $  4,221           $  3,553           $  6,781           $  5,636


Net income per share                            $    .60           $    .51           $    .96           $    .81
                                                ========           ========           ========           ========
Weighted average common
    shares outstanding                             7,056              6,904              7,059              6,916
                                                ========           ========           ========           ========

                                      -2-
Bell Industries, Inc.
Consolidated Balance Sheet

(Dollars in thousands)                                      June 30          December 31              June 30
                                                               1995                 1994                 1994
                                                               ----                 ----                 ----
ASSETS
Current assets
    Cash and cash equivalents                           $     8,011          $     3,631            $   4,370
    Accounts receivable, less allowance for
         doubtful accounts of $1,450,
             $1,041 and $884                                 71,812               68,914               65,835
    Inventories                                              93,690               95,910               80,179
    Prepaid expenses and other                                4,530                5,324                6,259
                                                        -----------          -----------            ---------
         Total current assets                               178,043              173,779              156,643
                                                        -----------          -----------            ---------
Properties, at cost
    Land                                                        443                  443                  443
    Buildings and improvements                                8,555                8,857                8,750
    Equipment                                                30,513               31,362               31,269
                                                        -----------          -----------            ---------
                                                             39,511               40,662               40,462
    Less accumulated depreciation                           (24,991)             (25,722)             (24,284)
                                                        -----------          -----------            ---------
         Total properties                                    14,520               14,940               16,178
Other assets                                                 11,745               11,648               11,892
                                                        -----------          -----------            ---------
                                                        $   204,308          $   200,367            $ 184,713
                                                        ===========          ===========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                    $    41,110          $    34,705            $  28,885
    Accrued payroll and liabilities                          15,148               12,123               11,368
    Current portion of long-term liabilities                  6,710                9,662                7,616
    Income taxes payable                                      1,554                1,171                1,319
                                                        -----------          -----------            ---------
         Total current liabilities                           64,522               57,661               49,188
                                                        -----------          -----------            ---------
Long-term liabilities
    Notes payable                                            23,714               33,857               32,857
    Obligations under capital leases                          1,667                2,463                3,234
    Deferred compensation and other                           5,460                4,616                3,881
                                                        -----------          -----------            ---------
         Total long-term liabilities                         30,841               40,936               39,972
                                                        -----------          -----------            ---------
Shareholders' equity
    Preferred stock
         ($1 par value prior to June 30, 1995)
             Authorized - 1,000,000 shares
             Outstanding - none
    Common stock
         ($.25 par value prior to June 30, 1995)
             Authorized - 10,000,000 shares
             Outstanding - 6,849,169, 6,497,557
               and 6,453,412 shares                          62,621                1,624                1,537
    Other paid-in capital                                                         54,080               47,167
    Reinvested earnings                                      46,324               46,066               46,849
                                                        -----------          -----------            ---------
         Total shareholders' equity                         108,945              101,770               95,553
Commitments and contingencies
                                                        -----------          -----------            ---------
                                                        $   204,308          $   200,367            $ 184,713
                                                        ===========          ===========            =========

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(In thousands)

                                                                   Six months ended
                                                                       June 30
                                                                ----------------------
                                                                     1995         1994
                                                                     ----         ----
Cash flows from operating activities:
    Cash received from customers                                $ 264,860    $ 229,854
    Cash paid to suppliers and employees                         (239,966)    (216,760)
    Interest paid                                                  (1,901)      (2,366)
    Income taxes paid                                              (4,401)      (1,365)
                                                                ---------    ---------

         Net cash provided by operating activities                 18,592        9,363
                                                                ---------    ---------

Cash flows from investing activities:
    Purchase of business                                                        (5,864)
    Additions to properties and other                                (893)      (1,519)
                                                                ---------    ---------

         Net cash used in investing activities                       (893)      (7,383)
                                                                ---------    ---------

Cash flows from financing activities:
    Bank borrowings (payments), net                                (9,000)       2,000
    Payments on notes payable                                      (4,143)      (5,000)
    Other                                                            (176)        (756)
                                                                ---------    ---------

         Net cash used in financing activities                    (13,319)      (3,756)
                                                                ---------    ---------

Net increase (decrease) in cash and cash equivalents                4,380       (1,776)

Cash and cash equivalents at beginning of period                    3,631        6,146
                                                                ---------    ---------

Cash and cash equivalents at end of period                      $   8,011    $   4,370
                                                                =========    =========

Reconciliation of net income to net cash
    provided by operating activities:
         Net income                                             $   6,781    $   5,636
         Depreciation and amortization                              2,576        2,550
         Amortization of intangibles                                  279          293
         Provision for losses on accounts receivable                  761          138
         Changes in assets and liabilities
             Accounts receivable                                   (3,660)     (12,340)
             Inventories                                            2,220        4,912
             Accounts payable                                       6,405        3,454
             Income taxes payable                                     510        2,823
             Other                                                  2,720        1,897
                                                                ---------    ---------
                                                                $  18,592    $   9,363
                                                                =========    =========

Bell Industries, Inc.
Notes to Consolidated Financial Statements


Accounting Principles

The financial information included herein has been prepared in conformity with the accounting principles reflected in the financial statements included in the Transition Report on Form 10K filed with the Securities and Exchange Commission for the transition period from July 1, 1994 to December 31, 1994.

In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The operating results for the interim periods presented are not necessarily indicative of results for the full year.

Per Share Data

Operating results data per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares represent the net number of shares which would be issued assuming the exercise of dilutive stock options and stock warrants, reduced by the number of shares which could be repurchased from the proceeds of such exercises.

Stock Dividend

In May 1995, the Board of Directors declared a 5% stock dividend payable to shareholders of record on May 26, 1995. Share and per share amounts were adjusted to give effect to the stock dividend.

Change in State of Incorporation

At the 1995 Annual Meeting, the shareholders approved a plan to change the Company's state of incorporation from Delaware to California. Effective June 30, 1995, the plan was completed and each share of Bell Delaware common stock ($.25 par value) was converted to one share of Bell California common stock. This change resulted in the transfer of $60.9 million from other paid-in capital to common stock on that date.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of operations by business segment for the three and six months ended June 30, 1995 and 1994 were as follows (in thousands):

                                        Three months ended     Six months ended
                                              June 30               June 30
                                        -------------------   -------------------
                                            1995       1994       1995       1994
                                            ----       ----       ----       ----
Net sales
    Electronics                         $110,471   $102,162   $212,955   $194,016
    Graphic Arts                          19,267     15,472     34,862     29,312
    Recreational Products                 11,837     11,053     20,703     18,866
                                        --------   --------   --------   --------

                                        $141,575   $128,687   $268,520   $242,194
                                        ========   ========   ========   ========



                                        Three months ended     Six months ended
                                              June 30               June 30
                                        -------------------   -------------------
                                            1995       1994       1995       1994
                                            ----       ----       ----       ----
Operating income
    Electronics                         $  8,475   $  7,176   $ 15,149   $ 13,085
    Graphic Arts                             574        560        986        926
    Recreational Products                  1,168      1,526      1,662      1,994
                                        --------   --------   --------   --------

         Operating income                 10,217      9,262     17,797     16,005

Corporate costs                           (2,123)    (2,069)    (4,375)    (4,090)

Interest expense                            (822)    (1,068)    (1,730)    (2,167)

Income tax provision                      (3,051)    (2,572)    (4,911)    (4,112)
                                        --------   --------   --------   --------

Net income                              $  4,221   $  3,553   $  6,781   $  5,636
                                        ========   ========   ========   ========

For the six months ended June 30, 1995, the Company's net sales increased 11% to $268.5 million and operating income increased 11% to $17.8 million over the comparable period in the prior year. Net income increased 20% to $6.8 million, or $.96 per share, compared to $5.6 million, or $.81 per share, in the prior year.

For the three months ended June 30, 1995, the Company's net sales increased 10% to $141.6 million and operating income increased 10% to $10.2 million over the corresponding quarter in the prior year. The Company recorded net income of $4.2 million, or $.60 per share, compared to $3.6 million, or $.51 per share, in the prior year quarter.

Sales of the Electronics Group for the six months increased 10% to $213.0 million and operating income increased 16% to $15.1 million. Sales for the quarter increased 8% over the prior year quarter to $110.5 million and operating income increased 18% to $8.5 million. The improved performance was attributed to substantially stronger shipments of the Group's core electronic components, partially offset by reduced sales of memory and microprocessor products. The availability of these products, which are provided primarily by one supplier, cannot be predicted due to capacity and allocation issues at that supplier. In addition, the group recorded increased sales of microcomputer systems and services. Customer bookings for electronic components continued to be strong during the quarter.

Graphic Arts Group sales for the six months increased 19% to $34.9 million and operating income increased 6% to $1 million. Group sales for the quarter increased 25% to $19.3 million while operating income increased 3% to $0.6 million. Sales growth was attributed to a stronger California market for graphic supplies, increased sales of electronic imaging equipment and geographic expansion. Operating income growth was more limited as a result of costs to enter new markets.

Recreational Products Group sales for the six months increased 10% to $20.7 million while operating income decreased 17% to $1.7 million. Sales for the quarter increased 7% to $11.8 million while operating income decreased 23% to $1.2 million. The decline in operating margins was primarily attributed to competitive pressures on gross margins and costs incurred to penetrate new markets. In addition, during the first quarter, mild winter weather in the upper Midwest affected sales of higher margin snowmobile supplies and other winter-related products.

Cost of products sold as a percentage of sales for the six months decreased to 77.1% from 77.5% as a result of product mix changes, primarily decreased sales of lower margin memory products, while selling, general and administrative expenses increased slightly to 17.9% of sales from 17.6%. Corporate costs increased over the prior year periods primarily as a result of deferred compensation expenses. The decrease in interest expense was attributed to reductions in long-term debt. The Company's income tax rate was approximately 42% for all periods presented.

The Company's financial position continued to be strong at June 30, 1995 as set forth in the table below (dollars in thousands, except per share amounts):

                                                      June 30,         December 31,          June 30,
                                                       1995               1994                1994
                                                      --------         ------------          --------
Cash and cash equivalents                             $  8,011            $  3,631           $  4,370
Working capital                                       $113,521            $116,118           $107,455
Current ratio                                            2.8:1               3.0:1              3.2:1
Ratio of long-term liabilities
    to total capitalization                               22.0%               28.7%              29.5%
Shareholders' equity per share                        $  15.91            $  14.91           $  14.10
Days' sales in receivables                                  47                  50                 47
Days' sales in inventories                                  78                  87                 73

Cash provided by operating activities totaled $18.6 million during the six months ended June 30, 1995 compared to $9.4 million in the prior year period. The change in operating cash flows was attributed to increased profits during 1995 and increased cash collections. Cash used in investing activities in the prior year included the purchase of a business. Cash used in financing activities included payments on notes payable, bank borrowings and capital lease obligations.

The Company believes that sufficient cash resources exist to support short-term requirements, including debt and lease payments, and longer term objectives, either through available cash, bank borrowings, or cash generated from operations.

PART II - OTHER INFORMATION

Items 1 through 3.

                 Not applicable

Item 4.          Submission of Matters to a Vote of Security Holders.

                 The Annual Meeting of Shareholders of Bell Industries was held on May 9, 1995 to act on the following matters.

1.               Election of Directors.

                 The seven incumbent directors - John J. Cost, Anthony L. Craig, Gordon M. Graham, Bruce M. Jaffe, Charles S. Troy, Milton Rosenberg and Theodore Williams - were re-elected. Directors elected will serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified. The vote was as follows:

                                                                Votes              Withhold
                 Directors               Votes for              against            authority
                 ---------               ---------              -------            ---------
                 John J. Cost            5,565,295               -0-                 39,743
                 Anthony L. Craig        5,563,324               -0-                 41,714
                 Gordon M. Graham        5,566,387               -0-                 38,651
                 Bruce M. Jaffe          5,566,387               -0-                 38,651
                 Charles S. Troy         5,563,275               -0-                 41,763
                 Milton Rosenberg        5,562,675               -0-                 42,363
                 Theodore Williams       5,565,444               -0-                 39,594

2. The plan to change the Company's state of incorporation from Delaware to California received the following vote:

                                                                                     Votes            Withhold
                                                                Votes for            against          authority
                                                                ---------            -------          ---------
                 State of incorporation                         4,148,469            386,678          1,069,891

Item 5.          Other Information

                 Not applicable

Item 6.          Exhibits and Reports on Form 8-K.

                 (a) Exhibits:
                     None

                 (b) Reports on Form 8-K:
                     None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BELL INDUSTRIES, INC.

                                           By:


DATE:            July 28, 1995             THEODORE WILLIAMS
- -----            -------------             ----------------------------
                                           Theodore Williams,
                                           Chairman and
                                           Chief Executive Officer



DATE:            July 28, 1995             BRUCE M. JAFFE
- -----            -------------             ----------------------------
                                           Bruce M. Jaffe,
                                           President and
                                           Chief Operating Officer



DATE:            July 28, 1995             TRACY A. EDWARDS
- -----            -------------             ----------------------------
                                           Tracy A. Edwards,
                                           Vice President and
                                           Chief Financial Officer