Form 10-Q
period 1995-09-30
BELL INDUSTRIES INC
filed 1995-11-01
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        Quarter ended September 30, 1995

                         Commission file number 1-11471



                             BELL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)


            California                                          95-2039211
   (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                         Identification No.)


11812 San Vicente Blvd., Los Angeles, California                90049-5069
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

Indicate the number of shares outstanding of the Registrant's class of common stock, as of October 27, 1995: 6,878,462 shares.

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Income
(In thousands, except per share data)

                                                             Three months ended                     Nine months ended
                                                                September 30                          September 30
                                                     ----------------------------------    ----------------------------------
                                                                1995               1994               1995               1994
                                                                ----               ----               ----               ----
Net sales                                            $       148,639    $       127,092    $       417,159     $      369,286
                                                     ---------------    ---------------    ---------------     --------------

Cost and expenses
    Cost of products sold                                    115,548             98,638            322,515            286,313
    Selling, general and
         administrative expenses                              24,838             22,589             72,969             65,193
    Interest expense                                             872                966              2,602              3,133
                                                     ---------------    ---------------    ---------------     --------------
                                                             141,258            122,193            398,086            354,639
                                                     ---------------    ---------------    ---------------     --------------

Income before income taxes                                     7,381              4,899             19,073             14,647
Income tax provision                                           3,100              2,058              8,011              6,170
                                                     ---------------    ---------------    ---------------     --------------

Income from continuing
    operations                                                 4,281              2,841             11,062              8,477

Discontinued operations reserve
    recovery, net of taxes                                                          310                                   310
                                                     ---------------    ---------------    ---------------     --------------

Net income                                           $         4,281    $         3,151    $        11,062     $        8,787
                                                     ===============    ===============    ===============     ==============


Share and per share data:
-------------------------
Income from continuing
    operations                                       $          0.60    $          0.41    $          1.56     $         1.22

Discontinued operations reserve
    recovery, net of taxes                                                         0.04                                  0.04
                                                     ---------------    ---------------    ---------------     --------------

Net income                                           $          0.60    $          0.45    $          1.56     $         1.26
                                                     ===============    ===============    ===============     ==============

Weighted average common
    shares outstanding                                         7,130              6,933              7,083              6,922
                                                     ===============    ===============    ===============     ==============

                                      -2-
Bell Industries, Inc.
Consolidated Balance Sheet

(Dollars in thousands)                                                 September 30          December 31         September 30
                                                                               1995                 1994                 1994
                                                                               ----                 ----                 ----
ASSETS
Current assets
    Cash and cash equivalents                                     $           1,102    $           3,631    $           1,880
    Accounts receivable, less allowance for
         doubtful accounts of $1,337,
             $1,041 and $916                                                 79,492               68,914               67,672
    Inventories                                                             108,970               95,910               87,596
    Prepaid expenses and other                                                4,277                5,324                6,241
                                                                  -----------------    -----------------    -----------------
         Total current assets                                               193,841              173,779              163,389
                                                                  -----------------    -----------------    -----------------
Properties, at cost
    Land                                                                        443                  443                  443
    Buildings and improvements                                                8,595                8,857                8,737
    Equipment                                                                31,716               31,362               31,490
                                                                  -----------------    -----------------    -----------------
                                                                             40,754               40,662               40,670
    Less accumulated depreciation                                           (25,795)             (25,722)             (25,046)
                                                                  -----------------    -----------------    -----------------
         Total properties                                                    14,959               14,940               15,624
Other assets                                                                 11,469               11,648               11,344
                                                                  -----------------    -----------------    -----------------
                                                                  $         220,269    $         200,367    $         190,357
                                                                  =================    =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                              $          35,587    $          34,705    $          33,041
    Accrued payroll and liabilities                                          15,968               12,123               11,627
    Current portion of long-term liabilities                                 13,134                9,662                6,639
    Income taxes payable                                                      1,176                1,171                3,110
                                                                  -----------------    -----------------    -----------------
         Total current liabilities                                           65,865               57,661               54,417
                                                                  -----------------    -----------------    -----------------
Long-term liabilities
    Notes payable                                                            33,714               33,857               29,857
    Obligations under capital leases                                          1,260                2,463                2,851
    Deferred compensation and other                                           5,784                4,616                4,202
                                                                  -----------------    -----------------    -----------------
         Total long-term liabilities                                         40,758               40,936               36,910
                                                                  -----------------    -----------------    -----------------
Shareholders' equity
    Preferred stock
         ($1 par value prior to June 30, 1995)
             Authorized - 1,000,000 shares
             Outstanding - none
    Common stock
         ($.25 par value prior to June 30, 1995)
             Authorized - 10,000,000 shares
             Outstanding - 6,878,169, 6,497,557
                 and 6,478,412 shares                                        63,041                1,624                1,620
    Other paid-in capital                                                                         54,080               53,810
    Reinvested earnings                                                      50,605               46,066               43,600
                                                                  -----------------    -----------------    -----------------
         Total shareholders' equity                                         113,646              101,770               99,030
Commitments and contingencies
                                                                  -----------------    -----------------    -----------------
                                                                  $         220,269    $         200,367    $         190,357
                                                                  =================    =================    =================

                                      -3-
Bell Industries, Inc.
Consolidated Statement of Cash Flows

(In thousands)
                                                                                                  Nine months ended
                                                                                                      September 30
                                                                                       --------------------------------------
                                                                                                   1995                 1994
                                                                                                   ----                 ----
Cash flows from operating activities:
    Cash received from customers                                                       $        405,260     $        354,816
    Cash paid to suppliers and employees                                                       (395,777)            (339,774)
    Interest paid                                                                                (3,464)              (4,262)
    Income taxes paid                                                                            (7,816)              (1,632)
                                                                                       ----------------     ----------------
         Net cash provided by (used in)
             operating activities                                                                (1,797)               9,148
                                                                                       ----------------     ----------------

Cash flows from investing activities:
    Additions to properties                                                                      (3,796)              (1,874)
    Purchase of business                                                                                              (5,864)
    Disposal of discontinued operations                                                                                2,114
                                                                                       -----------------    ----------------
         Net cash used in
             investing activities                                                                (3,796)              (5,624)
                                                                                       ----------------     ----------------
Cash flows from financing activities:
    Bank borrowings (payments), net                                                               7,400               (2,000)
    Payments on notes payable                                                                    (4,143)              (5,000)
    Employee stock plans                                                                          1,046                  326
    Payments on capitalized lease obligations
         and other                                                                               (1,239)              (1,116)
                                                                                       ----------------     ----------------
             Net cash provided by (used in)
                 financing activities                                                             3,064               (7,790)
                                                                                       ----------------     ----------------

Net decrease in cash and cash equivalents                                                        (2,529)              (4,266)
Cash and cash equivalents at beginning of period                                                  3,631                6,146
                                                                                       ----------------     ----------------
Cash and cash equivalents at end of period                                             $          1,102     $          1,880
                                                                                       ================     ================

Reconciliation of net income to net cash
    provided by (used in) operating activities:
         Net income                                                                    $         11,062     $          8,787
         Discontinued operations reserve recovery                                                                       (310)
         Depreciation and amortization                                                            3,883                3,852
         Amortization of intangibles                                                                416                  431
         Provision for losses on accounts receivable                                              1,321                  432
         Changes in assets and liabilities
             Accounts receivable                                                                (11,899)             (14,470)
             Inventories                                                                        (13,060)              (2,505)
             Accounts payable                                                                       882                7,610
             Accrued liabilities and
                 income taxes payable                                                             3,850                3,380
             Other                                                                                1,748                1,941
                                                                                       ----------------     ----------------
                                                                                       $         (1,797)    $          9,148
                                                                                       ================     ================

Bell Industries, Inc.
Notes to Consolidated Financial Statements


Accounting Principles

The financial information included herein has been prepared in conformity with the accounting principles reflected in the financial statements included in the Transition Report on Form 10-K filed with the Securities and Exchange Commission for the transition period from July 1, 1994 to December 31, 1994.

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

Notes Payable

During the quarter ended September 30, 1995, the holders of the Company's Senior Notes and the bank providing the Company's line of credit released the security interest in the Company's receivables and inventories pursuant to underlying agreements as a result of the Company's strong financial performance.

Subsequent Event

In October 1995, the Company sold the assets of a division which manufactures switches, push-buttons and electroluminescent panels used in commercial aircraft. Total cash proceeds were approximately $7 million resulting in a gain before income taxes of approximately $3 million in the fourth quarter. Operating results for the division were immaterial to the Company's consolidated operating results.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of operations by business segment for the three and nine months ended September 30, 1995 and 1994 were as follows (in thousands):

                                                   Three months ended                  Nine months ended
                                                      September 30                        September 30
                                        ------------------------------------   ------------------------------------
                                               1995               1994               1995               1994
                                               ----               ----               ----               ----

Net sales
    Electronics                         $         118,469   $        101,257   $         331,424  $         295,273
    Graphic Arts                                   17,713             15,438              52,575             44,750
    Recreational Products                          12,457             10,397              33,160             29,263
                                        -----------------   ----------------   -----------------  -----------------

                                        $         148,639   $        127,092   $         417,159  $         369,286
                                        =================   ================   =================  =================



                                                   Three months ended                  Nine months ended
                                                      September 30                        September 30
                                        ------------------------------------   ------------------------------------
                                               1995               1994               1995               1994
                                               ----               ----               ----               ----

Operating income
    Electronics                         $           9,104   $          6,876   $          24,253  $          19,961
    Graphic Arts                                      355                486               1,341              1,412
    Recreational Products                             917                760               2,579              2,754
                                        -----------------   ----------------   -----------------  -----------------

         Operating income                          10,376              8,122              28,173             24,127

Corporate costs                                    (2,123)            (2,257)             (6,498)            (6,347)
Interest expense                                     (872)              (966)             (2,602)            (3,133)
Income tax provision                               (3,100)            (2,058)             (8,011)            (6,170)
                                        -----------------   ----------------   -----------------  -----------------

Income from continuing
    operations                                      4,281              2,841              11,062              8,477

Discontinued operations
    reserve recovery,
         net of taxes                                                    310                                    310
                                        -----------------   ----------------   -----------------  -----------------
Net income                              $           4,281   $          3,151   $          11,062  $           8,787
                                        =================   ================   =================  =================

For the nine months ended September 30, 1995, the Company's net sales increased 13% to $417.2 million and operating income increased 17% to $28.2 million over the comparable period in the prior year. Net income increased 26% to $11.1 million, or $1.56 per share, compared to $8.8 million, or $1.26 per share, which included a reserve recovery of $310,000, or $0.04 per share, in the prior year.

For the three months ended September 30, 1995, the Company's net sales increased 17% to a record $148.6 million and operating income increased 28% to $10.4 million over the corresponding quarter in the prior year. The Company recorded net income of $4.3 million, or $.60 per share, compared to $3.2 million, or $.45 per share, (including the reserve recovery) in the prior year quarter.

Sales of the Electronics Group for the nine months increased 12% to $331.4 million and operating income increased 22% to $24.3 million. Sales for the quarter increased 17% over the prior year quarter to $118.5 million and operating income increased 32% to $9.1 million. The improved performance was attributable to substantially stronger shipments of the group's core electronic components resulting from the increased effectiveness of the group's marketing efforts, partially offset by reduced sales of memory and microprocessor products. The availability of these products, which were provided primarily by one supplier in the prior year, cannot be predicted due to capacity and allocation issues at that supplier. In addition, the group recorded increased revenues from microcomputer systems and services.

Graphic Arts Group sales for the nine months increased 17% to $52.6 million and operating income decreased 5% to $1.3 million. Group sales for the quarter increased 15% to $17.7 million while operating income declined 27% to $0.4 million. Sales growth was attributed to a stronger California market for graphic supplies, increased sales of electronic imaging equipment and geographic expansion into three new markets throughout the Western U.S. The decline in operating income was attributed to the group's continued investment in new geographic markets.

Recreational Products Group sales for the nine months increased 13% to $33.2 million while operating income decreased 6% to $2.6 million. Sales for the quarter increased 20% to $12.5 million while operating income increased 21% to $0.9 million. Operating results for the nine months were impacted by lower gross margins and increased costs incurred to penetrate new geographic markets during the first six months of 1995. During the quarter, margin improvement was attributed to increased sales of higher margin products and reduced expansion costs.

Cost of products sold as a percentage of sales for the nine months was relatively unchanged (77.3% from 77.5%), while selling, general and administrative expenses decreased to 17.5% of sales from 17.7%. Corporate costs increased over the prior year period primarily as a result of deferred compensation expenses. The decrease in interest expense was attributed to reductions in long-term debt. The Company's income tax rate was approximately 42% for all periods presented.

The Company's financial position continued to be strong at September 30, 1995 as set forth in the table below (dollars in thousands, except per share amounts):

                                                       September 30,           December 31,             September 30,
                                                                1995                   1994                      1994
                                                                ----                   ----                      ----
Cash and cash equivalents                          $           1,102      $           3,631         $           1,880
Working capital                                    $         127,976      $         116,118         $         108,972
Current ratio                                                  2.9:1                  3.0:1                     3.0:1
Ratio of long-term liabilities
    to total capitalization                                     26.4%                  28.7%                     27.2%
Shareholders' equity per share                     $           16.52      $           14.91         $           14.56
Days' sales in receivables                                        49                     50                        49
Days' sales in inventories                                        86                     87                        81

Cash used in operating activities totaled $1.8 million during the nine months ended September 30, 1995 compared to cash provided by operating activities of $9.1 million in the prior year period. The change in operating cash flows was primarily attributed to increased investment in inventories to support sales growth and increased utilization of accelerated payment terms offered by suppliers, offset by increased profits during the current quarter. Cash used in investing activities in the prior year included the purchase of a business. Cash flows from financing activities included proceeds from bank borrowings and payments on notes payable, and capital lease obligations.

In October 1995, the Company sold the assets of one division which manufactures switches, push-buttons and electroluminescent panels used in commercial aircraft. Total cash proceeds were approximately $7 million resulting in a gain before income taxes of approximately $3 million in the fourth quarter. Operating results for the division were immaterial to the Company's consolidated operating results. Cash proceeds from the sale will be used to reduce borrowings under the Company's line of credit.

The Company believes that sufficient cash resources exist to support short-term requirements, including debt and lease payments, and longer term objectives, including acquisitions, either through available cash, bank borrowings, or cash generated from operations. Bell will continue to seek acquisition opportunities that enhance growth.

PART II - OTHER INFORMATION

Items 1 through 5.

                 Not applicable

Item 6.          Exhibits and Reports on Form 8-K.

                 (a) Exhibits:
                       27 - Financial Data Schedule

                 (b) Reports on Form 8-K:
                     Current Report on Form 8-K dated August 31, 1995 filed in connection with the proposal to the Board of Directors of Sterling Electronics Corporation to merge the Company and Sterling.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BELL INDUSTRIES, INC.

                                           By:


DATE:            October 30, 1995          /s/ THEODORE WILLIAMS
                                           ------------------------------
                                           Theodore Williams,
                                           Chairman and
                                           Chief Executive Officer



DATE:            October 30, 1995          /s/ BRUCE M. JAFFE
                                           ------------------------------
                                           Bruce M. Jaffe,
                                           President and
                                           Chief Operating Officer



DATE:            October 30, 1995          /s/ TRACY A. EDWARDS
                                           ------------------------------
                                           Tracy A. Edwards,
                                           Vice President and
                                           Chief Financial Officer