Form 10-K405
period 1995-12-31
BELL INDUSTRIES INC
filed 1996-03-18
CIK 945489

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                         COMMISSION FILE NUMBER 1-7899

                              BELL INDUSTRIES, INC.

                            ------------------------

                  CALIFORNIA                                    95-2039211
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

           11812 SAN VICENTE BLVD.
           LOS ANGELES, CALIFORNIA                              90049-5069
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 826-2355
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
             -------------------                         -----------------------
                 Common stock                            New York Stock Exchange
                                                          Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X      NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein.

                               NOT APPLICABLE  X

     As of March 8, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $136,766,000.

     As of March 8, 1996, the number of shares outstanding of the Registrant's class of common stock was: 6,968,179.

                       DOCUMENT INCORPORATED BY REFERENCE

Proxy Statement for the 1996 Annual Meeting
  of Shareholders, May 7, 1996.                                         PART III
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Bell Industries, Inc. ("Bell" or "the Company") is primarily a national distributor of electronic components. In addition, Bell also distributes graphics and electronic imaging and recreational-related products. Bell presently employs approximately 1,500 persons.

ELECTRONICS

     The Electronics Group (79% of 1995 sales) includes one of the nation's largest electronic components distributors. The Electronics Group sells the following products to over 15,000 customers nationally: semiconductors (Analog Devices, Cyrix, IBM Microelectronics, Maxim, Microchip, National Semiconductor, SGS-Thomson, Temic); passive components (Aromat, Bourns, Kemet, Vishay); connectors (Berg); microcomputers and related products (Apple, Compaq, Hewlett-Packard, IBM); power supplies (Power-One) and board-level products. The group provides value-added services including: kitting, turnkey; SMART (automatic replenishment) system; assembly of custom cables; harnesses and connectors; contract purchasing; and direct programming of chips. Group manufacturing operations produce precision stampings used in the personal computer industry and electronic components including coils, filters and chokes marketed under the J.W. Miller name.

     The Electronics Group's distribution business markets electronic components through eight regional service centers and over 25 sales facilities located throughout the United States. Regional service centers support selling operations in the following geographic areas and locations: Northern California (Sunnyvale, California); Northwest (Denver, Colorado); Southwest (Orange County, California); Central (Chicago, Illinois); Heartland (Indianapolis, Indiana); Northeast (Boston, Massachusetts); Mid-Atlantic (Philadelphia, Pennsylvania) and Southern (Orlando, Florida). The group's microcomputer distribution and services business is based in Indianapolis, Indiana and provides services through five facilities located in Indiana, Ohio, Kentucky, and Virginia. Electronic manufacturing facilities are located in Mountain View and Gardena, California.

     The group's electronics distribution business markets electronic components supplied by over 70 manufacturers and stocks over 70,000 items at a primary distribution center located in Southern California. During 1995, the group's ten largest electronic component suppliers accounted for approximately 60% of group sales.

GRAPHICS AND ELECTRONIC IMAGING

     The Graphics and Electronic Imaging Group (13% of 1995 sales) distributes graphics and electronic imaging supplies and equipment throughout the western United States to the advertising and printing industries. The group is based in Los Angeles, California and markets its products through ten sales locations. Major product lines distributed by the group include film, plates, chemicals and other printing supplies from Agfa, DuPont, Eastman Kodak, and 3M, as well as prepress and related electronic imaging equipment from Agfa, Apple, Howtek, Intergraph, Linotype-Hell, and Screen.

RECREATIONAL PRODUCTS

     The Recreational Products Group (8% of 1995 sales) distributes after-market products for the recreational vehicle, mobile home, motorcycle, snowmobile, and marine industries from facilities in St. Paul, Minnesota and Milwaukee, Wisconsin. The group supplies more than 9,000 recreational vehicle-related products, as well as over 8,500 marine items, 11,000 motorcycle items, and 4,000 snowmobile items. Major product lines distributed by the group include Dunlop, Coleman/Recreational Products, Inc., Nordyne, NGK, and Bieffe Helmets.

DISTRIBUTION

     Bell has distribution agreements with its suppliers that typically are renewable annually, specify geographic coverage and provide for inventory pricing, rotation and return privileges. Distribution agreements are nonexclusive and are generally cancelable by either party at any time or on short notice. The loss of a major supplier would likely adversely impact the operating results of the Company for some period. The Company believes that alternative sources for most, if not all, products would be available through other suppliers.

ITEM 2. PROPERTIES

     At December 31, 1995, the Company leased 70 facilities containing approximately 783,000 square feet and owned six facilities containing an aggregate of approximately 288,000 square feet. The facilities utilized by each of the Company's business segments are set forth in the following table:

                                                                AREA IN SQUARE FEET
                                                               (NUMBER OF LOCATIONS)
                                                        ------------------------------------
                                                             OWNED               LEASED
                                                        ---------------     ----------------
    Electronics Group.................................   47,000      (3)    333,000      (48)
    Graphics and Electronic Imaging Group.............                      106,000      (10)
    Recreational Products Group.......................   67,000      (1)    112,000       (3)
    Corporate and other...............................                       36,000       (3)
    Discontinued operations...........................  174,000      (2)    196,000       (6)
                                                        -------             -------
                                                        288,000      (6)    783,000      (70)
                                                        =======             =======

     For the most part, the Company's facilities are fully utilized, although excess capacity exists from time to time, based on product mix and demand. Management believes that these properties are in good condition and suitable for their present use.

     The Company has subleased all facilities related to discontinued operations. Owned facilities related to discontinued operations, which are not material to the Company's financial statements, are being marketed for sale.

     The Company is in the process of acquiring a 48,000 square foot building in El Segundo, California to consolidate the corporate operations and computer center at a larger facility. The move to the new corporate building and related sublease of the current facility is expected to be completed later in 1996.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in any litigation of a material nature which might affect its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers of the Registrant, all of whom hold office until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected or appointed, are as follows:

                                                                               YEAR FIRST
                                                                                 NAMED
      NAME           AGE                        POSITION                        OFFICER
-----------------    ---     ----------------------------------------------    ----------
Paul F. Doucette     49      Senior Vice President(1)                             1981
Tracy A. Edwards     39      Vice President and Chief Financial Officer(2)        1991
Gordon M. Graham     61      Senior Vice President(3)                             1986
D. J. Hough          59      Vice President                                       1984
Bruce M. Jaffe       52      President and Chief Operating Officer(3)             1973
Stephen A. Weeks     46      Treasurer(4)                                         1994
Theodore Williams    75      Chief Executive Officer(3)                           1969

---------------

(1) Mr. Doucette's wife is the niece of Mr. Williams.

(2) Mr. Edwards was a Senior Manager with Price Waterhouse prior to his appointment as Vice President and Chief Financial Officer.

(3) Also serves as a member of the Board of Directors.

(4) Mr. Weeks was employed in several accounting management positions for the five years prior to his appointment as Treasurer.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Bell's common stock (ticker symbol BI) is listed on the New York and Pacific Stock Exchanges. The following table shows the high, low and closing market prices for the Company's common stock during the 12 most recent quarters.

                     QUARTER ENDED                        MAR. 31     JUN. 30     SEP. 30     DEC. 31
                     -------------                        -------     -------     -------     -------
Year ended December 31, 1995
  High..................................................  $23.13      $ 22.63     $ 25.63     $ 23.50
  Low...................................................   19.38        18.63       21.00       19.88
  Close.................................................   21.25        21.38       21.88       22.50
Year ended December 31, 1994
  High..................................................  $19.75      $ 17.63     $ 20.38     $ 22.88
  Low...................................................   14.63        14.50       15.75       19.00
  Close.................................................   14.88        16.63       19.75       20.38
Year ended December 31, 1993
  High..................................................  $12.75      $ 14.00     $ 17.13     $ 18.75
  Low...................................................    9.25        11.50       13.38       16.50
  Close.................................................   11.88        13.88       17.13       17.50

     In July 1993, the Company declared a 4% stock dividend payable to shareholders of record on August 20, 1993. In October 1994, the Company declared a 5% stock dividend payable to shareholders of record on October 28, 1994. In May 1995, the Company declared a 5% stock dividend payable to shareholders of record on May 26, 1995. Per share prices in the table above were not adjusted for periods prior to the declaration of each stock dividend.

     Approximate number of record holders of common stock as of March 8, 1996:
1,500.

ITEM 6. SELECTED FINANCIAL DATA

        (Dollars in thousands, except per share data)

                                             YEAR ENDED         SIX MONTHS
                                            DECEMBER 31            ENDED                    YEAR ENDED JUNE 30
                                        --------------------    DECEMBER 31    --------------------------------------------
                                          1995      1994(3)       1994(3)        1994        1993        1992        1991
                                        --------    --------    -----------    --------    --------    --------    --------
OPERATING RESULTS
Net sales.............................  $564,325    $497,566     $ 255,372     $451,153    $365,323    $353,347    $317,125
Income (loss) from continuing
  operations, net of taxes(1).........  $ 14,971    $ 10,945     $   5,309     $  9,075    $  5,005    $    919    $   (677)
Net income (loss).....................  $ 14,971    $ 11,255     $   5,619     $  9,075    $ (5,025)   $    417    $    678
Capital expenditures..................  $  5,019    $  2,481     $   1,375     $  2,562    $  5,744    $  8,669    $  5,725
Depreciation and amortization.........  $  5,940    $  5,734     $   2,891     $  5,574    $  5,735    $  4,935    $  5,695
FINANCIAL POSITION
Working capital.......................  $136,227    $116,118     $ 116,118     $107,455    $ 97,710    $114,715    $118,853
Total assets..........................  $233,882    $200,367     $ 200,367     $184,713    $175,272    $191,557    $189,167
Long-term liabilities.................  $ 43,490    $ 40,936     $  40,936     $ 39,972    $ 47,569    $ 52,592    $ 57,159
Shareholders' equity..................  $117,569    $101,770     $ 101,770     $ 95,553    $ 86,288    $ 92,338    $ 93,996
SHARE AND PER SHARE DATA (2)
Income (loss) from continuing
  operations, net of taxes............  $   2.11    $   1.58     $     .77     $   1.31    $    .73    $    .14    $   (.10)
Net income (loss).....................  $   2.11    $   1.62     $     .81     $   1.31    $   (.74)   $    .06    $    .10
Cash dividends declared...............                                                     $    .20    $    .40    $    .40
Shareholders' equity..................  $  17.04    $  14.91     $   14.91     $  14.10    $  12.77    $  13.69    $  13.98
Market price - high...................  $  25.63    $  22.88     $   22.88     $  19.75    $  14.00    $  13.13    $  18.38
Market price - low....................  $  18.63    $  14.50     $   15.75     $  13.38    $   9.25    $   9.00    $   9.38
Weighted average common shares
  outstanding (000's).................     7,095       6,946         6,975        6,905       6,819       6,795       6,752
FINANCIAL RATIOS
Current ratio.........................       2.9         3.0           3.0          3.2         3.4         3.5         4.1
Return on average shareholders'
  equity..............................      13.7%       11.7%         11.3%        10.0%       (5.6)%       0.4%        0.7%
Long-term liabilities to total
  capitalization......................      27.0%       28.7%         28.7%        29.5%       35.5%       36.3%       37.8%

---------------

(1) Includes before-tax gain on sale of division ($3,050) in 1995, and before-tax provisions for lease commitment ($2,800) in 1995, computer write-down ($4,400) in 1992, and facility closure ($3,500) in 1991.

(2) Adjusted to give effect to 5% stock dividend declared in May 1995, 5% stock dividend declared in October 1994, and 4% stock dividend declared in July 1993 (excluding cash dividend and market price data).

(3) During the six months ended December 31, 1994, the Company changed its yearend from June 30 to December 31. Information derived from unaudited financial statements for the year ended December 31, 1994 is presented for comparative purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     During the six months ended December 31, 1994, the Company changed its yearend from June 30 to December 31. This resulted in the six month reporting period included in this Annual Report on Form 10-K. Financial information for the six months ended December 31, 1993 and the year ended December 31, 1994 is unaudited.

                             RESULTS OF OPERATIONS

     Results of operations by business segment were as follows (in thousands):

                                         YEAR ENDED         SIX MONTHS ENDED         YEAR ENDED
                                         DECEMBER 31           DECEMBER 31             JUNE 30
                                     -------------------   -------------------   -------------------
                                       1995       1994       1994       1993       1994       1993
                                     --------   --------   --------   --------   --------   --------
Net sales
  Electronics......................  $448,390   $399,227   $205,211   $163,952   $357,968   $282,190
  Graphics and Electronic
     Imaging.......................    73,359     59,743     30,431     29,452     58,764     55,410
  Recreational Products............    42,576     38,596     19,730     15,555     34,421     27,723
                                     --------   --------   --------   --------   --------   --------
                                     $564,325   $497,566   $255,372   $208,959   $451,153   $365,323
                                     ========   ========   ========   ========   ========   ========
Operating income
  Electronics(1)...................  $ 35,450   $ 26,261   $ 13,176   $ 10,656   $ 23,741   $ 17,543
  Graphics and Electronic
     Imaging.......................     1,994      1,836        910        479      1,405      2,115
  Recreational Products............     3,536      3,580      1,586      1,056      3,050      2,550
                                     --------   --------   --------   --------   --------   --------
     Operating income..............    40,980     31,677     15,672     12,191     28,196     22,208
Corporate costs....................    (8,756)    (8,722)    (4,632)    (3,885)    (7,975)    (8,005)
Interest expense...................    (3,612)    (4,053)    (1,886)    (2,325)    (4,492)    (5,538)
Lease commitment provision.........    (2,800)
Income tax provision...............   (10,841)    (7,957)    (3,845)    (2,542)    (6,654)    (3,660)
                                     --------   --------   --------   --------   --------   --------
Income from continuing
  operations.......................    14,971     10,945      5,309      3,439      9,075      5,005
Discontinued operations
  Loss from operations, net of
     taxes.........................                                                           (1,100)
  Reserve recovery (loss) on
     disposal, net of taxes........                  310        310                           (8,100)
Cumulative effect of accounting
  change, net of taxes.............                                                             (830)
                                     --------   --------   --------   --------   --------   --------
Net income (loss)..................  $ 14,971   $ 11,255   $  5,619   $  3,439   $  9,075   $ (5,025)
                                     ========   ========   ========   ========   ========   ========

     A summary of comparative operating results data follows:

Net sales..........................     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%
  Cost of products sold............     (77.4)     (77.7)     (77.8)     (77.5)     (77.5)     (75.3)
  Selling, general and
     administrative expenses.......     (17.5)     (17.7)     (17.9)     (18.6)     (18.0)     (20.8)
  Interest expense.................      (0.6)      (0.8)      (0.7)      (1.1)      (1.0)      (1.5)
  Lease commitment provision.......      (0.5)
  Gain on sale of division.........       0.5
                                     --------   --------   --------   --------   --------   --------
Income from continuing operations
  before income taxes..............       4.5        3.8        3.6        2.8        3.5        2.4
Income tax provision...............      (1.9)      (1.6)      (1.5)      (1.2)      (1.5)      (1.0)
                                     --------   --------   --------   --------   --------   --------
Income from continuing
  operations.......................       2.6%       2.2%       2.1%       1.6%       2.0%       1.4%
                                     ========   ========   ========   ========   ========   ========

---------------

(1) Includes gain on sale of division ($3,050) in 1995.

CALENDAR 1995 COMPARED WITH CALENDAR 1994

     For the year ended December 31, 1995, the Company's net sales increased 13% to $564.3 million and operating income increased 29% to $41.0 million over the prior year. Operating income in 1995 included a before-tax gain of $3.1 million on the sale of a division. Net income increased 33% to $15.0 million, or $2.11 per share, compared to $11.3 million, or $1.62 per share. Net income for 1995 included the gain on the sale of division and a before-tax charge of $2.8 million relating to a lease commitment provision. Net income for 1994 included a reserve recovery of $0.3 million, or $.04 per share. While management is optimistic about continued growth in sales and earnings, the operating results reported for the year are not necessarily indicative of future performance.

     Sales of the Electronics Group increased 12% to $448.4 million and operating income increased 35% to $35.5 million including the gain on sale of division. The improved sales performance was attributed to substantially stronger shipments of the group's core electronic components resulting from the increased effectiveness of the group's marketing efforts, partially offset by reduced sales of memory and microprocessor products. The availability of memory and microprocessor products, which were provided primarily by one supplier in the prior year, cannot be predicted due to capacity and allocation issues at that supplier. In addition, the group recorded increased revenues from microcomputer systems and services. Excluding the gain on sale of division, operating income improvement was primarily attributed to stronger sales and increased gross margins arising from product mix changes, primarily decreased sales of lower margin memory and microprocessor products.

     Graphics and Electronic Imaging Group sales increased 23% to $73.4 million and operating income increased 9% to $2.0 million. Sales growth was attributed to a stronger California market for graphic supplies, increased sales of electronic imaging equipment and geographic expansion into new markets in the western United States. Operating income margins declined as a result of the group's investment and expansion into new geographic markets.

     Recreational Products Group sales for the year increased 10% to $42.6 million while operating income was unchanged at approximately $3.5 million. Operating results were impacted by lower gross margins and costs incurred to penetrate new geographic markets during the year.

     Cost of products sold as a percentage of sales decreased slightly (77.4% from 77.7%) as a result of product mix changes. Selling, general and administrative expenses decreased as a percentage of sales due to ongoing cost control efforts. The decrease in interest expense was attributed to reductions in average long-term debt borrowings. The Company's income tax rate was approximately 42% for all periods presented.

     In October 1995, the Company sold the assets of one division which manufactures switches, push-buttons and electroluminescent panels used in commercial aircraft. Total cash proceeds were approximately $7.7 million resulting in a gain before income taxes of approximately $3.1 million in the fourth quarter. Operating results for the division were not material to the Company's consolidated results of operations.

     During the fourth quarter of 1995, the Board of Directors approved a plan to purchase a building to consolidate the corporate operations and computer center at a larger facility. Pursuant to this plan, the Company agreed to purchase a facility in El Segundo, California and sublease the present corporate offices for the remaining lease term. This resulted in the lease commitment provision of $2.8 million.

SIX MONTHS ENDED DECEMBER 31, 1994 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1993

     For the six months ended December 31, 1994, the Company's net sales increased 22% to $255.4 million and operating income increased 29% to $15.7 million over the comparable period in the prior year. The Company recorded income from continuing operations of $5.3 million, or $.77 per share, compared to $3.4 million, or $.50 per share, in the prior year six months. After including an after-tax gain from discontinued operations of $0.3 million, net income for the current six months totaled $5.6 million, or $.81 per share.

     Sales of the Electronics Group increased 25% to $205.2 million and operating income increased 24% to $13.2 million. The improved performance was attributed to stronger shipments of electronic components, primarily semiconductors. In addition, the group recorded increased sales of microcomputer systems and services. Operating income improvement was primarily attributed to stronger sales offset slightly by reductions in gross margins arising from product mix changes, primarily increased sales of lower margin memory and microprocessor products.

     Graphics and Electronic Imaging Group sales increased 3% to $30.4 million and operating income increased 90% to $0.9 million. The operating income improvement was primarily attributed to programs to reduce operating expenses implemented in early calendar year 1994.

     Recreational Products Group sales increased 27% to $19.7 million and operating income increased 50% to $1.6 million as a result of continued efforts to penetrate the recreational vehicle, snowmobile and marine markets served by this group.

     During 1993, the Company recorded an after-tax charge of $8.1 million in connection with a plan to dispose of its Building Products Group. Income tax benefits of approximately $5.9 million were recorded in connection with the disposal charge. In 1994, the Company completed the disposition of the discontinued operations and recorded a gain of $0.3 million (net of taxes totaling $0.2 million) which represented residual reserves no longer considered necessary. Remaining assets and liabilities attributed to discontinued operations were not material.

FISCAL 1994 COMPARED WITH FISCAL 1993

     For the year ended June 30, 1994 (fiscal 1994), net sales increased 23% to $451.2 million and operating income increased 27% to $28.2 million. Income from continuing operations, as well as net income, was $9.1 million, or $1.31 per share, compared to income from continuing operations of $5 million, or $.73 per share, in fiscal 1993. After providing for the effects of an accounting change and losses on discontinued operations, the Company recorded a net loss of $5 million, or $.74 per share, in fiscal 1993.

     Electronics Group sales increased 27% to $358 million and operating income increased 35% to $23.7 million. The improved performance was primarily attributed to strong electronic component shipments, including the first significant sales of memory and microprocessor products. Operating income improvement was attributed to stronger sales, while operating expenses remained unchanged due to the Company's restructuring and cost control programs. These improvements were partially offset by reductions in gross margins in electronic components sales due to product mix changes primarily arising from increased sales of lower margin memory and microprocessor products.

     Graphics and Electronic Imaging Group sales increased 6% to $58.8 million while operating income decreased 34% to $1.4 million. Margin pressures resulting from adverse economic conditions in California contributed to the overall decrease in operating performance for the group. Results during the last half of fiscal 1994 improved over the first six months as a result of programs to increase gross margins and reduce operating expenses.

     Sales and operating income for the Recreational Products Group increased 24% to $34.4 million and 20% to $3.1 million, respectively. Sales and income growth resulted from enhanced efforts to penetrate winter product markets and the expansion of certain product lines.

                              FINANCIAL CONDITION

     At December 31, 1995, the Company continued to maintain a strong financial position as set forth in the following table (dollars in thousands except per share amounts):

                                                                      DECEMBER 31
                                                                 ---------------------
                                                                   1995         1994
                                                                 --------     --------
        Cash and cash equivalents..............................  $  4,819     $  3,631
        Working capital........................................  $136,227     $116,118
        Current ratio..........................................     2.9:1        3.0:1
        Long-term liabilities to total capitalization..........      27.0%        28.7%
        Shareholders' equity per share.........................  $  17.04     $  14.91
        Days' sales in receivables.............................        50           50
        Days' sales in inventories.............................        96           87

     Cash flows from operating activities for periods presented were impacted by increased profits and increased working capital investment to support the growth in the Company's business. Typically, during periods of growth, the Company's distribution businesses require additional investment in receivables and inventory.

     Cash flows from investing activities included the proceeds from the sale of division in 1995 and disposal of discontinued operations in 1994. In 1995, the Company invested $3.4 million in two distribution businesses. In fiscal 1994, the Company invested $5.9 million to acquire a distribution and services business.

     Financing activity cash flows included repayments on the Company's Senior Notes, bank borrowings and capital lease obligations. Non-cash investing and financing activities included a $1.6 million equipment addition in fiscal 1994 which was financed through a capital lease.

     The Company believes that sufficient cash resources exist to support short-term requirements, including debt and lease payments, and longer term objectives, through available cash, bank borrowings and cash generated from operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       -----
Financial Statements:
     Report of Independent Accountants...............................................     11
     Consolidated Statement of Operations for the year ended December 31, 1995, the six months ended December 31, 1994 and the two years in the period ended June
      30, 1994.......................................................................     12
     Consolidated Balance Sheet at December 31, 1995 and December 31, 1994...........     13
     Consolidated Statement of Shareholders' Equity for the year ended December 31,
      1995, the six months ended December 31, 1994 and the two years in the period
      ended June 30, 1994............................................................     14
     Consolidated Statement of Cash Flows for the year ended December 31, 1995, the six months ended December 31, 1994 and the two years in the period ended June
      30, 1994.......................................................................     15
     Notes to Consolidated Financial Statements......................................  16-23
Financial Statement Schedule:
     For the year ended December 31, 1995, the six months ended December 31, 1994 and the two years in the period ended June 30, 1994
      II -- Valuation and Qualifying Accounts........................................     26

     The financial data included in the financial statement schedule should be read in conjunction with the consolidated financial statements. All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. The individual financial statements of the Company have been omitted since the Company is primarily an operating company and the subsidiaries included in the consolidated financial statements are considered wholly owned and deemed to be totally held and do not have indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed five percent of total consolidated assets as of December 31, 1995.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Bell Industries, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Industries, Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for the year ended December 31, 1995, for the six months ended December 31, 1994 and for each of the two years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in the Notes to Consolidated Financial Statements, during the year ended June 30, 1993 the Company changed its method of accounting for postretirement benefits.

PRICE WATERHOUSE LLP

Los Angeles, California
January 31, 1996

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    SIX
                                               YEAR ENDED          MONTHS          YEAR ENDED
                                              DECEMBER 31          ENDED            JUNE 30
                                          --------------------    DEC. 31     --------------------
                                            1995        1994        1994        1994        1993
                                          --------    --------    --------    --------    --------
                                                    (UNAUDITED)
Net sales...............................  $564,325    $497,566    $255,372    $451,153    $365,323
                                          --------    --------    --------    --------    --------
Costs and expenses
  Cost of products sold.................   436,568     386,406     198,731     349,573     275,081
  Selling, general and administrative
     expenses...........................    98,583      88,205      45,601      81,359      76,039
  Interest expense......................     3,612       4,053       1,886       4,492       5,538
  Lease commitment provision............     2,800
  Gain on sale of division..............    (3,050)
                                          --------    --------    --------    --------    --------
                                           538,513     478,664     246,218     435,424     356,658
                                          --------    --------    --------    --------    --------
Income from continuing operations before
  income taxes..........................    25,812      18,902       9,154      15,729       8,665
Income tax provision....................    10,841       7,957       3,845       6,654       3,660
                                          --------    --------    --------    --------    --------
Income from continuing operations.......    14,971      10,945       5,309       9,075       5,005
Discontinued operations
  Loss from operations, net of taxes....                                                    (1,100)
  Reserve recovery (loss) on disposal,
     net of taxes.......................                   310         310                  (8,100)
Cumulative effect of accounting change,
  net of taxes..........................                                                      (830)
                                          --------    --------    --------    --------    --------
Net income (loss).......................  $ 14,971    $ 11,255    $  5,619    $  9,075    $ (5,025)
                                          ========    ========    ========    ========    ========
SHARE AND PER SHARE DATA
Income from continuing operations.......  $   2.11    $   1.58    $    .77    $   1.31    $    .73
Discontinued operations
  Loss from operations, net of taxes....                                                      (.16)
  Reserve recovery (loss) on disposal,
     net of taxes.......................                   .04         .04                   (1.19)
Cumulative effect of accounting change,
  net of taxes..........................                                                      (.12)
                                          --------    --------    --------    --------    --------
Net income (loss).......................  $   2.11    $   1.62    $    .81    $   1.31    $   (.74)
                                          ========    ========    ========    ========    ========
Cash dividends declared.................                                                  $    .20
                                                                                          ========
Weighted average common shares
  outstanding...........................     7,095       6,946       6,975       6,905       6,819
                                          ========    ========    ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
Current assets
  Cash and cash equivalents............................................  $  4,819     $  3,631
  Accounts receivable, less allowance for doubtful accounts of $1,472
     and $1,041........................................................    78,651       68,914
  Inventories..........................................................   120,153       95,910
  Prepaid expenses and other...........................................     5,427        5,324
                                                                         --------     --------
          Total current assets.........................................   209,050      173,779
                                                                         --------     --------
Properties, at cost
  Land.................................................................       265          443
  Buildings and improvements...........................................     6,866        8,857
  Equipment............................................................    28,415       31,362
                                                                         --------     --------
                                                                           35,546       40,662
  Less accumulated depreciation........................................   (22,398)     (25,722)
                                                                         --------     --------
          Total properties.............................................    13,148       14,940
                                                                         --------     --------
Other assets
  Goodwill and other intangibles, less accumulated amortization of
     $5,512 and $4,914.................................................     6,232        6,462
  Deferred tax benefits and other......................................     5,452        5,186
                                                                         --------     --------
          Total other assets...........................................    11,684       11,648
                                                                         --------     --------
                                                                         $233,882     $200,367
                                                                         ========     ========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable.....................................................  $ 42,957     $ 34,705
  Accrued payroll......................................................     7,943        5,887
  Accrued liabilities..................................................    12,750        6,236
  Current portion of long-term liabilities.............................     6,918        9,662
  Income taxes payable.................................................     2,255        1,171
                                                                         --------     --------
          Total current liabilities....................................    72,823       57,661
                                                                         --------     --------
Long-term liabilities
  Notes payable........................................................    36,514       33,857
  Obligations under capital leases.....................................       933        2,463
  Deferred compensation and other......................................     6,043        4,616
                                                                         --------     --------
          Total long-term liabilities..................................    43,490       40,936
                                                                         --------     --------
Shareholders' equity
  Preferred stock
     ($1 par value prior to June 30, 1995)
       Authorized -- 1,000,000 shares
       Outstanding -- none
  Common stock
     ($.25 par value prior to June 30, 1995)
       Authorized -- 10,000,000 shares
       Outstanding -- 6,898,094 and 6,497,557 shares...................    63,056        1,624
  Other paid-in capital................................................                 54,080
  Reinvested earnings..................................................    54,513       46,066
                                                                         --------     --------
          Total shareholders' equity...................................   117,569      101,770
Commitments and contingencies
                                                                         --------     --------
                                                                         $233,882     $200,367
                                                                         ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                           COMMON STOCK        OTHER
                                                        -------------------   PAID-IN    REINVESTED
                                                         SHARES     AMOUNT    CAPITAL     EARNINGS
                                                        ---------   -------   --------   ----------
Balance at June 30, 1992..............................  5,882,237   $ 1,471   $ 43,677    $ 47,190
  Employee stock plans................................     12,400         3        150
  Net loss............................................                                      (5,025)
  Cash dividends......................................                                      (1,178)
  4% stock dividend...................................    235,785        59      3,154      (3,213)
                                                        ---------   -------   --------     -------
Balance at June 30, 1993..............................  6,130,422     1,533     46,981      37,774
  Employee stock plans................................     15,685         4        186
  Net income..........................................                                       9,075
                                                        ---------   -------   --------     -------
Balance at June 30, 1994..............................  6,146,107     1,537     47,167      46,849
  Employee stock plans................................     42,874        10        588
  Net income..........................................                                       5,619
  5% stock dividend...................................    308,576        77      6,325      (6,402)
                                                        ---------   -------   --------     -------
Balance at December 31, 1994..........................  6,497,557     1,624     54,080      46,066
  Employee stock plans................................     74,415       441        388
  Net income..........................................                                      14,971
  5% stock dividend...................................    326,122        82      6,441      (6,524)
  Change in par value of common stock.................               60,909    (60,909)
                                                        ---------   -------   --------     -------
Balance at December 31, 1995..........................  6,898,094   $63,056   $     --    $ 54,513
                                                        =========   =======   ========     =======

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED         SIX MONTHS       YEAR ENDED
                                                   DECEMBER 31           ENDED           JUNE 30
                                              ----------------------    DEC. 31     ------------------
                                                1995        1994          1994        1994      1993
                                              --------   -----------   ----------   --------   -------
                                                         (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................  $ 14,971    $  11,255     $  5,619    $  9,075   $(5,025)
  Gain on sale of division..................    (3,050)
  Lease commitment provision................     2,800
  Disposal of discontinued operations.......                   (310)        (310)                8,100
  Cumulative effect of accounting change....                                                       830
  Depreciation and amortization.............     5,342        5,165        2,615       5,011     5,036
  Amortization of intangibles...............       598          569          276         563       699
  Provision for losses on accounts
     receivable.............................     1,716          744          606         755     2,022
  Changes in assets and liabilities net of
     discontinued operations................   (19,459)     (12,815)     (13,561)     (8,853)   (8,959)
                                              --------     --------     --------    --------   -------
          Net cash provided by (used in)
            operating activities............     2,918        4,608       (4,755)      6,551     2,703
                                              --------     --------     --------    --------   -------
Cash flows from investing activities:
  Proceeds from sale of division............     7,754
  Purchases of equipment and improvements...    (5,019)      (2,481)      (1,375)     (2,562)   (5,744)
  Disposal of discontinued operations.......                  2,114        2,490       7,369
  Purchase of businesses....................    (3,419)      (5,864)                  (5,864)
  Other.....................................                                  37         121        43
                                              --------     --------     --------    --------   -------
          Net cash provided by (used in)
            investing activities............      (684)      (6,231)       1,152        (936)   (5,701)
                                              --------     --------     --------    --------   -------
Cash flows from financing activities:
  Bank borrowings (payments), net...........     3,800        9,000        9,000       2,000    (1,600)
  Proceeds from capital lease
     arrangements...........................                                                     5,411
  Payments on Senior Notes..................    (4,143)      (9,000)      (6,000)    (12,600)   (2,000)
  Payments on capital leases................    (1,532)      (1,481)        (725)     (1,362)     (939)
  Employee stock plans......................       829          589          589
  Dividends paid and other..................                                                    (1,766)
                                              --------     --------     --------    --------   -------
          Net cash provided by (used in)
            financing activities............    (1,046)        (892)       2,864     (11,962)     (894)
                                              --------     --------     --------    --------   -------
Net increase (decrease) in cash and cash
  equivalents...............................     1,188       (2,515)        (739)     (6,347)   (3,892)
Cash and cash equivalents at beginning of
  period....................................     3,631        6,146        4,370      10,717    14,609
                                              --------     --------     --------    --------   -------
Cash and cash equivalents at end of
  period....................................  $  4,819    $   3,631     $  3,631    $  4,370   $10,717
                                              ========     ========     ========    ========   =======
Changes in assets and liabilities net of
  discontinued operations:
     Accounts receivable....................  $ (9,288)   $ (16,023)    $ (3,683)   $(14,010)  $(2,882)
     Inventories............................   (24,341)     (10,819)     (15,731)     (6,384)      866
     Accounts payable.......................     7,011        9,274        5,820       8,168    (3,549)
     Other liabilities and deferred
       compensation.........................     3,617           49           34        (389)     (961)
     Accrued payroll........................     2,211        1,019         (227)      1,246    (2,056)
     Income taxes payable...................     1,084        1,089         (148)        583      (327)
     Other..................................       247        2,596          374       1,933       (50)
                                              --------     --------     --------    --------   -------
          Net change........................  $(19,459)   $ (12,815)    $(13,561)   $ (8,853)  $(8,959)
                                              ========     ========     ========    ========   =======
Supplemental cash flow information:
  Interest paid.............................  $  3,759    $   4,411     $  2,045    $  4,979   $ 5,664
  Income taxes paid.........................  $ 11,190    $   5,151     $  3,786    $  4,561   $ 2,806

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

     Principles of consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated.

     Change in yearend -- During the six months ended December 31, 1994, the Company changed its yearend from June 30 to December 31, resulting in a six month reporting period. Unaudited information for the year ended December 31, 1994 is presented for comparative purposes. Unaudited information for the six month period ended December 31, 1993 is as follows (in thousands): net sales -- $208,959; cost of products sold -- $161,898; selling, general and administrative expenses -- $38,755; interest expense -- $2,325; income taxes -- $2,542; net income -- $3,439; net income per share -- $0.50.

     Statement of cash flows -- The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Presentations of cash flows for prior periods were conformed to the current year presentation.

     Revenue recognition and receivables -- The Company is primarily a national distributor of electronic components. In addition, the Company distributes graphics and electronic imaging products throughout the western United States and recreational-related products in the north central United States. Sales are recognized and trade receivables are recorded when products are shipped. Concentrations of credit risk with respect to trade receivables are limited due to the large number and general dispersion of trade accounts which constitute the Company's customer base. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses and such losses have been within these estimates.

     Inventories -- Inventories are stated at the lower of cost (determined using weighted average and first-in, first-out methods) or market (net realizable value).

     Properties, depreciation and amortization -- All properties are depreciated using the straight-line method based upon estimated useful lives which range from 15 to 40 years for buildings and 3 to 10 years for machinery and equipment. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of their estimated service lives or the term of the lease.

     Intangibles -- Cost in excess of the fair value of net assets of purchased businesses (goodwill) is amortized using the straight-line method over 25 years. The costs of other intangible assets purchased from acquired businesses, primarily composed of customer lists, franchise agreements and the assembled work force, are being amortized using the straight-line method over their estimated lives ranging from 5 to 10 years.

     Income taxes -- Provision is made for the tax effects of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. In estimating deferred tax balances, the Company considers all expected future events other than enactments of changes in the tax law or rates.

     Stock option plans -- The Company recognizes compensation expense relating to nonqualified stock options granted at prices below fair market value in an amount equal to the difference between the market value of shares at the date of option grant and the expected proceeds upon exercise. Such compensation expense is accrued ratably over the period to be benefited. When an installment of a grant is exercised, common stock is credited with the market value of the stock at date of grant.

     Per share data -- Operating results data per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding, after adjustment to reflect stock dividends declared. Common equivalent shares represent the net number of shares which would be issued assuming the exercise of dilutive stock options, reduced by the number of shares which could be repurchased from the proceeds of such exercises.

     Use of estimates -- Certain amounts and disclosures included in the consolidated financial statements required the use of management estimates which could differ from actual results.

SALE OF DIVISION

     During the fourth quarter of 1995, the Company sold the assets of a division which manufactures switches, push-buttons and electroluminescent panels used in commercial aircraft. Total cash proceeds were approximately $7.7 million resulting in a gain before income taxes of $3.1 million. Operating results of the division were not material to the Company's consolidated operating results.

LEASE COMMITMENT PROVISION

     During the fourth quarter of 1995, the Company agreed to purchase a building to consolidate the corporate operations and computer center at a larger facility. The related decision to sublease the present corporate offices for the remaining lease term resulted in a $2.8 million charge for the net lease commitment.

DISCONTINUED OPERATIONS

     In April 1993, the Company recorded an after-tax loss of $8.1 million relating to a plan to dispose the Building Products Group. Income tax benefits of $5.9 million were recorded in connection with the disposal charge.

     In July 1993, the Company sold a majority of the assets of the discontinued operations for approximately $11 million in cash. During the six months ended December 31, 1994, the Company sold substantially all remaining net assets of the discontinued operations for cash and notes totaling approximately $4.5 million. The Company recorded a gain of $0.3 million (net of taxes totaling $0.2 million) which represented residual reserves no longer considered necessary. Remaining assets and liabilities attributed to discontinued operations are not material.

     For the year ended June 30, 1993 (fiscal 1993), net sales of discontinued operations through the measurement date of March 31, 1993 totaled $36.8 million; the loss from discontinued operations totaled $1.1 million, net of income tax benefits of $0.6 million. Operating losses of discontinued operations subsequent to the measurement date though December 31, 1994 totaled approximately $0.6 million.

NOTES PAYABLE

     Notes payable consisted of the following (in thousands):

                                                                       DECEMBER 31
                                                                   -------------------
                                                                    1995        1994
                                                                   -------     -------
        Bank borrowings..........................................  $12,800     $ 9,000
        9.70% Senior Notes.......................................   28,857      33,000
                                                                   -------     -------
                                                                    41,657      42,000
        Less current portion.....................................    5,143       8,143
                                                                   -------     -------
                                                                   $36,514     $33,857
                                                                   =======     =======

     The Company's bank loan agreement provides for a $40 million unsecured revolving line of credit which is available through May 1998. Borrowings against the line accrue interest at either the bank's reference rate (8.5% at December 31, 1995) or LIBOR plus .625% (6.6% at December 31, 1995). The Company is subject to an annual commitment fee of .25% on the unused line of credit.

     The agreement underlying the 9.70% Senior Notes, as amended, requires the Company to make annual principal payments. Interest payments on the Senior Notes are due in semi-annual installments.

     The fair value of the Senior Notes at December 31, 1995 was approximately $29.4 million ($34 million at December 31, 1994). The fair value was estimated using an interest rate currently available to the Company for debt with similar terms and remaining maturities.

     In connection with certain amendments to the Senior Note agreement, the noteholders received warrants in 1993 to purchase 206,390 shares of the Company's common stock. The warrants may be exercised at any time prior to February 1, 2001 at $11.84 per share.

     The bank loan and Senior Note agreements contain various provisions for the maintenance of financial ratios and amounts, limitations on long-term borrowings, payments of cash dividends, and other provisions.

     Aggregate maturities of notes payable are as follows (in thousands):

        1996...............  $ 5,143
        1997...............  $19,943
        1998...............  $ 7,143
        1999...............  $ 7,143
        2000...............  $ 2,285

COMMON STOCK

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

     The Company's 1990 Stock Option and Incentive Plan, which succeeded the 1981 Restricted Stock Purchase Plan, authorized 500,000 shares of common stock to be available for purchase by employees. At the 1994 Annual Meeting, the shareholders approved the 1994 Stock Option Plan which authorized an additional 500,000 shares of common stock.

     A summary of changes under the plans follows:

                                          AVAILABLE      SHARES
                                          FOR FUTURE      UNDER          PRICE         MARKET VALUE
                                            GRANT        OPTION        PER SHARE         PER SHARE
                                          ----------     -------     -------------     -------------
Outstanding at June 30, 1992............     473,500      56,400     $  .25-$10.00
  Granted...............................    (195,000)    195,000     $10.25-$13.75     $10.25-$13.75
  Exercised.............................                 (12,400)
  Canceled..............................       9,000     (12,425)
  Adjustment for 4% stock dividend......      11,500       9,063
                                            --------     -------     -------------
Outstanding at June 30, 1993............     299,000     235,638     $  .25-$13.22
  Granted...............................      (2,500)      2,500            $19.25            $19.25
  Exercised.............................                 (15,685)
  Canceled..............................       4,966     (12,822)
                                            --------     -------     -------------
Outstanding at June 30, 1994............     301,466     209,631     $  .25-$19.25
  Granted...............................    (261,000)    261,000     $16.00-$20.25     $16.00-$20.25
  Exercised.............................                  (6,873)
  Canceled..............................      27,468     (28,456)
  Adjustment for 5% stock dividend......       4,622      20,602
  Adoption of 1994 Plan.................     500,000
                                            --------     -------     -------------
Outstanding at December 31, 1994........     572,556     455,904     $  .25-$20.25
  Granted...............................    (118,500)    118,500     $20.12-$23.88     $20.12-$23.88
  Exercised.............................                 (16,300)
  Canceled..............................      10,711     (11,284)
  Adjustment for 5% stock dividend......      28,327      22,790
                                            --------     -------     -------------
Outstanding at December 31, 1995........     493,094     569,610     $  .25-$23.88
                                            --------     -------     -------------
Exercisable at December 31, 1995........                 100,239     $  .25-$19.29
                                                         =======     =============

     Under the stock option plans, both incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted. At December 31, 1995, 1,062,704 shares were reserved for future issuance under the plans.

     During the year ended June 30, 1994 (fiscal 1994), the shareholders approved the Bell Industries Employees' Stock Purchase Plan (the ESPP) under which 750,000 shares were authorized for future issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP. During the year ended December 31, 1995 (calendar 1995), 58,115 shares were issued under the ESPP at purchase prices ranging between $16.39 and $18.49. During the six months ended December 31, 1994, 36,001 shares were issued under the ESPP at purchase prices ranging between $13.92 and $15.68. No shares were issued in fiscal 1994 under the ESPP.

     In May 1995, the Board of Directors declared a 5% stock dividend payable to shareholders of record on May 26, 1995. In October 1994, the Board of Directors declared a 5% stock dividend payable to shareholders of record on October 28, 1994. In July 1993, the Board of Directors declared a 4% stock dividend payable to shareholders of record on August 20, 1993. Share and per share amounts were adjusted to give effect to the dividends.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation." The Company estimates that the adoption of SFAS No. 123 will not have a material effect on the Company's financial position or results of operations.

INCOME TAXES

     The income tax provision charged to continuing operations was as follows (in thousands):

                                                    YEAR ENDED          SIX MONTHS        YEAR ENDED
                                                    DECEMBER 31           ENDED            JUNE 30
                                               ---------------------     DEC. 31       ----------------
                                                1995        1994           1994         1994      1993
                                               -------   -----------   ------------    ------    ------
                                                         (UNAUDITED)
Current
  Federal....................................  $10,326     $ 6,574        $3,335       $5,240    $2,714
  State......................................    2,438       1,738           846        1,444       782
Deferred
  Federal....................................   (1,755)       (326)         (290)         (58)      329
  State......................................     (168)        (29)          (46)          28      (165)
                                               -------      ------        ------       ------    ------
                                               $10,841     $ 7,957        $3,845       $6,654    $3,660
                                               =======      ======        ======       ======    ======

     A reconciliation of the federal statutory tax rate to the effective tax rate follows:

                                                    YEAR ENDED          SIX MONTHS        YEAR ENDED
                                                    DECEMBER 31           ENDED            JUNE 30
                                               ---------------------     DEC. 31       ----------------
                                                1995        1994           1994         1994      1993
                                               -------   -----------   ------------    ------    ------
                                                         (UNAUDITED)
Federal statutory tax rate...................     35.0%       34.4%         34.3%        34.4%     34.0%
State taxes, net of federal benefit..........      5.6         5.8           5.9          5.8       5.8
Other, net...................................      1.4         1.9           1.8          2.1       2.4
                                                  ----        ----          ----         ----      ----
Effective tax rate...........................     42.0%       42.1%         42.0%        42.3%     42.2%
                                                  ====        ====          ====         ====      ====

     The provision (credit) for deferred income taxes is summarized as follows (in thousands):

                                                    YEAR ENDED          SIX MONTHS        YEAR ENDED
                                                    DECEMBER 31           ENDED            JUNE 30
                                               ---------------------     DEC. 31       ----------------
                                                1995        1994           1994         1994      1993
                                               -------   -----------   ------------    ------    ------
                                                         (UNAUDITED)
Depreciation.................................  $  (221)    $(341)          $ (67)      $(444)    $(571)
Employee benefit accruals....................     (437)     (188)           (140)        (77)      463
Receivables allowance........................     (177)      259              30         371       (18)
Inventory capitalization.....................      190        24             (66)        146        77
Facility closure accrual.....................                                                      272
Lease commitment provision...................   (1,106)
Other........................................     (172)     (109)            (93)        (26)      (59)
                                               -------      ----           -----       -----     -----
                                               $(1,923)    $(355)          $(336)      $ (30)    $ 164
                                               =======     =====           =====       =====     =====

     Deferred tax asset balances were composed of the following (in thousands):

                                                                        DECEMBER 31
                                                                     -----------------
                                                                      1995       1994
                                                                     ------     ------
        Discontinued operations....................................  $2,424     $2,932
        Deferred compensation and other employee benefits..........   1,424        987
        Lease commitment provision.................................   1,106
        Receivables allowance......................................     590        413
        Inventory capitalization...................................     467        657
        Postretirement benefits....................................     743        650
        Other......................................................     713        413
                                                                     ------     ------
                                                                     $7,467     $6,052
                                                                     ======     ======

     Current deferred income tax benefits included with prepaid expenses and other and noncurrent deferred income tax benefits included with other assets were as follows (in thousands):

                                                                        DECEMBER 31
                                                                     -----------------
                                                                      1995       1994
                                                                     ------     ------
        Current deferred income tax benefits
          Federal..................................................  $4,730     $3,738
          State....................................................     235        149
        Noncurrent deferred income tax benefits
          Federal..................................................   2,178      1,883
          State....................................................     324        282
                                                                     ------     ------
                                                                     $7,467     $6,052
                                                                     ======     ======

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

     The Company has a qualified, trusteed, savings and profit sharing plan for eligible employees. Employees must contribute at least 1% of their annual compensation to participate in the plan. The Company's contribution to the plan is determined by the Board of Directors. The Company's contributions were $1 million in calendar 1995, $0.4 million for the six months ended December 31, 1994, $0.5 million in fiscal 1994 and $0.3 million in fiscal 1993.

     The Company has deferred compensation plans available for certain directors, officers and employees. Expense associated with the deferred compensation element of these plans was $1.1 million in calendar 1995, $0.5 million for the six months ended December 31, 1994, $0.3 million in fiscal 1994 and $0.3 million in fiscal 1993.

     The Company provides postretirement medical coverage for qualifying employees. During fiscal 1993, the Company implemented Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" and elected to record the previously unrecognized obligation covering prior years for postretirement medical coverage provided to qualifying employees. The charge of $0.8 million relating to this accounting change was recorded net of estimated tax benefits of $0.6 million. Annual costs and accumulated and vested benefit obligations relating to postretirement medical benefits were not significant.

COMMITMENTS AND CONTINGENCIES

     At December 31, 1995 the Company had operating leases on certain of its facilities expiring in various years through fiscal 2001. Under certain of these leases the Company is required to pay property taxes and insurance. Rent expense pertaining to these leases was $3.9 million in calendar 1995, $1.9 million for the six months ended December 31, 1994, $3.8 million in fiscal 1994 and $3.9 million in fiscal 1993. The Company has certain computer equipment under capital leases. Amortization of capitalized leases amounted to $1.6 million in calendar 1995, $0.8 million for the six months ended December 31, 1994 and $1.6 million in fiscal 1994. Non-cash investing and financing activities for fiscal 1994 included an equipment addition totaling $1.6 million which was financed through a capital lease.

     Minimum annual rentals on these leases for years subsequent to 1995 are as follows (in thousands):

                                                       CAPITAL     OPERATING
                                                       LEASES       LEASES
                                                       -------     ---------
                    1996.............................  $1,903       $3,693
                    1997.............................     952        3,087
                    1998.............................      --        2,028
                    1999.............................      --        1,418
                    2000.............................      --          190
                    Thereafter.......................      --            5
                                                       ------
                                                        2,855
                    Less amount representing
                      interest.......................    (147)
                                                       ------
                    Present value of net minimum
                      lease payments under capital
                      leases.........................  $2,708
                                                       ======

     The Company is involved in litigation incidental to its business. In the opinion of management, the expected outcome of such litigation will not materially affect the Company's financial position or results of operations.

BUSINESS SEGMENT INFORMATION

     Depreciation and amortization, identifiable assets, and capital expenditures by business segment are as follows (in thousands):

                                                  YEAR ENDED         SIX MONTHS         YEAR ENDED
                                                 DECEMBER 31           ENDED             JUNE 30
                                            ----------------------    DEC. 31      --------------------
                                              1995        1994          1994         1994        1993
                                            --------   -----------   ----------    --------    --------
                                                       (UNAUDITED)
Depreciation and amortization
  Electronics.............................  $  2,007     $  2,573     $  1,021     $  2,528    $  2,429
  Graphics and Electronic Imaging.........       185          118           60          112         103
  Recreational Products...................       215          132          108          104         189
  Corporate...............................     3,533        2,911        1,702        2,830       2,285
  Discontinued operations.................                                                          729
                                            --------     --------     --------     --------    --------
                                            $  5,940     $  5,734     $  2,891     $  5,574    $  5,735
                                            ========     ========     ========     ========    ========
Identifiable assets
  Electronics.............................  $175,278     $149,393     $149,393     $134,299    $109,479
  Graphics and Electronic Imaging.........    22,553       17,181       17,181       15,967      15,900
  Recreational Products...................    16,548       17,862       17,862       12,686      11,443
  Corporate...............................    19,503       15,931       15,931       21,378      30,698
  Discontinued operations.................                                              383       7,752
                                            --------     --------     --------     --------    --------
                                            $233,882     $200,367     $200,367     $184,713    $175,272
                                            ========     ========     ========     ========    ========
Capital expenditures
  Electronics.............................  $  3,246     $  1,714     $    879     $  1,939    $  2,151
  Graphics and Electronic Imaging.........       574          201          118          203          96
  Recreational Products...................       196          244          170          123         106
  Corporate...............................     1,003          322          208          297       3,155
  Discontinued operations.................                                                          236
                                            --------     --------     --------     --------    --------
                                            $  5,019     $  2,481     $  1,375     $  2,562    $  5,744
                                            ========     ========     ========     ========    ========

     The net sales and operating income of each of the Company's business segments are included under "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition." A description of the Company's business and products appears under "Item 1. Business." Sales between product groups are insignificant. Corporate assets are primarily cash, data processing equipment and deferred income tax benefits.

     The Company purchased two distribution businesses during calendar 1995 for approximately $3.4 million in cash. Goodwill involved in these transactions was not significant. During fiscal 1994, the Company purchased a distribution and services business for approximately $5.9 million cash. Goodwill involved in the transaction was approximately $1.6 million. Operating results for the purchased businesses were not significant.

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                      QUARTER ENDED
                                                        -----------------------------------------
                                                        MAR. 31    JUN. 30    SEP. 30    DEC. 31
                                                        --------   --------   --------   --------
YEAR ENDED DECEMBER 31, 1995
Net sales.............................................  $126,945   $141,575   $148,639   $147,166
                                                        --------   --------   --------   --------
Cost and expenses
  Cost of products sold...............................    97,983    108,984    115,548    114,053
  Selling and administrative expenses.................    23,634     24,497     24,838     25,614
  Interest expense....................................       908        822        872      1,010
  Lease commitment provision..........................                                      2,800
  Gain on sale of business............................                                     (3,050)
                                                        --------   --------   --------   --------
                                                         122,525    134,303    141,258    140,427
                                                        --------   --------   --------   --------
Income before income taxes............................     4,420      7,272      7,381      6,739
Income tax provision..................................     1,860      3,051      3,100      2,830
                                                        --------   --------   --------   --------
Net income............................................  $  2,560   $  4,221   $  4,281   $  3,909
                                                        ========   ========   ========   ========
SHARE AND PER SHARE DATA
Net income............................................  $    .36   $    .60   $    .60   $    .55
                                                        ========   ========   ========   ========
Weighted average common shares outstanding............     7,062      7,056      7,130      7,133
                                                        ========   ========   ========   ========
YEAR ENDED DECEMBER 31, 1994
Net sales.............................................  $113,507   $128,687   $127,092   $128,280
                                                        --------   --------   --------   --------
Cost and expenses
  Cost of products sold...............................    88,064     99,611     98,638    100,093
  Selling and administrative expenses.................    20,721     21,883     22,589     23,012
  Interest expense....................................     1,099      1,068        966        920
                                                        --------   --------   --------   --------
                                                         109,884    122,562    122,193    124,025
                                                        --------   --------   --------   --------
Income from continuing operations before income
  taxes...............................................     3,623      6,125      4,899      4,255
Income tax provision..................................     1,540      2,572      2,058      1,787
                                                        --------   --------   --------   --------
Income from continuing operations.....................     2,083      3,553      2,841      2,468
Discontinued operations...............................                             310
                                                        --------   --------   --------   --------
Net income............................................  $  2,083   $  3,553   $  3,151   $  2,468
                                                        ========   ========   ========   ========
SHARE AND PER SHARE DATA
Income from continuing operations.....................  $    .30   $    .51   $    .41   $    .35
Discontinued operations...............................                             .04
                                                        --------   --------   --------   --------
Net income............................................  $    .30   $    .51   $    .45   $    .35
                                                        ========   ========   ========   ========
Weighted average common shares outstanding............     6,928      6,905      6,933      7,019
                                                        ========   ========   ========   ========
YEAR ENDED DECEMBER 31, 1993
Net sales.............................................  $ 90,724   $ 95,938   $106,718   $102,241
                                                        --------   --------   --------   --------
Cost and expenses
  Cost of products sold...............................    68,527     71,836     82,560     79,338
  Selling and administrative expenses.................    18,449     19,200     19,368     19,387
  Interest expense....................................     1,383      1,322      1,198      1,127
                                                        --------   --------   --------   --------
                                                          88,359     92,358    103,126     99,852
                                                        --------   --------   --------   --------
Income from continuing operations before income
  taxes...............................................     2,365      3,580      3,592      2,389
Income tax provision..................................       990      1,525      1,527      1,015
                                                        --------   --------   --------   --------
Income from continuing operations.....................     1,375      2,055      2,065      1,374
Discontinued operations...............................    (8,681)
                                                        --------   --------   --------   --------
Net income (loss).....................................  $ (7,306)  $  2,055   $  2,065   $  1,374
                                                        ========   ========   ========   ========
SHARE AND PER SHARE DATA
Income from continuing operations.....................  $    .20   $    .30   $    .30   $    .20
Discontinued operations...............................     (1.27)
                                                        --------   --------   --------   --------
Net income (loss).....................................  $  (1.07)  $    .30   $    .30   $    .20
                                                        ========   ========   ========   ========
Weighted average common shares outstanding............     6,807      6,819      6,865      6,922
                                                        ========   ========   ========   ========

     The annual sums of quarterly per share data presented above may not agree with totals presented for the calendar year due to rounding.

                  CONSOLIDATED OPERATIONS SUMMARY (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              YEAR ENDED DECEMBER 31
                                             --------------------------------------------------------
                                               1995        1994        1993        1992        1991
                                             --------    --------    --------    --------    --------
CONSOLIDATED RESULTS OF OPERATIONS
Net sales.................................   $564,325    $497,566    $395,621    $364,385    $330,992
                                             --------    --------    --------    --------    --------
Costs and expenses
  Cost of products sold...................    436,568     386,406     302,261     273,517     248,245
  Selling, general and administrative
     expenses.............................     98,583      88,205      76,404      77,953      75,460
  Interest expense........................      3,612       4,053       5,030       5,508       5,599
  Lease commitment provision..............      2,800
  Gain on sale of division................     (3,050)
  Computer write-down.....................                                          4,400
  Provision for facility closure..........                                                      3,500
                                             --------    --------    --------    --------    --------
                                              538,513     478,664     383,695     361,378     332,804
                                             --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before income taxes.....................     25,812      18,902      11,926       3,007      (1,812)
Income tax provision (benefit)............     10,841       7,957       5,057       1,492        (433)
                                             --------    --------    --------    --------    --------
Income (loss) from continuing
  operations..............................   $ 14,971    $ 10,945    $  6,869    $  1,515    $ (1,379)
                                             ========    ========    ========    ========    ========
Net income (loss).........................   $ 14,971    $ 11,255    $ (1,812)   $   (591)   $ (1,038)
                                             ========    ========    ========    ========    ========
SHARE AND PER SHARE DATA
Income (loss) from continuing
  operations..............................   $   2.11    $   1.58    $   1.00    $    .22    $   (.20)
                                             ========    ========    ========    ========    ========
Net income (loss).........................   $   2.11    $   1.62    $   (.26)   $   (.09)   $   (.15)
                                             ========    ========    ========    ========    ========
Weighted average common shares outstanding
  (000's).................................      7,095       6,946       6,853       6,803       6,764
                                             ========    ========    ========    ========    ========
OPERATING RESULTS BY BUSINESS SEGMENT
Net sales
  Electronics.............................   $448,390    $399,227    $307,546    $282,192    $257,144
  Graphics and Electronic Imaging.........     73,359      59,743      57,134      55,566      48,553
  Recreational Products...................     42,576      38,596      30,941      26,627      25,295
                                             --------    --------    --------    --------    --------
                                             $564,325    $497,566    $395,621    $364,385    $330,992
                                             ========    ========    ========    ========    ========
Operating income
  Electronics (1).........................   $ 35,450    $ 26,261    $ 20,705    $ 16,626    $  8,074
  Graphics and Electronic Imaging.........      1,994       1,836       1,320       1,928       1,579
  Recreational Products...................      3,536       3,580       2,734       2,493       2,487
                                             --------    --------    --------    --------    --------
     Operating income.....................     40,980      31,677      24,759      21,047      12,140
Corporate costs...........................     (8,756)     (8,722)     (7,803)     (8,132)     (8,353)
Interest expense..........................     (3,612)     (4,053)     (5,030)     (5,508)     (5,599)
Lease commitment provision................     (2,800)
Computer write-down.......................                                         (4,400)
                                             --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before income taxes.....................   $ 25,812    $ 18,902    $ 11,926    $  3,007    $ (1,812)
                                             ========    ========    ========    ========    ========
CONSOLIDATED FINANCIAL POSITION
  AND RELATED DATA
Working capital...........................   $136,227    $116,118    $105,640    $113,471    $119,630
Total assets..............................   $233,882    $200,367    $175,666    $183,591    $188,606
Long-term liabilities.....................   $ 43,490    $ 40,936    $ 43,166    $ 54,380    $ 56,316
Shareholders' equity......................   $117,569    $101,770    $ 89,842    $ 92,268    $ 94,068
Depreciation and amortization.............   $  5,940    $  5,734    $  6,152    $  4,703    $  5,419
Capital expenditures......................   $  5,019    $  2,481    $  4,385    $ 10,180    $  4,857
Days' sales in receivables................         50          50          47          50          48
Days' sales in inventories................         96          87          95         102         115

---------------

(1) Includes gain on sale of division ($3,050) in 1995, and provision for facility closure ($3,500) in 1991.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                      ADDITIONS    DEDUCTIONS
                                                                      ----------   ----------
                                                         BALANCE AT   CHARGED TO    ACCOUNTS     BALANCE
                                                         BEGINNING    COSTS AND     CHARGED      AT END
                      DESCRIPTION                        OF PERIOD     EXPENSES       OFF       OF PERIOD
-------------------------------------------------------  ----------   ----------   ----------   ---------
Allowance for doubtful accounts:
  Year ended June 30, 1993.............................    $1,597        2,022        2,348      $ 1,271
  Year ended June 30, 1994.............................    $1,271          755        1,142      $   884
  Six months ended December 31, 1994...................    $  884          606          449      $ 1,041
  Year ended December 31, 1995.........................    $1,041        1,716        1,285      $ 1,472

                            ------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors: The information required by Item 10 with respect to directors appears in the Proxy Statement for the 1996 Annual Meeting of Shareholders and is hereby incorporated by reference.

     (b) Executive Officers: The information required by Item 10 with respect to Executive Officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 appears in the Proxy Statement for the 1996 Annual Meeting of Shareholders and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 appears under "Election of Directors" in the Proxy Statement for the 1996 Annual Meeting of Shareholders and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 appears in the Proxy Statement for the 1996 Annual Meeting of Shareholders and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

     The Consolidated Financial Statements and Report of Independent Accountants dated January 31, 1996 are included under Item 8 of this Annual Report on Form 10-K.

     2. FINANCIAL STATEMENT SCHEDULE:

     The financial statement schedule listed in the Index to Financial Statements included under Item 8 is filed as part of this Annual Report on Form 10-K.

     3. EXHIBITS:

        3. a) The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant's Form 8-B dated March 22, 1995, as amended.

        4. a) The Specimen of Registrant's Common Stock certificates is incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant's Form 8-B filed January 15, 1980.

           b) The Note Purchase Agreement dated February 1, 1991 among Registrant and Insurance Companies named therein providing for the issuance of Registrant's $50,000,000 of 9.7% Senior Notes due February 1, 2001 is incorporated by reference to Exhibit 4.b of the Form 10-K dated June 30, 1991.

           c) The First Amendment Agreement, including as exhibits thereto, the Collateral Trust Indenture and Security Agreement, dated June 1, 1992, among Registrant and Insurance Companies named therein providing for certain amendments to the Note Purchase Agreement dated February 1, 1991 is incorporated by reference to Exhibit 4.c of the Form 10-K dated June 30, 1992.

           d) The Second Amendment Agreement dated September 15, 1993, among Registrant and Insurance Companies named therein providing for certain amendments to the Note Purchase Agreement dated February 1, 1991 is incorporated by reference to Exhibit 4.d of the Form 10-K dated June 30, 1993.

           e) Warrant Agreement dated September 15, 1993 including Form of Warrant Certificate issued to the named Insurance Companies included in the Note Purchase Agreement dated February 1, 1991, as amended, is incorporated by reference to Exhibit 4.e of the Form 10-K dated June 30, 1993.

           f) Amendment Agreement dated March 29, 1994, between the Registrant and the Security Trustee named therein providing for certain amendments to the Collateral Trust Indenture and Security Agreement included with the First Amendment Agreement dated June 1, 1992, is incorporated by reference to Exhibit 4.f of the Form 10-K dated June 30, 1994.

           g) Letter Agreement dated May 17, 1994, among Registrant and Insurance Companies named therein providing for certain amendments to the Warrant Agreement dated September 15, 1993, is incorporated by reference to Exhibit 4.g of the Form 10-K dated June 30, 1994.

       10. a) The Employment and Deferred Compensation Agreements dated January 1, 1979 and the Amendment thereto dated August 6, 1979 concerning certain officers of Registrant are incorporated by reference to Exhibits 9A, 9C and 9D to Amendment number 1 to Registrant's Form 8-B dated November 19, 1979.

           b) The 1990 Stock Option and Incentive Plan is incorporated by reference to Exhibit A of Registrant's definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held October 29, 1990.

           c) The 1993 Employees' Stock Purchase Plan is incorporated by reference to Exhibit A of Registrant's definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993.

           d) The Amendment to Employment and Deferred Compensation Agreement dated September 14, 1994 is incorporated by reference to Exhibit
               (10) of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1994.

           e) The Bell Industries, Inc. Directors' Retirement Plan for Non-employees is incorporated by reference to Exhibit (99) of the Registrant's Quarterly Report on Form 10-Q dated September 30, 1994.

           f) The 1994 Stock Option Plan is incorporated by reference to Exhibit A of the Registrant's definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held on November 1, 1994.

           g) Revised Employment and Deferred Compensation Agreement dated February 15, 1995 between the Registrant and Bruce M. Jaffe is incorporated by reference to Exhibit 10.7 to Registrant's Form 8-B dated March 22, 1995, as amended.

           h) Employment and Deferred Compensation Agreement dated February 15, 1995 between the Registrant and Paul F. Doucette is incorporated by reference to Exhibit 10.8 to Registrant's Form 8-B dated March 22, 1995, as amended.

           i) Form of Severance Agreement between the Registrant and its executive officers, other than Messrs. Williams, Jaffe and Doucette is incorporated by reference to Exhibit 10.9 to Registrant's Form 8-B dated March 22, 1995, as amended.

           j) Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by reference to
               Exhibit 10.10 to Registrant's Form 8-B dated March 22, 1995, as amended.

           k) The Amendment to Employment and Deferred Compensation Agreement dated September 26, 1995.

           l)  Non-Employee Directors' Stock Option Plan, as revised.

           m) Form of Stock Option Agreement between the Registrant and Non-employee Directors.

           n) Asset Purchase Agreement By and Between Bell Industries, Inc. and IDD Aerospace Corp. dated October 2, 1995.

        21. Subsidiaries of the Registrant.

        23. Consent of Independent Accountants.

        27. Financial Data Schedule.

(b) REPORTS ON FORM 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELL INDUSTRIES, INC.

                                          By          THEODORE WILLIAMS
                                            -----------------------------------
                                                     Theodore Williams
                                                   Chairman of the Board
                                                and Chief Executive Officer

Date: March 13, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

                   SIGNATURE                                          TITLE
                   ---------                                          -----

               THEODORE WILLIAMS                              Chairman of the Board
-----------------------------------------------            and Chief Executive Officer
               Theodore Williams

                BRUCE M. JAFFE                                 Director, President
-----------------------------------------------            and Chief Operating Officer
                Bruce M. Jaffe

                 JOHN J. COST                                Director and Secretary
-----------------------------------------------
                 John J. Cost

               GORDON M. GRAHAM                        Director and Senior Vice President
-----------------------------------------------
               Gordon M. Graham

               ANTHONY L. CRAIG                                     Director
-----------------------------------------------
               Anthony L. Craig

               MILTON ROSENBERG                                     Director
-----------------------------------------------
               Milton Rosenberg

                CHARLES S. TROY                                     Director
-----------------------------------------------
                Charles S. Troy

               TRACY A. EDWARDS                             Vice President and Chief
-----------------------------------------------         Financial and Accounting Officer
               Tracy A. Edwards

                                 EXHIBIT INDEX

    EXHIBITS
    --------
        3)       Articles of incorporation and by-laws....................................  (*)
        4)       Instruments defining the rights of security holders, including indentures
                 a)   Specimen of Registrant's Common Stock certificate...................  (*)
                 b)   Note Purchase Agreement dated February 1, 1991 among Registrant and
                      Insurance Companies named therein, providing for the issuance of
                      Registrants' $50,000,000 of 9.7% Senior Notes due February 1,
                      2001................................................................  (*)
                 c)   First Amendment Agreement, including as exhibits thereto, the
                      Collateral Trust Indenture and Security Agreement, dated June 1,
                      1992, to the Note Purchase Agreement dated as of February 1, 1991
                      (4.b above).........................................................  (*)
                 d)   Second Amendment Agreement dated September 15, 1993, to the Note
                      Purchase Agreement dated as of February 1, 1991 (4.b above).........  (*)
                 e)   Warrant Agreement dated September 15, 1993 including Form of Warrant
                      Certificate issued to the named Insurance Companies included in the
                      Note Purchase Agreement dated February 1, 1991, as amended..........  (*)
                 f)   Amendment Agreement dated March 29, 1994 to the Collateral Trust
                      Indenture and Security Agreement dated June 1, 1992.................  (*)
                 g)   Letter Agreement dated May 17, 1994 amending the Warrant Agreement dated September 15, 1993............................................  (*)
       10)       Material contracts.
                 a)   The Employment and Deferred Compensation Agreements dated January 1,
                      1979 and the Amendment thereto dated August 6, 1979 concerning certain officers of Registrant......................................  (*)
                 b)   The 1990 Stock Option and Incentive Plan included as Exhibit A to
                      Registrant's definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held October 29,
                      1990................................................................  (*)
                 c)   The 1993 Employees' Stock Purchase Plan included as Exhibit A to
                      Registrant's definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2,
                      1993................................................................  (*)
                 d)   The Amendment to Employment and Deferred Compensation Agreement dated
                      September 14, 1994 included as to Exhibit (10) of the Registrant's
                      Quarterly Report on Form 10-Q dated September 30, 1994..............  (*)
                 e)   The Bell Industries, Inc. Directors' Retirement Plan for
                      Non-employees included as Exhibit (99) of the Registrant's Quarterly
                      Report on Form 10-Q dated September 30, 1994........................  (*)
                 f)   The 1994 Stock Option Plan included as Exhibit A of the Registrant's definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held on November 1, 1994....  (*)
                 g)   Employment and Deferred Compensation Agreement dated February 15,
                      1995 between the Registrant and Bruce M. Jaffe......................  (*)
                 h)   Employment and Deferred Compensation Agreement dated February 15,
                      1995 between the Registrant and Paul F. Doucette....................  (*)
                 i)   Form of Severance Compensation Agreement between the Registrant and its executive officers, other than Messrs. Williams, Jaffe and
                      Doucette............................................................  (*)
                 j)   Form of Indemnity Agreement between the Registrant and its executive officers and directors..............................................  (*)

    EXHIBITS
    --------
                 k)   The Amendment to Employment and Deferred Compensation Agreement
                      dated September 26, 1995............................................
                 l)   Non-Employee Directors' Stock Option Plan, as revised...............
                 m)   Form of Stock Option Agreement between the Registrant and
                      Non-employee Directors..............................................
                 n)   Asset Purchase Agreement By and Between Bell Industries, Inc. and
                      IDD Aerospace Corp. dated October 2, 1995...........................
       21)       Subsidiaries of the Registrant...........................................
       23)       Consent of Independent Accountants.......................................
       27)       Financial Data Schedule..................................................

---------------

(*) Incorporated by reference.