Form 10-Q
period 1996-03-31
BELL INDUSTRIES INC
filed 1996-04-22
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                          Quarter ended March 31, 1996

                         Commission file number 1-7899



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


                          YES   X                           NO
                              ------                           ------

Indicate the number of shares outstanding of the Registrant's class of common stock, as of April 18, 1996: 7,009,074 shares.

                         PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

Bell Industries, Inc.
Consolidated Statement of Income
(In thousands, except per share data)


                                                       Three months ended
                                                             March 31
                                          ----------------------------------------
                                                  1996                        1995
Net sales                                 $    143,050               $     126,945
                                          ------------               -------------

Costs and expenses
 Cost of products sold                         110,511                      97,983
 Selling, general and
  administrative expenses                       26,039                      23,634
 Interest expense                                  959                         908
                                          ------------               -------------

                                               137,509                     122,525
                                          ------------               -------------

Income before income taxes                       5,541                       4,420

Income tax provision                             2,329                       1,860
                                          ------------               -------------


Net income                                $      3,212               $       2,560
                                          ============               =============

Share and per share data:


Net income                                $       0.45               $        0.36
                                          ============               =============

Weighted average
 common shares outstanding                      7,185                       7,062
                                          ============               =============




     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Condensed Consolidated Balance Sheet
(Dollars in thousands)

                                                                     Mar. 31          Dec. 31          Mar. 31
                                                                        1996             1995             1995
                                                                        ----             ----             ----
ASSETS
Current assets:
    Cash and cash equivalents                                 $       10,806    $       4,819    $       2,661
    Accounts receivable, less
         allowance for doubtful accounts
             of $1,812, $1,472 and $1,179                             82,483           78,651           71,393
    Inventories                                                      115,377          120,153           90,325
    Prepaid expenses and other                                         5,088            5,427            4,222
                                                              --------------    -------------    -------------
         Total current assets                                        213,754          209,050          168,601

Properties, net                                                       12,725           13,148           14,592

Other assets                                                          12,088           11,684           11,637
                                                              --------------    -------------    -------------
                                                              $      238,567    $     233,882    $     194,830
                                                              ==============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $       45,289    $      42,957    $      33,308
    Accrued payroll and liabilities                                   17,919           20,693           12,648
    Current portion of long-term
         liabilities                                                   8,948            6,918            6,686
    Income taxes payable                                               3,663            2,255            3,034
                                                              --------------    -------------    -------------
         Total current liabilities                                    75,819           72,823           55,676
                                                              --------------    -------------    -------------
Long-term liabilities:
    Notes payable                                                     32,571           36,514           27,714
    Deferred compensation and other                                    6,741            6,976            7,092
                                                              --------------    -------------    -------------
         Total long-term liabilities                                  39,312           43,490           34,806
                                                              --------------    -------------    -------------
Shareholders' equity:
    Preferred stock ($1 par value
         prior to June 30, 1995)
         Authorized - 1,000,000 shares
         Outstanding - None
    Common stock ($.25 par value prior
         to June 30, 1995)
         Authorized - 10,000,000 shares
         Outstanding - 7,008,391,
             6,898,094 and 6,499,467                                  65,711           63,056            1,625
    Other paid-in capital                                                                               54,097
    Reinvested earnings                                               57,725           54,513           48,626
                                                              --------------    -------------    -------------
         Total shareholders' equity                                  123,436          117,569          104,348
Commitments and contingencies
                                                             ---------------    -------------    -------------
                                                             $       238,567    $     233,882    $     194,830
                                                             ===============    =============    =============




     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(In thousands)

                                                                                     Three months ended
                                                                                          March 31
                                                                             ---------------------------------
                                                                                       1996               1995
                                                                                       ----               ----
Cash flows from operating activities:
    Net income                                                               $        3,212     $        2,560
    Depreciation and amortization                                                     1,399              1,271
    Amortization of intangibles                                                         160                142
    Provision for losses on accounts receivable                                         521                273
    Changes in assets and liabilities                                                 3,970              4,383
                                                                             --------------     --------------
             Net cash provided by operating activities                                9,262              8,629
                                                                             --------------     --------------

Cash flows from investing activities:
    Purchases of equipment and improvements                                            (915)              (336)
    Purchase of business                                                               (386)
                                                                             --------------     --------------
             Net cash used in investing activities                                   (1,301)              (336)
                                                                             --------------     --------------

Cash flows from financing activities:
    Payments on Senior Notes and capital leases                                      (5,605)            (4,143)
    Bank borrowings (payments), net                                                   3,143             (5,000)
    Employee stock plans and other                                                      488               (120)
                                                                             --------------      -------------
             Net cash used in financing activities                                   (1,974)            (9,263)
                                                                             ---=----------      -------------

Net increase (decrease) in cash and cash equivalents                                  5,987               (970)

Cash and cash equivalents at beginning of period                                      4,819              3,631
                                                                             --------------     --------------

Cash and cash equivalents at end of period                                   $       10,806     $        2,661
                                                                             ==============     ==============

Changes in assets and liabilities:
    Accounts receivable                                                      $       (2,603)    $       (2,755)
    Inventories                                                                       5,863              5,585
    Accounts payable                                                                  1,115             (1,397)
    Accrued liabilities and deferred compensation                                    (2,966)               294
    Income taxes payable                                                              1,408              1,751
    Other                                                                             1,153                905
                                                                             --------------     --------------
             Net change                                                      $        3,970     $        4,383
                                                                             ==============     ==============

Supplemental cash flow information:
    Interest paid                                                            $        1,874     $        1,762
    Income taxes paid                                                        $          921     $          109




     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Notes to Consolidated Condensed Financial Statements


Accounting Principles

The financial information included herein has been prepared in conformity with the accounting principles reflected in the financial statements included in the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The operating results for the interim periods presented are not necessarily indicative of results for the full year.

Per Share Data

Operating results data per share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares represent the net number which would be issued assuming the exercise of dilutive stock options and stock warrants, reduced by the number of shares which could be repurchased from the proceeds of such exercises.

Accounting For Stock Options

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting (SFAS) No. 123 "Accounting for Stock-Based Compensation." The Company adopted this required statement under the disclosure method. Accordingly, there was no impact on the reported results of operations or financial position of the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of operations by business segment for the three months ended March 31, 1996 and 1995 were as follows (in thousands):

                                                                                     Three months ended
                                                                                          March 31
                                                                               ------------------------------
                                                                                        1996             1995
                                                                                        ----             ----
Net sales
    Electronics                                                                $     113,748    $     102,484
    Graphics and Electronic Imaging                                                   20,777           15,595
    Recreational Products                                                              8,525            8,866
                                                                               -------------    -------------
                                                                               $     143,050    $     126,945
                                                                               =============    =============


Operating income
    Electronics                                                                $       7,560    $       6,674
    Graphics and Electronic Imaging                                                      928              412
    Recreational Products                                                                314              494
                                                                               -------------    -------------

         Operating income                                                              8,802            7,580

Corporate costs                                                                       (2,302)          (2,252)
Interest expense                                                                        (959)            (908)
Income tax provision                                                                  (2,329)          (1,860)
                                                                               -------------    -------------

Net income                                                                     $       3,212    $       2,560
                                                                               =============    =============


For the quarter ended March 31, 1996, the Company's net sales increased 13% to $143.1 million and operating income increased 16% to $8.8 million over the comparable quarter in the prior year. Net income increased 25% to $3.2 million, or $.45 per share, compared to $2.6 million, or $.36 per share, in the prior year quarter.

Sales of the Electronics Group increased 11% to $113.7 million and operating income increased 13% to $7.6 million. Improved performance was attributed to stronger shipments of the group's core electronic components and increased sales of microcomputer systems and services. While the overall growth rate of the group moderated slightly from earlier quarters, as customers reduced their inventories of components, the book-to- bill ratio was strong at 1.23 to 1 and customer backlog was consistent with levels at December 31, 1995.

Graphics and Electronic Imaging Group sales increased 33% to $20.8 million and operating income increased 125% to $.9 million. The group's strong performance reflected continued growth in sales of electronic imaging and graphics products in California and recent geographic expansion into four new markets in the Western United States.

Recreational Products Group sales decreased 4% to $8.5 million and operating income decreased 36% to $.3 million. Lower sales and operating income were primarily attributed to severe winter weather conditions in the upper Midwest and costs related to expanding into Michigan.

Cost of products sold as a percentage of sales remained relatively consistent (77.3% from 77.2%), while selling, general and administrative expenses decreased to 18.2% of sales from 18.6%. Lower selling, general and administrative costs, expressed as a percentage of sales, reflected ongoing cost control efforts. The Company's income tax rate was approximately 42% for both periods presented.

The Company's financial position remained strong at March 31, 1996 as set forth in the table below (dollars in thousands, except per share amounts):

                                                                                          March 31
                                                                                          --------
                                                                                 1996                      1995
                                                                                 ----                      ----
Cash and cash equivalents                                           $          10,806         $           2,661
Working capital                                                     $         137,935         $         112,925
Current ratio                                                                   2.8:1                     3.0:1
Ratio of long-term liabilities
    to total capitalization                                                        24%                       25%
Shareholders' equity per share                                      $           17.61         $           15.29
Days' sales in receivables                                                         54                        52
Days' sales in inventories                                                         95                        84

Net cash provided by operating activities was $9.3 million in the current quarter compared to $8.6 million in the prior year quarter. The strengthening of operating cash flows resulted primarily from increased profits. Financing activity cash flows included scheduled payments on the Company's Senior Notes and capital lease obligations, offset by proceeds from bank borrowings under the Company's revolving line of credit. During the first quarter of 1996, the Company acquired two graphics and electronic imaging businesses for cash and the issuance of approximately 100,000 shares of Bell stock. Bell will continue to seek acquisition opportunities that enhance growth.

Subsequent to the close of the quarter, the Company substantially completed the purchase of a building in El Segundo, California for $1.8 million cash. The facility will enable Bell to consolidate its corporate operations and computer center, and provide for growth and enhanced service capability.

The Company believes that sufficient cash resources exist to support short-term requirements, including debt and lease payments, and longer term objectives, either through available cash, bank borrowings, or cash generated from operations.


PART II - OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.

                 (a) Exhibits:

                       27.      Financial Data Schedule.

                 (b) Reports on Form 8-K:

                       None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BELL INDUSTRIES, INC.

                                        By:

DATE:            April 19, 1996        /s/ THEODORE WILLIAMS
                                       ---------------------
                                           Theodore Williams,
                                           Chairman and Chief Executive
                                           Officer


DATE:            April 19, 1996        /s/ BRUCE M. JAFFE
                                       ------------------
                                           Bruce M. Jaffe,
                                           President and Chief Operating
                                           Officer


DATE:            April 19, 1996        /s/ TRACY A. EDWARDS
                                       --------------------
                                           Tracy A. Edwards,
                                           Vice President and Chief
                                           Financial Officer