Form 10-Q
period 1996-06-30
BELL INDUSTRIES INC
filed 1996-07-23
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                          Quarter ended June 30, 1996

                         Commission file number 1-11471



                             BELL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)


        California                                    95-2039211
        ----------                                    ----------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)




    11812 San Vicente Blvd., Los Angeles, California            90049-5069
- -----------------------------------------------------           ----------
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


              YES   X                   NO
                  -----                     ------

Indicate the number of shares outstanding of the Registrant's class of common stock, as of July 15, 1996: 7,388,560 shares.

                         PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Income
(In thousands, except per share data)

                                                   Three months ended                   Six months ended
                                                        June 30                              June 30
                                             -----------------------------       -----------------------------
                                                     1996             1995               1996             1995
                                                     ----             ----               ----             ----
Net sales                                    $    156,709     $    141,575       $    299,759     $    268,520
                                             ------------     ------------       ------------     ------------

Costs and expenses
    Cost of products sold                         121,665          108,984            232,176          206,967
    Selling, general and
         administrative expenses                   26,252           24,497             52,291           48,131
    Interest expense                                  885              822              1,844            1,730
                                             ------------     ------------       ------------     ------------

                                                  148,802          134,303            286,311          256,828
                                             ------------     ------------       ------------     ------------

Income before income taxes                          7,907            7,272             13,448           11,692

Income tax provision                                3,319            3,051              5,648            4,911
                                             ------------     ------------       ------------     ------------

Net income                                   $      4,588     $      4,221       $      7,800     $      6,781
                                             ============     ============       ============     ============


Share and per share data:
- ------------------------

Net income                                   $       0.60     $       0.57       $       1.03     $       0.91
                                             ============     ============       ============     ============

Weighted average
    common shares outstanding                       7,615            7,409              7,580            7,412
                                             ============     ============       ============     ============




     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

                                                                     JUNE 30          DEC. 31          JUNE 30
                                                                        1996             1995             1995
                                                                     -------          -------          -------
ASSETS
Current assets:
    Cash and cash equivalents                                  $       3,393    $       4,819    $       8,011
    Accounts receivable, less
         allowance for doubtful accounts
             of $1,904, $ 1,472 and $1,450                            87,432           78,651           71,812
    Inventories                                                      122,800          120,153           93,690
    Prepaid expenses and other                                         6,116            5,427            4,530
                                                               -------------    -------------    -------------
         Total current assets                                        219,741          209,050          178,043

Properties, net                                                       16,266           13,148           14,520

Other assets                                                          12,847           11,684           11,745
                                                               -------------    -------------    -------------
                                                               $     248,854    $     233,882    $     204,308
                                                               =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $      55,729    $      42,957    $      41,110
    Accrued payroll and liabilities                                   18,332           20,693           15,148
    Current portion of long-term
         liabilities                                                   8,979            6,918            6,710
    Income taxes payable                                               1,598            2,255            1,554
                                                               -------------    -------------    -------------
         Total current liabilities                                    84,638           72,823           64,522
                                                               -------------    -------------    -------------
Long-term liabilities:
    Notes payable                                                     29,068           36,514           23,714
    Deferred compensation and other                                    6,560            6,976            7,127
                                                               -------------    -------------    -------------
         Total long-term liabilities                                  35,628           43,490           30,841
                                                               -------------    -------------    -------------
Shareholders' equity:
    Preferred stock
         Authorized - 1,000,000 shares
         Outstanding - None
    Common stock
         Authorized - 35,000,000 shares
         Outstanding - 7,388,018,
             6,898,094 and 6,849,169                                  73,921           63,056           62,621
    Reinvested earnings                                               54,667           54,513           46,324
                                                               -------------    -------------    -------------
         Total shareholders' equity                                  128,588          117,569          108,945
Commitments and contingencies
                                                               -------------    -------------    -------------
                                                               $     248,854    $     233,882    $     204,308
                                                               =============    =============    =============




     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(In thousands)

                                                                                          Six months ended
                                                                                              June 30
                                                                                  ----------------------------
                                                                                       1996               1995
                                                                                       ----               ----
Cash flows from operating activities:
    Net income                                                                $       7,800      $       6,781
    Depreciation and amortization                                                     2,727              2,576
    Amortization of intangibles                                                         318                279
    Provision for losses on accounts receivable                                         706                761
    Changes in assets and liabilities                                                  (727)             8,195
                                                                              -------------      -------------
             Net cash provided by operating activities                               10,824             18,592
                                                                              -------------      -------------

Cash flows from investing activities:
    Purchases of properties                                                          (5,669)              (893)
    Purchases of businesses                                                          (1,090)
                                                                              -------------      --------------
             Net cash used in investing activities                                   (6,759)              (893)
                                                                              -------------      --------------

Cash flows from financing activities:
    Payments on Senior Notes and capital leases                                      (6,076)            (4,143)
    Bank payments, net                                                                 (387)            (9,000)
    Employee stock plans and other                                                      972               (176)
                                                                              -------------      -------------
             Net cash used in financing activities                                   (5,491)           (13,319)
                                                                              -------------      -------------

Net increase (decrease) in cash and cash equivalents                                 (1,426)             4,380
Cash and cash equivalents at beginning of period                                      4,819              3,631
                                                                              -------------      -------------

Cash and cash equivalents at end of period                                    $       3,393      $       8,011
                                                                              =============      =============

Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                                       $      (6,496)     $      (3,660)
    Inventories                                                                      (1,050)             2,220
    Accounts payable                                                                 10,486              6,405
    Accrued liabilities and deferred compensation                                    (2,326)             3,175
    Income taxes payable                                                               (657)               510
    Other                                                                              (684)              (455)
                                                                              -------------      -------------
             Net change                                                       $        (727)     $       8,195
                                                                              =============      =============

Supplemental cash flow information:
    Interest paid                                                             $       2,085      $       1,901
    Income taxes paid                                                         $       6,305      $       4,401




     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Notes to Consolidated Condensed Financial Statements


Accounting Principles

The financial information included herein has been prepared in conformity with the accounting principles reflected in the financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

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

Stock Dividend

In May 1996, the Board of Directors declared a 5% stock dividend payable to shareholders of record on May 24, 1996. Share and per share amounts were adjusted to give effect to the stock dividend.

Authorized Shares

At the Company's 1996 Annual Meeting, shareholders approved a proposal to increase the number of authorized shares of common stock from 10 million to 35 million.

Acquisitions

During the first six months of 1996, the Company acquired three graphics and electronic imaging businesses for cash and the issuance of approximately 106,000 shares of Bell common stock. Operating results and net assets of the acquired businesses were not material.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of operations by business segment for the three and six months ended June 30, 1996 and 1995 were as follows (in thousands):

                                                   Three months ended                     Six months ended
                                                        June 30                                June 30
                                             -----------------------------        -----------------------------
                                                     1996             1995                1996             1995
                                                     ----             ----                ----             ----
Net sales
    Electronics                              $    121,199     $    110,471        $    234,947     $    212,955
    Graphics and
         Electronic Imaging                        23,428           19,267              44,205           34,862
    Recreational Products                          12,082           11,837              20,607           20,703
                                             ------------     ------------        ------------     ------------

                                             $    156,709     $    141,575        $    299,759     $    268,520
                                             ============     ============        ============     ============


Operating income
    Electronics                              $      9,302     $      8,475        $     16,862     $     15,149
    Graphics and
         Electronic Imaging                           535              574               1,463              986
    Recreational Products                           1,189            1,168               1,503            1,662
                                             ------------     ------------        ------------     ------------

         Operating income                          11,026           10,217              19,828           17,797

Corporate costs                                    (2,234)          (2,123)             (4,536)          (4,375)
Interest expense                                     (885)            (822)             (1,844)          (1,730)
Income tax provision                               (3,319)          (3,051)             (5,648)          (4,911)
                                             ------------     ------------        ------------     ------------

Net income                                   $      4,588     $      4,221        $      7,800     $      6,781
                                             ============     ============        ============     ============


For the six months ended June 30, 1996, the Company's net sales increased 12% to $299.8 million and operating income increased 11% to $19.8 million over the comparable prior year period. Net income increased 15% to $7.8 million, or $1.03 per share, compared to $6.8 million, or $.91 per share, in 1995.

For the three months ended June 30, 1996, the Company's net sales increased 11% to $156.7 million and operating income increased 8% to $11.0 million over the corresponding quarter in the prior year. The Company recorded net income of $4.6 million, or $.60 per share, compared to $4.2 million, or $.57 per share, in the prior year quarter.

Sales of the Electronics Group for the six months ended June 30, 1996 increased 10% to $234.9 million and operating income increased 11% to $16.9 million. For the quarter, sales increased 10% to $121.2 million and operating income increased 10% to $9.3 million over the comparable prior year quarter. Improved performance was achieved despite continuing softness in the electronics market. The group also recorded increased sales of microcomputer systems and services.

In June 1996 the Company announced it had been awarded an all-location franchise to distribute a broad variety of semiconductors manufactured by Samsung Semiconductor, Inc. Management believes the addition of the Samsung line will broaden the Company's product portfolio and complement existing product lines, thereby increasing the Company's customer base and creating additional opportunities for growth. In July 1996, National Semiconductor, the Company's largest supplier of electronic components, terminated, without notice or explanation, the Company's franchise to distribute National products,(sales of National products totaled approximately 8% of consolidated net sales in
1995). While the short-term impact of the loss of the National franchise may reduce sales and profit levels later this year and the early months of 1997, management believes that the reduction, if any, will be more than offset through the substitution of existing competing product lines and from sales of Samsung products, once fully integrated.

Graphics and Electronic Imaging Group sales for the six months ended June 30, 1996 increased 27% to $44.2 million while operating income increased 48% to $1.5 million. Group sales for the quarter increased 22% to $23.4 million while operating income decreased slightly. The group's continued sales growth reflected stronger markets in California, geographic expansion through acquisitions, and the opening of new sales facilities. The Company's investment in expansion programs, including the integration of newer divisions, resulted in marginally lower operating income for the quarter.

Recreational Products Group sales for the six months were consistent with prior year results at $20.6 million while operating income decreased 10% to $1.5 million. For the quarter, sales and operating income increased 2% to $12.1 million and $1.2 million, respectively, compared to the same quarter in 1995. Operating results, were impacted by severe winter weather conditions in the upper Midwest which continued into the second quarter as well as costs related to expanding into Michigan.

Cost of products sold as a percentage of sales for the six months increased to 77.5% from 77.1%, while selling, general and administrative expenses decreased to 17.4% of sales from 17.9%. Lower selling, general and administrative costs, expressed as a percentage of sales, reflected ongoing cost control efforts. The Company's income tax rate was approximately 42% for all periods presented.

The Company's financial position remained strong at June 30, 1996 as set forth in the table below (dollars in thousands, except per share amounts):

                                                                 June 30,       December 31,            June 30,
                                                                    1996               1995                1995
                                                                    ----               ----                ----
Cash and cash equivalents                                   $      3,393       $      4,819       $       8,011
Working capital                                             $    135,103       $    136,227       $     113,521
Current ratio                                                      2.6:1              2.9:1               2.8:1
Long-term liabilities
    to total capitalization                                           22%                27%                 22%
Shareholders' equity per share                              $      17.40       $      16.23       $       15.15
Days' sales in receivables                                            52                 50                  47
Days' sales in inventories                                            92                 96                  78


Net cash provided by operating activities was $10.8 million for the six months ended June 30, 1996 compared to $18.6 million for the comparable period in 1995. Cash flows from operating activities were impacted by increased profits and increased working capital investment to support the growth in the Company's business. Cash flows were utilized for scheduled payments on the Company's Senior Notes and capital lease obligations. Additionally, cash flows were used to fund property acquisitions, including the Company's newly acquired corporate office in El Segundo, California, as well as, the Company's investment in new information systems. During the first six months of 1996, the Company acquired three Graphics and Electronic Imaging businesses for cash and the issuance of approximately 106,000 shares of Bell common stock.

Subsequent to the close of the quarter, Bell announced an agreement to acquire Olson Graphic Products, Inc., a privately-owned distributor headquartered in St. Paul, Minnesota, with branches in Omaha, Nebraska and Des Moines, Iowa. Olson distributes equipment and graphic supplies to the printing and photographic industries and has annual sales in excess of $40 million. Completion of the transaction, expected in early August, will extend the geographic reach of the Graphics and Electronic Imaging Group into the Midwest market. Bell will continue to seek acquisition opportunities that enhance growth.

The Company believes that sufficient cash resources exist to support short-term requirements, including debt and lease payments, and longer term objectives, either through available cash, bank borrowings, or cash generated from operations.

PART II - OTHER INFORMATION

Items 1 through 3.

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Shareholders of Bell Industries was held on May 7, 1996 to act on the following matters.

1.       Election of Directors.

         The seven incumbent directors - John J. Cost, Anthony L. Craig, Gordon
         M. Graham, Bruce M. Jaffe, Charles S. Troy, Milton Rosenberg and Theodore Williams - were re-elected. Directors elected will serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified. The vote was as follows:

                                                                              Votes           Withhold
                 Directors                           Votes for               against          authority
                 ---------                           ---------               -------          ---------
                 John J. Cost                        5,357,966                 -0-            393,753
                 Anthony L. Craig                    5,357,822                 -0-            393,897
                 Gordon M. Graham                    5,358,366                 -0-            393,353
                 Bruce M. Jaffe                      5,358,947                 -0-            392,772
                 Charles S. Troy                     5,358,197                 -0-            393,522
                 Milton Rosenberg                    5,358,631                 -0-            393,088
                 Theodore Williams                   5,357,293                 -0-            394,426

2.       Proposal to Increase Authorized Common Stock.

         The proposal to increase the authorized common stock to 35 million shares was approved. The vote was as follows:

                                                     Votes           Withhold
                            Votes for               against          authority
                            ---------               -------          ---------
                            3,634,977              1,750,380         366,361

3.       Non-Employee Directors' Stock Option Plan.

         The proposal to adopt the Non-Employee Directors' Stock Option Plan was approved. The vote was as follows:

                                                     Votes           Withhold
                            Votes for               against          authority
                            ---------               -------          ---------
                            4,566,023               805,036          380,658

Item 5.  Other Information.

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

                 27.      Financial Data Schedule.

                 99.      Press Release:   Statement on National Semiconductor
                          Termination Notice.

         (b) Reports on Form 8-K:

                 None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       BELL INDUSTRIES, INC.

                                       By:

DATE:        July 23, 1996             /s/ THEODORE WILLIAMS
- -----        -------------             ------------------------------------
                                       Theodore Williams,
                                       Chairman and Chief Executive
                                       Officer




DATE:        July 23, 1996             /s/ BRUCE M. JAFFE
- -----        -------------             ------------------------------------
                                       Bruce M. Jaffe,
                                       President and Chief Operating
                                       Officer

DATE:        July 23, 1996             /s/ TRACY A. EDWARDS
- -----        -------------             ------------------------------------
                                       Tracy A. Edwards,
                                       Vice President and Chief
                                       Financial Officer