Form 10-Q
period 1996-09-30
BELL INDUSTRIES INC
filed 1996-10-24
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        Quarter ended September 30, 1996

                         Commission file number 1-11471



                             BELL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                       California                                              95-2039211
                       ----------                                              ----------
              (State or other jurisdiction                                   (I.R.S. Employer
           of incorporation or organization)                               Identification No.)


              11812 San Vicente Blvd., Los Angeles, California                 90049-5069
              ------------------------------------------------                 ----------
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


                  YES   X                           NO
                      ------                            -------

Indicate the number of shares outstanding of the Registrant's class of common stock, as of October 15, 1996: 7,428,917 shares.

                         Part I - FINANCIAL INFORMATION


Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Income
(In thousands, except per share data)

                                                                 Three months ended                     Nine months ended
                                                                    September 30                          September 30
                                                            ----------------------------         ----------------------------
                                                                1996               1995               1996               1995
                                                                ----               ----               ----               ----

Net sales                                                   $164,306           $148,639           $464,065           $417,159
                                                            --------           --------           --------           --------
Cost and expenses
    Cost of products sold                                    128,594            115,548            360,770            322,515
    Selling, general and
         administrative expenses                              27,208             24,838             79,499             72,969
    Interest expense                                             952                872              2,796              2,602
                                                            --------           --------           --------           --------
                                                             156,754            141,258            443,065            398,086
                                                            --------           --------           --------           --------

Income before income taxes                                     7,552              7,381             21,000             19,073
Income tax provision                                           3,172              3,100              8,820              8,011
                                                            --------           --------           --------           --------

Net income                                                  $  4,380           $  4,281           $ 12,180           $ 11,062
                                                            ========           ========           ========           ========
Net income per share                                        $   0.58           $   0.57           $   1.61           $   1.49
                                                            ========           ========           ========           ========

Weighted average common
    shares outstanding                                         7,542              7,486              7,567              7,437
                                                            ========           ========           ========           ========





     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

                                                                       September 30          December 31         September 30
                                                                               1996                 1995                 1995
                                                                               ----                 ----                 ----
ASSETS
Current assets:
    Cash and cash equivalents                                              $  4,193             $  4,819             $  1,102
    Accounts receivable,
         less allowance for doubtful accounts
             of $1,962, $1,472 and $1,337                                    88,349               78,651               79,492
    Inventories                                                             117,967              120,153              108,970
    Prepaid expenses and other                                                6,117                5,427                4,277
                                                                           --------             --------             --------
         Total current assets                                               216,626              209,050              193,841

Properties, net                                                              20,168               13,148               14,959

Other assets                                                                 14,568               11,684               11,469
                                                                           --------             --------             --------
                                                                           $251,362             $233,882             $220,269
                                                                           ========             ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                       $ 42,968             $ 42,957             $ 35,587
    Accrued payroll and liabilities                                          21,372               20,693               15,968
    Current portion of long-term liabilities                                  8,531                6,918               13,134
    Income taxes payable                                                      1,705                2,255                1,176
                                                                           --------             --------             --------
         Total current liabilities                                           74,576               72,823               65,865
                                                                           --------             --------             --------
Long-term liabilities:
    Notes payable                                                            36,615               36,514               33,714
    Deferred compensation and other                                           6,762                6,976                7,044
                                                                           --------             --------             --------
         Total long-term liabilities                                         43,377               43,490               40,758
                                                                           --------             --------             --------
Shareholders' equity:
    Preferred stock
         Authorized - 1,000,000 shares
         Outstanding - none
    Common stock
         Authorized - 35,000,000 shares
         Outstanding - 7,426,967, 6,898,094
             and 6,878,169 shares                                            74,361               63,056               63,041
    Reinvested earnings                                                      59,048               54,513               50,605
                                                                           --------             --------             --------
         Total shareholders' equity                                         133,409              117,569              113,646
Commitments and contingencies
                                                                           --------             --------             --------
                                                                           $251,362             $233,882             $220,269
                                                                           ========             ========             ========




          See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(In thousands)

                                                                                         Nine months ended
                                                                                            September 30
                                                                                  ----------------------------
                                                                                       1996               1995
                                                                                       ----               ----
Cash flows from operating activities:
    Net income                                                                     $ 12,180          $  11,062
    Depreciation and amortization                                                     4,098              3,883
    Amortization of intangibles                                                         497                416
    Provision for losses on accounts receivable                                         976              1,321
    Changes in assets and liabilities                                                (3,543)           (18,479)
                                                                                   --------           --------
             Net cash provided by (used in)
                 operating activities                                                14,208             (1,797)
                                                                                   --------           --------

Cash flows from investing activities:
    Purchases of businesses                                                         (10,737)
    Purchases of properties                                                          (6,294)            (3,796)
                                                                                   --------           --------
             Net cash used in investing activities                                  (17,031)            (3,796)
                                                                                   --------           --------

Cash flows from financing activities:
    Payments on Senior Notes and capital leases                                      (6,463)            (5,274)
    Bank borrowings, net                                                              7,244              7,400
    Employee stock plans and other                                                    1,416                938
                                                                                   --------           --------
             Net cash provided by financing activities                                2,197              3,064
                                                                                   --------           --------

Net decrease in cash and cash equivalents                                              (626)            (2,529)
Cash and cash equivalents at beginning of period                                      4,819              3,631
                                                                                   --------           --------

Cash and cash equivalents at end of period                                         $  4,193           $  1,102
                                                                                   ========           ========

Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                                            $ (2,182)          $(11,899)
    Inventories                                                                       7,983            (13,060)
    Accounts payable                                                                 (5,621)               882
    Accrued liabilities and deferred compensation                                    (1,078)             4,266
    Income taxes payable                                                             (1,053)               195
    Other                                                                            (1,592)             1,137
                                                                                   --------           --------
             Net change                                                            $ (3,543)          $(18,479)
                                                                                   ========           ========

Supplemental cash flow information:
    Interest paid                                                                  $  3,654           $  3,464
    Income taxes paid                                                              $  9,873           $  7,816




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

Acquisitions

During the first nine months of 1996, the Company acquired four graphics and electronic imaging businesses for cash and the issuance of approximately 106,000 shares of Bell common stock. Operating results and net assets of the acquired businesses were not material.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of operations by business segment for the three and nine months ended September 30, 1996 and 1995 were as follows (in thousands):

                                                  Three months ended           Nine months ended
                                                     September 30                 September 30
                                                 ---------------------       ---------------------
                                                     1996         1995           1996         1995
                                                     ----         ----           ----         ----
Net sales
    Electronics                                  $116,113     $118,469       $351,060     $331,424
    Graphics and
         Electronic Imaging                        35,087       17,713         79,292       52,575
    Recreational Products                          13,106       12,457         33,713       33,160
                                                 --------     --------       --------     --------

                                                 $164,306     $148,639       $464,065     $417,159
                                                 ========     ========       ========     ========


Operating income
    Electronics                                  $  8,694     $  9,104       $ 25,556     $ 24,253
    Graphics and
         Electronic Imaging                         1,017          355          2,480        1,341
    Recreational Products                             924          917          2,427        2,579
                                                 --------     --------       --------     --------

         Operating income                          10,635       10,376         30,463       28,173

Corporate costs                                    (2,131)      (2,123)        (6,667)      (6,498)

Interest expense                                     (952)        (872)        (2,796)      (2,602)

Income tax provision                               (3,172)      (3,100)        (8,820)      (8,011)
                                                 --------     --------       --------     --------

Net income                                       $  4,380     $  4,281       $ 12,180     $ 11,062
                                                 ========     ========       ========     ========


For the nine months ended September 30, 1996, the Company's net sales increased 11.2% to $464.1 million and operating income increased 8.1% to $30.5 million over the comparable period in the prior year. Net income increased 10.1% to $12.2 million, or $1.61 per share, compared to $11.1 million, or $1.49 per share, in 1995.

For the three months ended September 30, 1996, the Company's net sales increased 10.5% to $164.3 million and operating income increased 2.5% to $10.6 million over the corresponding quarter in the prior year. Net income increased to $4.4 million, or $.58 per share, compared to $4.3 million, or $.57 per share, in the prior year quarter.

Sales of the Electronics Group for the nine months ended September 30, 1996 increased 5.9% to $351.1 million and operating income increased 5.4% to $25.6 million. For the quarter, sales decreased 2.0% to $116.1 million and operating income decreased 4.5% to $8.7 million over the comparable prior year quarter. Results for the nine months reflected stronger shipments of components during the first few months of 1996 and increased sales of microcomputer systems and services. Results for the quarter were impacted by protracted weakness in the electronics market and the recent termination of the Company's National Semiconductor franchise. During the quarter, the Company began receiving inventories and shipping initial orders relating to the new Samsung Semiconductor franchise.

Graphics and Electronic Imaging Group sales for the nine months ended September 30, 1996 increased 50.8% to $79.3 million and operating income increased 84.9% to $2.5 million. Group sales for the quarter increased 98.1% to $35.1 million and operating income increased 186.5% to $1.0 million. These results reflected contributions from recent acquisitions, new facilities, and improved market conditions, particularly in California.

Recreational Products Group sales for the nine months increased 1.7% to $33.7 million while operating income decreased 5.9% to $2.4 million. For the quarter, sales increased 5.2% to $13.1 million while operating income remained consistent with prior year results. Year-to-date operating results were impacted by severe winter weather conditions in the upper Midwest which continued throughout the first half of the year as well as costs related to expanding into Michigan.

Cost of products sold as a percentage of sales for the nine months increased to 77.7% from 77.3%, while selling, general and administrative expenses decreased to 17.1% of sales from 17.5%. Lower selling, general and administrative costs, expressed as a percentage of sales, reflected ongoing cost control efforts. The Company's income tax rate was approximately 42% for all periods presented.

The Company's financial position remained strong at September 30, 1996 as set forth in the table below (dollars in thousands, except per share amounts):

                                                        September 30            December 31              September 30
                                                                1996                   1995                      1995
                                                                ----                   ----                      ----
Cash and cash equivalents                                   $  4,193               $  4,819                 $  1,102
Working capital                                             $142,050               $136,227                 $127,976
Current ratio                                                  2.9:1                  2.9:1                    2.9:1
Long-term liabilities
    to total capitalization                                     24.5%                  27.0%                    26.4%
Shareholders' equity per share                              $  17.96               $  16.23                 $  15.74
Days' sales in receivables                                        50                     50                       49
Days' sales in inventories                                        83                     96                       86

Net cash provided by operating activities was $14.2 million for the nine months ended September 30, 1996 compared to net cash used in operating activities of $1.8 million for the comparable period in 1995. Cash flows from operating activities in 1996 reflected increased profits and the impact of working capital reductions related to softer market conditions. Operating cash flows in 1995 were impacted by increased investment in receivables and inventories. Cash flows were utilized for scheduled payments on the Company's Senior Notes and capital lease obligations. In addition, cash flows were used to fund property acquisitions, including the Company's newly acquired corporate office in El Segundo, California, as well as, continued investment in information systems. Additionally, during the first nine months of 1996, the Company acquired four Graphics and Electronic Imaging businesses for cash and the issuance of approximately 106,000 shares of Bell common stock. Bell will continue to seek acquisition opportunities that enhance growth.

The Company believes that sufficient cash resources exist to support short-term requirements, including debt and lease payments, and longer term objectives, either through available cash, bank borrowings, or cash generated from operations.


PART II - OTHER INFORMATION

Items 1 through 5.

                 Not applicable

Item 6.          Exhibits and Reports on Form 8-K.

                 (a) Exhibits:



                       4. The Third Amendment Agreement dated July 31, 1996, among Registrant and Insurance Companies named therein providing for certain amendments to the Note Purchase Agreement dated February 1, 1991.

                       27.      Financial Data Schedule.


                 (b) Reports on Form 8-K:

                       None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BELL INDUSTRIES, INC.

                                                   By:


DATE:            October 24, 1996                  /s/ THEODORE WILLIAMS
-----            ----------------                  ----------------------------
                                                   Theodore Williams,
                                                   Chairman and
                                                   Chief Executive Officer



DATE:            October 24, 1996                  /s/ BRUCE M. JAFFE
-----            ----------------                  ----------------------------
                                                   Bruce M. Jaffe,
                                                   President and
                                                   Chief Operating Officer



DATE:            October 24, 1996                  /s/ TRACY A. EDWARDS
-----            ----------------                  ---------------------------
                                                   Tracy A. Edwards,
                                                   Vice President and
                                                   Chief Financial Officer