Form 10-K
period 1996-12-31
BELL INDUSTRIES INC
filed 1997-03-24
CIK 945489

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 1-11471

                             BELL INDUSTRIES, INC.
                           -------------------------
               (Exact Name of Registrant as specified in charter)

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

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
                 Common stock                            New York Stock Exchange
                                                          Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X      NO  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein.

                               NOT APPLICABLE  X

     As of March 12, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $158,939,000.

     As of March 12, 1997, the number of shares outstanding of the Registrant's class of common stock was: 7,579,684.

                       DOCUMENT INCORPORATED BY REFERENCE

Proxy Statement for the 1997 Annual Meeting
  of Shareholders, May 13, 1997.                                        PART III

================================================================================

                                     PART I

ITEM 1. BUSINESS

     Bell Industries, Inc. ("Bell" or "the Company") is primarily a national distributor of electronic components. In addition, Bell also distributes graphics and electronic imaging and recreational-related products. At December 31, 1996 Bell employed approximately 1,600 people.

ELECTRONICS

     The Electronics Group (74% of 1996 sales) includes one of the nation's largest electronic components distributors. The Electronics Group sells the following products to over 15,000 customers nationally: semiconductors (Analog Devices, Cyrix, IBM Microelectronics, Maxim, Microchip, Samsung, SGS-Thomson); passive components (Aromat, Bourns, Kemet, Vishay); connectors (Berg); microcomputers and related products (Apple, Compaq, Hewlett-Packard, IBM); power supplies (Power-One) and board-level products. The group provides value-added services including: kitting; turnkey; SMART (automated replenishment system); assembly of custom cables; harnesses and connectors; contract purchasing; and direct programming of chips. Group manufacturing operations produce precision stampings used in the personal computer industry and electronic components including coils, filters and chokes marketed under the J.W. Miller name. The group's microcomputer distribution and services business specializes in the sale and support of computer hardware, software and peripherals, as well as in-house and on-site training, help desk and application development to business and educational markets.

     The Electronics Group's distribution business is based in Los Angeles, California and markets electronic components from more than 25 sales facilities located throughout the United States. The group's microcomputer distribution and services business is based in Indianapolis, Indiana and provides sales and services through six facilities located in Indiana, Ohio, Kentucky, Maryland, Virginia and Wisconsin. Electronic manufacturing facilities are located in Mountain View and Gardena, California.

     The group's electronics distribution business markets electronic components supplied by over 70 manufacturers and stocks over 50,000 items at a primary distribution center located in Southern California. During 1996, the group's ten largest electronic component suppliers accounted for approximately 50% of group sales.

     In January 1997, the Company completed the acquisition of Milgray Electronics, Inc. ("Milgray"), a publicly-traded distributor of electronic components. The purchase price for the stock of Milgray was approximately $100 million. Fiscal 1996 revenues for Milgray were $272 million. The Company and Milgray, while operating in many of the same markets, have different customer bases and complementary product lines. Milgray's major suppliers of electronic components and computer products include Dallas Semiconductor, NEC, SGS-Thomson, and Sharp. Milgray markets products from facilities located throughout the United States and in Canada. At December 31, 1996, Milgray employed approximately 500 people.

GRAPHICS AND ELECTRONIC IMAGING

     The Graphics and Electronic Imaging Group (19% of 1996 sales) distributes graphics and electronic imaging supplies and equipment throughout the upper Midwest and Western United States to the advertising and printing industries. The group is based in Los Angeles, California and markets its products through fifteen sales locations. Major product lines distributed by the group include film, plates, chemicals and other printing supplies from Agfa, DuPont, Eastman Kodak, Konica, and Imation, as well as prepress and related electronic imaging equipment from Agfa, Apple, Creo, Intergraph, Silicon Graphics, and Screen.

RECREATIONAL PRODUCTS

     The Recreational Products Group (7% of 1996 sales) distributes after-market products for the recreational vehicle, mobile home, motorcycle, snowmobile, and marine industries from facilities in St. Paul, Minnesota, Grand Rapids, Michigan and Milwaukee, Wisconsin. The group supplies more than 9,000 recreational vehicle-related products, as well as over 8,500 marine items, 11,000 motorcycle items, and 4,000 snowmobile items. Major product lines distributed by the group include Bieffe Helmets, Dunlop, Nordyne, NGK, and Whirlpool.

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

     In June 1996, the Company announced it had been awarded an all-location franchise to distribute a broad variety of semiconductors manufactured by Samsung Semiconductor, Inc. Management believes that the addition of the Samsung line broadens the Company's product portfolio and complements existing product lines, thereby increasing the Company's customer base and creating additional opportunities for growth. In July 1996, National Semiconductor ("National"), the Company's largest supplier of electronic components, terminated, without notice or explanation, the Company's franchise to distribute National products (sales of National products totaled approximately 8% of consolidated net sales in
1995). In early 1997, subsequent to the acquisition of Milgray, the Company was notified that franchises to distribute products from two of Milgray's suppliers would be terminated as a result of marketing conflicts with the Samsung line. Shipments of products from these two suppliers represented approximately 13% of Milgray's 1996 revenues (or 4% of the pro forma revenues of Bell and Milgray combined). While the loss of the National franchise negatively impacted sales and profit levels in 1996 and that loss, coupled with the loss of the two Milgray suppliers, may adversely impact 1997 when compared to the pro forma results for 1996, management believes that the loss of these product sales will be mitigated in the longer-term through the substitution of existing competing product lines and from sales of Samsung products, once fully integrated. Moreover, the Company is currently implementing plans to bring Bell and Milgray to market on a combined basis to more fully realize the product marketing benefits resulting from the merger.

ITEM 2. PROPERTIES

     At December 31, 1996, the Company leased 70 facilities containing approximately 736,000 square feet and owned seven facilities containing an aggregate of approximately 228,000 square feet. The facilities utilized by each of the Company's business segments are set forth in the following table:

                                                                  AREA IN SQUARE FEET
                                                                 (NUMBER OF LOCATIONS)
                                                          -----------------------------------
                                                               OWNED              LEASED
                                                          ---------------     ---------------
    Electronics Group...................................   47,000      (3)    304,000     (45)
    Graphics and Electronic Imaging Group...............   62,000      (2)    155,000     (15)
    Recreational Products Group.........................   67,000      (1)    160,000      (4)
    Corporate...........................................   52,000      (1)     36,000      (3)
    Discontinued operations.............................                       81,000      (3)
                                                          -------      --     -------     ---
                                                          228,000      (7)    736,000     (70)
                                                          =======      ==     =======     ===

     For the most part, the Company's facilities are fully utilized, although excess capacity exists from time to time, based on product mix and demand. Management believes that these properties are in good condition and suitable for their present use.

     The Company has subleased all facilities related to discontinued operations.

     In 1996, the Company acquired a 52,000 square foot building in El Segundo, California to consolidate national service center and computer operations to a larger facility. When renovations are complete, the Company expects to occupy the new facility and sublease the current Corporate office later in 1997.

     In February 1997, the Company acquired a 265,000 square foot distribution center in Ontario, California to increase shipping capacity in view of the Milgray acquisition and the Electronics Group's anticipated growth. The Company plans to renovate the facility before consolidating Bell and Milgray logistical operations later in 1997. Initially, a portion of the warehouse will be subleased.

     In connection with the acquisition of Milgray, the Company acquired 33 facilities containing 80,000 square feet in owned space and 125,000 square feet in leased space. These facilities are located in the United States and Canada and include warehouse, assembly and office space.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers of the Registrant, all of whom hold office until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been elected or appointed, are as follows:

                                                                        YEAR FIRST
                                                                          NAMED
       NAME            AGE                    POSITION                   OFFICER
-------------------    ---     ---------------------------------------  ----------
Paul F. Doucette       50      Senior Vice President(1)                    1981
Tracy A. Edwards       40      Vice President and Chief Financial          1991
                               Officer
Gordon M. Graham       62      President and Chief Operating               1986
                               Officer(2,4)
D. J. Hough            60      Vice President and Chief Information        1984
                               Officer
Stephen A. Weeks       47      Treasurer(3)                                1994
Theodore Williams      76      Chief Executive Officer(2)                  1969

---------------

(1) Mr. Doucette's wife is the niece of Mr. Williams.

(2) Also serves as a member of the Board of Directors.

(3) Mr. Weeks was employed in several accounting management positions for the five years prior to his appointment as Treasurer.

(4) Mr. Graham, for the five years prior to his appointment as President and Chief Operating Officer served as Senior Vice President.

     Upon the acquisition of Milgray, Mr. Richard Hyman (53), formerly Executive Vice President and Chief Operating Officer of Milgray, was named Executive Vice President of Bell's Electronics Distribution Group with overall responsibility for sales and marketing.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Bell's common stock (ticker symbol BI) is listed on the New York and Pacific Stock Exchanges. The following table shows the high, low and closing market prices for the Company's common stock during the eight most recent quarters.

                                                                  QUARTER ENDED
                                                 -----------------------------------------------
                                                 MAR. 31      JUN. 30      SEP. 30      DEC. 31
                                                 --------     --------     --------     --------
        Year ended December 31, 1996
          High.................................   $22.14       $ 22.00      $ 18.50      $21.75
          Low..................................    19.28         16.50        15.00       15.25
          Close................................    20.36         16.75        15.50       21.38
        Year ended December 31, 1995
          High.................................   $20.97       $ 20.83      $ 24.41      $22.38
          Low..................................    17.58         16.89        20.00       18.92
          Close................................    19.28         20.36        20.83       21.42

     In May 1995, the Company declared a 5% stock dividend payable to shareholders of record on May 26, 1995. In May 1996, the Company declared a 5% stock dividend payable to shareholders of record on May 24, 1996. Per share prices in the table above were adjusted for periods prior to the declaration of each stock dividend.

     Approximate number of record holders of common stock as of March 12, 1997:
1,500.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)

                                                                          SIX MONTHS
                                             YEAR ENDED DECEMBER 31         ENDED            YEAR ENDED JUNE 30
                                         ------------------------------    DEC. 31     ------------------------------
                                           1996       1995     1994(3)     1994(3)       1994       1993       1992
                                         --------   --------   --------   ----------   --------   --------   --------
OPERATING RESULTS
Net sales..............................  $623,193   $564,325   $497,566    $255,372    $451,153   $365,323   $353,347
Income from continuing operations, net
  of taxes(1)..........................  $ 15,927   $ 14,971   $ 10,945    $  5,309    $  9,075   $  5,005   $    919
Net income (loss)......................  $ 15,927   $ 14,971   $ 11,255    $  5,619    $  9,075   $ (5,025)  $    417
Capital expenditures...................  $  9,573   $  5,019   $  2,481    $  1,375    $  2,562   $  5,744   $  8,669
Depreciation and amortization..........  $  6,228   $  5,940   $  5,734    $  2,891    $  5,574   $  5,735   $  4,935
FINANCIAL POSITION
Working capital........................  $132,856   $136,227   $116,118    $116,118    $107,455   $ 97,710   $114,715
Total assets...........................  $241,310   $233,882   $200,367    $200,367    $184,713   $175,272   $191,557
Long-term liabilities..................  $ 30,584   $ 43,490   $ 40,936    $ 40,936    $ 39,972   $ 47,569   $ 52,592
Shareholders' equity...................  $138,461   $117,569   $101,770    $101,770    $ 95,553   $ 86,288   $ 92,338
SHARE AND PER SHARE DATA(2)
Income from continuing operations, net
  of taxes.............................  $   2.10   $   2.01   $   1.50    $    .73    $   1.25   $    .70   $    .13
Net income (loss)......................  $   2.10   $   2.01   $   1.54    $    .77    $   1.25   $   (.70)  $    .06
Cash dividends declared................                                                           $    .20   $    .40
Shareholders' equity...................  $  18.42   $  16.23   $  14.20    $  14.20    $  13.43   $  11.63   $  12.53
Market price -- high...................  $  22.14   $  24.41   $  20.75    $  20.75    $  17.06   $  12.21   $  11.45
Market price -- low....................  $  15.00   $  16.89   $  13.15    $  14.29    $  11.56   $   7.68   $   7.85
Weighted average common shares
  outstanding (000's)..................     7,591      7,450      7,293       7,325       7,250      7,160      7,135
FINANCIAL RATIOS
Current ratio..........................       2.8        2.9        3.0         3.0         3.2        3.4        3.5
Return on average shareholders'
  equity...............................      12.4%      13.7%      11.7%       11.3%       10.0%      (5.6)%      0.4%
Long-term liabilities to total
  capitalization.......................      18.1%      27.0%      28.7%       28.7%       29.5%      35.5%      36.3%

---------------

(1) Includes before-tax gain on sale of division ($3,050) in 1995, and before-tax provisions for lease commitment ($2,800) in 1995 and computer write-down ($4,400) in 1992.

(2) Adjusted to give effect to 5% stock dividends declared in May 1996 and 1995, and October 1994, and 4% stock dividend declared in July 1993 (excluding cash dividend data).

(3) During the six months ended December 31, 1994, the Company changed its year end from June 30 to December 31. Information derived from unaudited financial statements for the year ended December 31, 1994 is presented for comparative purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     During the six months ended December 31, 1994, the Company changed its year end from June 30 to December 31. This resulted in the six month reporting period included in this Annual Report on Form 10-K. Financial information for the six months ended December 31, 1993 and the year ended December 31, 1994 is unaudited. This analysis contains forward looking comments which are based on current trends. Actual results may differ materially.

                             RESULTS OF OPERATIONS

     Results of operations by business segment were as follows (in thousands):

                                                        YEAR ENDED              SIX MONTHS ENDED
                                                       DECEMBER 31                 DECEMBER 31
                                              ------------------------------   -------------------
                                                1996       1995       1994       1994       1993
                                              --------   --------   --------   --------   --------
Net sales
  Electronics...............................  $462,358   $448,390   $399,227   $205,211   $163,952
  Graphics and Electronic Imaging...........   117,131     73,359     59,743     30,431     29,452
  Recreational Products.....................    43,704     42,576     38,596     19,730     15,555
                                              --------   --------   --------   --------   --------
                                              $623,193   $564,325   $497,566   $255,372   $208,959
                                              ========   ========   ========   ========   ========
Operating income
  Electronics (1)...........................  $ 33,045   $ 35,450   $ 26,261   $ 13,176   $ 10,656
  Graphics and Electronic Imaging...........     3,608      1,994      1,836        910        479
  Recreational Products.....................     3,380      3,536      3,580      1,586      1,056
                                              --------   --------   --------   --------   --------
                                                40,033     40,980     31,677     15,672     12,191
Corporate costs.............................    (8,899)    (8,756)    (8,722)    (4,632)    (3,885)
Interest expense............................    (3,673)    (3,612)    (4,053)    (1,886)    (2,325)
Lease commitment provision..................               (2,800)
Income tax provision........................   (11,534)   (10,841)    (7,957)    (3,845)    (2,542)
                                              --------   --------   --------   --------   --------
Income from continuing operations...........    15,927     14,971     10,945      5,309      3,439
Discontinued operations.....................                             310        310
                                              --------   --------   --------   --------   --------
Net income..................................  $ 15,927   $ 14,971   $ 11,255   $  5,619   $  3,439
                                              ========   ========   ========   ========   ========

     A summary of comparative operating results data follows:

Net sales...................................     100.0%     100.0%     100.0%     100.0%     100.0%
  Cost of products sold.....................     (77.9)     (77.4)     (77.7)     (77.8)     (77.5)
  Selling, general and administrative
     expenses...............................     (17.1)     (17.5)     (17.7)     (17.9)     (18.6)
  Interest expense..........................      (0.6)      (0.6)      (0.8)      (0.7)      (1.1)
  Lease commitment provision................                 (0.5)
  Gain on sale of division..................                  0.5
                                              --------   --------   --------   --------   --------
Income from continuing operations before
  income taxes..............................       4.4        4.5        3.8        3.6        2.8
Income tax provision........................      (1.9)      (1.9)      (1.6)      (1.5)      (1.2)
                                              --------   --------   --------   --------   --------
Income from continuing operations...........       2.5%       2.6%       2.2%       2.1%       1.6%
                                              ========   ========   ========   ========   ========

---------------

(1) Includes gain on sale of division of $3,050 in 1995.

RECENT DEVELOPMENTS

     In January 1997, Bell completed the acquisition of Milgray Electronics, Inc. a publicly-traded distributor of electronic components. The purchase price for the stock of Milgray was approximately $100 million. Milgray's revenues for the twelve months ended December 31, 1996 were $272 million. On a pro forma basis, assuming the Milgray acquisition had occurred on January 1, 1995, the combined revenues of Bell were $895 million for 1996 compared to $820 million for the prior year. Pro forma net income decreased slightly to $17.1 million, or $2.25 per share, from $17.5 million, or $2.35 per share, in 1995. The decline in operating results was attributed to weakness in the electronics market during 1996, particularly during the third and fourth quarters, which negatively impacted sales of electronic components, and specifically in Milgray's case, sales of memory related products. The trend of reduced shipments of electronic components, particularly memory and related semiconductor products, is expected to continue during the first half of 1997. While the Company is experiencing softer sales in early 1997, bookings and backlog have strengthened when compared to the last few months of 1996.

     In the first quarter of 1997, the Company expects to finalize integration plans, including lease and employee terminations and combination of distribution centers, resulting from the acquisition of Milgray. In addition, the Company is assessing the impact of supplier terminations resulting from the combination of Bell and Milgray product lines. The Company expects to record a special before-tax charge during the first quarter for costs associated with the integration of Milgray.

CALENDAR 1996 COMPARED WITH CALENDAR 1995

     For the year ended December 31, 1996, the Company's net sales increased 10% to $623.2 million and operating income decreased 2% to $40 million compared with the prior year. Operating income in 1995 totaled $41 million and included a before-tax gain on sale of division of $3.1 million. Net income increased 6% to $15.9 million, or $2.10 per share, compared to $15 million, or $2.01 per share in 1995. Net income for 1995 included the gain on division sale and a before-tax charge of $2.8 million relating to a lease commitment provision.

     Sales of the Electronics Group increased 3% to $462.4 million and operating income decreased 7% to $33 million. Excluding the $3.1 million gain on division sale in 1995, operating income increased 2% in 1996. Sales and income performance reflected increased sales of microcomputer systems and services, partially offset by reduced shipments of electronic components. Protracted weakness in the electronics market and the termination of the Company's National Semiconductor franchise impacted shipments of components, particularly during the second half of 1996.

     Graphics and Electronic Imaging Group sales increased 60% to $117.1 million and operating income increased 81% to $3.6 million. Sales and operating income growth resulted from the group's planned expansion program through strategic business acquisitions and new sales facilities as well as improved market conditions, particularly in California.

     Recreational Products Group sales for the year increased 3% to $43.7 million while operating income decreased 4% to $3.4 million. Operating results were affected by severe winter weather conditions in the upper Midwest which continued throughout the first half of the year, as well as costs related to expanding into Michigan.

     Cost of products sold as a percentage of sales increased slightly (77.9% from 77.4%) as a result of product mix changes. Selling, general and administrative expenses as a percentage of sales decreased to 17.1% from 17.5% due to ongoing cost control efforts. The Company's income tax rate was approximately 42% for all periods presented.

CALENDAR 1995 COMPARED WITH CALENDAR 1994

     For the year ended December 31, 1995, the Company's net sales increased 13% to $564.3 million and operating income increased 29% to $41 million over the prior year. Operating income in 1995 included a before-tax gain of $3.1 million on the sale of a division. Net income increased 33% to $15 million, or $2.01 per share, compared to $11.3 million, or $1.54 per share. Net income for 1995 included the gain on division sale and a before-tax charge of $2.8 million relating to a lease commitment provision. Net income for 1994 included a reserve recovery of $0.3 million, or $.04 per share.

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

     Graphics and Electronic Imaging Group sales increased 23% to $73.4 million and operating income increased 9% to $2 million. Sales growth was attributed to a stronger California market for graphic supplies, increased sales of electronic imaging equipment and geographic expansion into new markets in the western United States. Operating income margins declined as a result of the group's investment and expansion into new geographic markets.

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

     During the fourth quarter of 1995, the Board of Directors approved a plan to purchase a building to consolidate the national service and computer center operations at a larger facility. The Company purchased a facility in El Segundo, California and planned to sublease the present corporate offices for the remaining lease term. This resulted in the lease commitment provision of $2.8 million.

SIX MONTHS ENDED DECEMBER 31, 1994 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1993

     For the six months ended December 31, 1994, the Company's net sales increased 22% to $255.4 million and operating income increased 29% to $15.7 million over the comparable period in the prior year. The Company recorded income from continuing operations of $5.3 million, or $.73 per share, compared to $3.4 million, or $.48 per share, in the prior year six months. After including an after-tax gain from discontinued operations of $0.3 million, net income for the current six months totaled $5.6 million, or $.77 per share.

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

FISCAL 1994 COMPARED WITH FISCAL 1993

     For the year ended June 30, 1994 (fiscal 1994), net sales increased 23% to $451.2 million and operating income increased 27% to $28.2 million. Income from continuing operations, as well as net income, was $9.1 million, or $1.25 per share, compared to income from continuing operations of $5 million, or $.70 per share, in fiscal 1993. After providing for the effects of an accounting change and losses on discontinued operations, the Company recorded a net loss of $5 million, or $.70 per share, in fiscal 1993.

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

                              FINANCIAL CONDITION

     Selected financial position data is set forth in the following table (dollars in thousands except per share amounts):

                                                              DECEMBER 31
                                                         ---------------------
                                                           1996         1995
                                                         --------     --------
Cash and cash equivalents..............................  $ 12,097     $  4,819
Working capital........................................  $132,856     $136,227
Current ratio..........................................     2.8:1        2.9:1
Long-term liabilities to total capitalization..........      18.1%        27.0%
Shareholders' equity per share.........................  $  18.42     $  16.23
Days' sales in receivables.............................        48           50
Days' sales in inventories.............................        76           96

     Net cash provided by operating activities was $37.5 million for 1996 compared to $2.9 million for 1995. Increased operating cash flows primarily resulted from reduction in inventory levels to match softer market conditions. Operating cash flows in 1995 were impacted by increased investment in inventories and receivables supporting growth in the Company's business. Cash flows were utilized for scheduled payments on the Company's Senior Notes and capital lease obligations, for payments on bank borrowings, and to fund property acquisitions. Property acquisitions included investment in the Company's information systems as well as the acquisition of a new national service center in El Segundo, California. Additionally, during 1996, the Company acquired five Graphics and Electronic Imaging businesses for cash and the issuance of approximately 153,000 shares of Bell common stock.

     Concurrent with the acquisition of Milgray, the Company entered into a five-year $250 million secured revolving credit facility with a syndicate of banks to finance the purchase, retire all existing debt of both companies and provide for ongoing working capital requirements. The new facility, which replaced the Company's $50 million line of credit, includes a $50 million term loan, payable quarterly over five years, and a revolving credit line. In connection with the placement of the credit facility in early 1997, the Company redeemed its outstanding 9.70% Senior Notes for $24.7 million, including approximately $1 million in make-whole premiums. The Company's initial borrowings under the new facility were approximately $155 million. On a pro forma basis, assuming the Milgray acquisition and new financing were in place on December 31, 1996, the combined assets of the two Companies were approximately $408 million; working capital totaled approximately $200 million; the current ratio was 3.0:1; and the ratio of long-term liabilities to total capitalization was approximately 55%.

     Bell will continue to seek strategic acquisition opportunities that enhance growth. The Company believes that sufficient cash resources exist to support short-term requirements, including debt and lease payments, and longer term objectives, through available cash, bank borrowings and cash generated from operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Financial Statements:
  Report of Independent Accountants...................................................   12
  Consolidated Statement of Income for the two years ended December 31, 1996, the six
     months ended December 31, 1994 and the year ended June 30, 1994..................   13
  Consolidated Balance Sheet at December 31, 1996 and December 31, 1995...............   14
  Consolidated Statement of Shareholders' Equity for the two years ended December 31,
     1996, the six months ended December 31, 1994 and the year ended June 30, 1994....   15
  Consolidated Statement of Cash Flows for the two years ended December 31, 1996, the
     six months ended December 31, 1994 and the year ended June 30, 1994..............   16
  Notes to Consolidated Financial Statements..........................................   17
Financial Statement Schedule:
  For the two years ended December 31, 1996, the six months ended December 31, 1994 and the year ended June 30, 1994
     II -- Valuation and Qualifying Accounts..........................................   27

     The financial data included in the financial statement schedule should be read in conjunction with the consolidated financial statements. All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. The individual financial statements of the Company have been omitted since the Company is primarily an operating company and the subsidiaries included in the consolidated financial statements are considered wholly owned and deemed to be totally held and do not have indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed five percent of total consolidated assets as of December 31, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Bell Industries, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Industries, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, for the six months ended December 31, 1994 and for the year ended June 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Los Angeles, California
February 4, 1997

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED             SIX MONTHS
                                                       DECEMBER 31               ENDED      YEAR ENDED
                                              ------------------------------    DEC. 31      JUNE 30
                                                1996       1995       1994        1994         1994
                                              --------   --------   --------   ----------   ----------
                                                                   (UNAUDITED)
Net sales...................................  $623,193   $564,325   $497,566    $255,372     $451,153
                                              --------   --------   --------    --------     --------
Costs and expenses
  Cost of products sold.....................   485,634    436,568    386,406     198,731      349,573
  Selling, general and administrative
     expenses...............................   106,425     98,583     88,205      45,601       81,359
  Interest expense..........................     3,673      3,612      4,053       1,886        4,492
  Lease commitment provision................                2,800
  Gain on sale of division..................               (3,050)
                                              --------   --------   --------    --------     --------
                                               595,732    538,513    478,664     246,218      435,424
                                              --------   --------   --------    --------     --------
Income from continuing operations before
  income taxes..............................    27,461     25,812     18,902       9,154       15,729
Income tax provision........................    11,534     10,841      7,957       3,845        6,654
                                              --------   --------   --------    --------     --------
Income from continuing operations...........    15,927     14,971     10,945       5,309        9,075
Discontinued operations.....................                             310         310
                                              --------   --------   --------    --------     --------
Net income..................................  $ 15,927   $ 14,971   $ 11,255    $  5,619     $  9,075
                                              ========   ========   ========    ========     ========

SHARE AND PER SHARE DATA
Income from continuing operations...........  $   2.10   $   2.01   $   1.50    $    .73     $   1.25
Discontinued operations.....................                             .04         .04
                                              --------   --------   --------    --------     --------
Net income..................................  $   2.10   $   2.01   $   1.54    $    .77     $   1.25
                                              ========   ========   ========    ========     ========

Weighted average common shares
  outstanding...............................     7,591      7,450      7,293       7,325        7,250
                                              ========   ========   ========    ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                              DECEMBER 31
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Current assets
  Cash and cash equivalents............................................  $ 12,097     $  4,819
  Accounts receivable, less allowance for doubtful accounts of $1,626
     and $1,472........................................................    83,155       78,651
  Inventories..........................................................   104,049      120,153
  Prepaid expenses and other...........................................     5,820        5,427
                                                                         --------     --------
          Total current assets.........................................   205,121      209,050
                                                                         --------     --------
Properties, at cost
  Land.................................................................     1,397          265
  Buildings and improvements...........................................    11,049        6,866
  Equipment............................................................    34,361       28,415
                                                                         --------     --------
                                                                           46,807       35,546
  Less accumulated depreciation........................................   (24,758)     (22,398)
                                                                         --------     --------
          Total properties.............................................    22,049       13,148
                                                                         --------     --------
Other assets
  Goodwill, less accumulated amortization of $6,199 and $5,512.........     8,795        6,232
  Other................................................................     5,345        5,452
                                                                         --------     --------
          Total other assets...........................................    14,140       11,684
                                                                         --------     --------
                                                                         $241,310     $233,882
                                                                         ========     ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable.....................................................  $ 43,839     $ 42,957
  Accrued payroll......................................................     7,663        7,943
  Accrued liabilities..................................................    12,643       12,750
  Current portion of long-term liabilities.............................     8,076        6,918
  Income taxes payable.................................................        44        2,255
                                                                         --------     --------
          Total current liabilities....................................    72,265       72,823
                                                                         --------     --------
Long-term liabilities
  Notes payable........................................................    24,571       36,514
  Deferred compensation and other......................................     6,013        6,976
                                                                         --------     --------
          Total long-term liabilities..................................    30,584       43,490
                                                                         --------     --------
Shareholders' equity
  Preferred stock
     Authorized -- 1,000,000 shares
     Outstanding -- none
  Common stock
     Authorized -- 35,000,000 shares
     Outstanding -- 7,518,277 and 6,898,094 shares.....................    75,666       63,056
  Reinvested earnings..................................................    62,795       54,513
                                                                         --------     --------
          Total shareholders' equity...................................   138,461      117,569
Commitments and contingencies
                                                                         --------     --------
                                                                         $241,310     $233,882
                                                                         ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                      COMMON STOCK           OTHER
                                                  ---------------------     PAID-IN      REINVESTED
                                                   SHARES       AMOUNT      CAPITAL       EARNINGS
                                                  ---------     -------     --------     ----------
Balance at June 30, 1993........................  6,130,422     $ 1,533     $ 46,981      $ 37,774
  Employee stock plans..........................     15,685           4          186
  Net income....................................                                             9,075
                                                  ---------     -------     --------       -------
Balance at June 30, 1994........................  6,146,107       1,537       47,167        46,849
  Employee stock plans..........................     42,874          10          588
  Net income....................................                                             5,619
  5% stock dividend.............................    308,576          77        6,325        (6,402)
                                                  ---------     -------     --------       -------
Balance at December 31, 1994....................  6,497,557       1,624       54,080        46,066
  Employee stock plans..........................     74,415         441          388
  Net income....................................                                            14,971
  5% stock dividend.............................    326,122          82        6,441        (6,524)
  Change in par value of common stock...........                 60,909      (60,909)
                                                  ---------     -------     --------       -------
Balance at December 31, 1995....................  6,898,094      63,056           --        54,513
  Employee stock plans..........................    115,525       1,933
  Net income....................................                                            15,927
  5% stock dividend.............................    351,510       7,645                     (7,645)
  Purchases of businesses.......................    153,148       3,032
                                                  ---------     -------     --------       -------
Balance at December 31, 1996....................  7,518,277     $75,666     $     --      $ 62,795
                                                  =========     =======     ========       =======

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               SIX MONTHS
                                                  YEAR ENDED DECEMBER 31         ENDED      YEAR ENDED
                                              ------------------------------    DEC. 31      JUNE 30
                                                1996       1995       1994        1994         1994
                                              --------   --------   --------   ----------   ----------
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net income................................  $ 15,927   $ 14,971   $ 11,255    $  5,619     $  9,075
  Depreciation and amortization.............     5,541      5,342      5,165       2,615        5,011
  Amortization of intangibles...............       687        598        569         276          563
  Provision for losses on accounts
     receivable.............................     1,235      1,716        744         606          755
  Gain on sale of division..................               (3,050)
  Lease commitment provision................                2,800
  Discontinued operations...................                            (310)       (310)
  Changes in assets and liabilities net of
     acquisitions and discontinued
     operations.............................    14,061    (19,459)   (12,815)    (13,561)      (8,853)
                                              --------   --------   --------    --------     --------
          Net cash provided by (used in)
            operating activities............    37,451      2,918      4,608      (4,755)       6,551
                                              --------   --------   --------    --------     --------
Cash flows from investing activities:
  Purchases of businesses...................   (10,815)    (3,419)    (5,864)                  (5,864)
  Purchases of properties...................    (9,573)    (5,019)    (2,481)     (1,375)      (2,562)
  Disposal of discontinued operations.......                           2,114       2,490        7,369
  Proceeds from sale of division............                7,754
  Other.....................................                                          37          121
                                              --------   --------   --------    --------     --------
          Net cash provided by (used in)
            investing activities............   (20,388)      (684)    (6,231)      1,152         (936)
                                              --------   --------   --------    --------     --------
Cash flows from financing activities:
  Payments on Senior Notes and capital
     leases.................................    (6,918)    (5,675)   (10,481)     (6,725)     (13,962)
  Bank borrowings (payments), net...........    (4,800)     3,800      9,000       9,000        2,000
  Employee stock plans and other............     1,933        829        589         589
                                              --------   --------   --------    --------     --------
          Net cash provided by (used in)
            financing activities............    (9,785)    (1,046)      (892)      2,864      (11,962)
                                              --------   --------   --------    --------     --------
Net increase (decrease) in cash and cash
  equivalents...............................     7,278      1,188     (2,515)       (739)      (6,347)
Cash and cash equivalents at beginning of
  period....................................     4,819      3,631      6,146       4,370       10,717
                                              --------   --------   --------    --------     --------
Cash and cash equivalents at end of
  period....................................  $ 12,097   $  4,819   $  3,631    $  3,631     $  4,370
                                              ========   ========   ========    ========     ========
Changes in assets and liabilities net of
  acquisitions and discontinued operations:
     Accounts receivable....................  $  2,634   $ (9,288)  $(16,023)   $ (3,683)    $(14,010)
     Inventories............................    22,917    (24,341)   (10,819)    (15,731)      (6,384)
     Accounts payable.......................    (5,259)     7,011      9,274       5,820        8,168
     Other liabilities and deferred
       compensation.........................    (2,942)     3,617         49          34         (389)
     Accrued payroll........................      (280)     2,211      1,019        (227)       1,246
     Income taxes payable...................    (2,211)     1,084      1,089        (148)         583
     Other..................................      (798)       247      2,596         374        1,933
                                              --------   --------   --------    --------     --------
          Net change........................  $ 14,061   $(19,459)  $(12,815)   $(13,561)    $ (8,853)
                                              ========   ========   ========    ========     ========
Supplemental cash flow information:
  Interest paid.............................  $  3,863   $  3,759   $  4,411    $  2,045     $  4,979
  Income taxes paid.........................  $ 12,624   $ 11,190   $  5,151    $  3,786     $  4,561

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

     Principles of consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

     Change in year end -- During the six months ended December 31, 1994, the Company changed its year end from June 30 to December 31, resulting in a six month reporting period. Unaudited information for the year ended December 31, 1994 is presented for comparative purposes.

     Statement of cash flows -- The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

     Revenue recognition and receivables -- The Company is primarily a national distributor of electronic components. In addition, the Company distributes graphics and electronic imaging products throughout the western and north central United States and recreational-related products in the north central United States. Sales are recognized and trade receivables are recorded when products are shipped. Concentrations of credit risk with respect to trade receivables are limited due to the large number and general dispersion of trade accounts which constitute the Company's customer base. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses and such losses have been within these estimates.

     Inventories -- Inventories are stated at the lower of cost (determined using weighted average and first-in, first-out methods) or market (net realizable value).

     Properties, depreciation and amortization -- All properties are depreciated using the straight-line method based upon estimated useful lives which range from 15 to 40 years for buildings and 2 to 10 years for machinery and equipment. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of their estimated service lives or the term of the lease.

     Goodwill -- Cost in excess of the fair value of net assets of purchased businesses (goodwill) is amortized using the straight-line method over 25 years.

     Income taxes -- Provision is made for the tax effects of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. In estimating deferred tax balances, the Company considers all expected future events other than enactments of changes in the tax law or rates.

     Stock option plans -- The Company measures and records compensation expense relating to stock options as the excess, if any, between the market value of shares on the date of option grant and the expected proceeds upon exercise. Such expense is accrued ratably over the period to be benefited. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to disclose the impact of compensation cost on earnings if determined under the fair value method prescribed by SFAS No. 123.

     Per share data -- Operating results per share data is based upon the weighted average number of common and common equivalent shares outstanding, after adjustment to reflect stock dividends declared. Common equivalent shares represent the net number of shares which would be issued assuming the exercise of dilutive stock options and warrants, reduced by the number of shares which could be repurchased from the proceeds of such exercises.

     Use of estimates -- Certain amounts and disclosures included in the consolidated financial statements required the use of management estimates which could differ from actual results.

ACQUISITION OF MILGRAY ELECTRONICS

     In January 1997, the Company completed the acquisition of Milgray Electronics, Inc. ("Milgray"), a publicly-traded distributor of electronics components throughout the United States and Canada. Under the terms of the acquisition, shareholders of Milgray received $14.77 per share for an aggregate purchase price of approximately $100 million.

     Concurrent with the acquisition, the Company entered into a five-year $250 million secured revolving credit facility with a syndicate of banks to finance the purchase of Milgray, retire all existing debt of both companies and provide for ongoing working capital requirements. Borrowings under the facility are secured by the Company's receivables and inventories. The new facility, which replaced the Company's $50 million line of credit, provides for interest at either the bank's reference rate or LIBOR plus 1.25%. The facility includes a $50 million term loan, payable quarterly over five years, and a revolving credit line. The facility is subject to an annual commitment fee of .375% on the unused line of credit. The agreement underlying the facility contains provisions for asset acquisition limits, the maintenance of financial ratios, prohibitions of dividends, and other restrictions.

     In connection with the placement of the credit facility, the Company redeemed its outstanding 9.70% Senior Notes for $24.7 million, including $1 million in make-whole premiums. The Company's initial borrowings under the new facility were approximately $155 million and aggregate maturities are as follows (in thousands):

                    1997......................................  $  7,500
                    1998......................................     7,500
                    1999......................................    10,000
                    2000......................................    12,500
                    2001......................................   117,500

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Milgray as if the acquisition had occurred January 1, 1995. The unaudited pro forma results include estimates for goodwill amortization and increased interest expense (in thousands except per share data):

                                                           1996         1995
                                                         --------     --------
Net sales..............................................  $895,300     $820,000
Net income.............................................  $ 17,100     $ 17,500
Net income per share...................................  $   2.25     $   2.35

NOTES PAYABLE

     Notes payable consisted of the following (in thousands):

                                                               DECEMBER 31
                                                           -------------------
                                                            1996        1995
                                                           -------     -------
Bank borrowings..........................................  $ 8,000     $12,800
9.70% Senior Notes.......................................   23,714      28,857
                                                           -------     -------
                                                            31,714      41,657
Less current portion.....................................    7,143       5,143
                                                           -------     -------
                                                           $24,571     $36,514
                                                           =======     =======

     The Company's bank loan agreement provided for a $50 million unsecured revolving line of credit through May 1999. Borrowings against the line accrued interest at either the bank's reference rate (8.25% at December 31, 1996) or LIBOR plus .625% (6.07% at December 31, 1996).

     The fair value of the Senior Notes at December 31, 1996 was approximately $24.7 million ($29.4 million at December 31, 1995). The fair value was based on the redemption value of the Senior Notes as settled in January 1997.

     In connection with certain amendments to the Senior Note agreement, the noteholders received warrants in 1993 to purchase 216,710 shares of the Company's common stock. The warrants may be exercised at any time prior to February 1, 2001 at $11.28 per share.

COMMON STOCK

     At the 1996 Annual Meeting, shareholders approved a proposal to increase the number of authorized shares of common stock from 10 million to 35 million.

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

     At the 1995 Annual Meeting, shareholders approved a plan to change the Company's state of incorporation from Delaware to California. Effective June 30, 1995, the plan was completed and each share of Bell Delaware common stock ($.25 par value) was converted to one share of Bell California common stock. This change resulted in the transfer of $60.9 million from other paid-in capital to common stock on that date.

STOCK PLANS

     The Company's 1990 Stock Option and Incentive Plan authorized 500,000 shares of common stock to be available for purchase by employees. At the 1994 Annual Meeting, the shareholders approved the 1994 Stock Option Plan (the "1994 Plan") which authorized an additional 500,000 shares of common stock. At the 1996 Annual Meeting the shareholders approved the Non-Employee Director Stock Option Plan (the "1996 Plan"), which authorized an additional 150,000 shares of common stock.

     Under the stock option plans, both incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted. Options outstanding under the plans generally have a maximum term of five years, vest over four years and were issued at market value.

     A summary of activity under the plans follows:

                                                                                 WEIGHTED
                                                                  SHARES         AVERAGE         FAIR VALUE
                                                AVAILABLE FOR      UNDER      EXERCISE PRICE     OF OPTION
                                                FUTURE GRANT      OPTION        PER SHARE        PER SHARE
                                                -------------     -------     --------------     ----------
Outstanding at June 30, 1993..................      299,000       235,638         $ 9.39
  Granted.....................................       (2,500)        2,500          19.25
  Exercised...................................                    (15,685)          1.82
  Canceled....................................        4,966       (12,822)          3.68
                                                   --------       -------         ------
Outstanding at June 30, 1994..................      301,466       209,631          10.41
  Granted.....................................     (261,000)      261,000          18.49
  Exercised...................................                     (6,873)          5.84
  Canceled....................................       27,468       (28,456)          9.48
  Adjustment for 5% stock dividend............        4,622        20,602
  Adoption of 1994 Plan.......................      500,000
                                                   --------       -------         ------
Outstanding at December 31,1994...............      572,556       455,904          14.67
  Granted.....................................     (118,500)      118,500          23.75           $ 7.98
  Exercised...................................                    (16,300)          6.68
  Canceled....................................       10,711       (11,284)         10.85
  Adjustment for 5% stock dividend............       28,327        22,790
                                                   --------       -------         ------
Outstanding at December 31, 1995..............      493,094       569,610          16.28
  Granted.....................................     (161,500)      161,500          20.42           $ 6.55
  Exercised...................................                    (34,864)          7.88
  Canceled....................................        9,439        (9,439)         19.30
  Adjustment for 5% stock dividend............       20,129        32,795
  Adoption of 1996 Plan.......................      150,000
                                                   --------       -------         ------
Outstanding at December 31, 1996..............      511,162       719,602         $16.83
                                                   ========       =======         ======

     A summary of weighted average amounts for stock options outstanding at December 31, 1996 follows:

                REMAINING
               OPTION LIFE                         OPTIONS          OPTIONS          EXERCISE
                 IN YEARS                        OUTSTANDING      EXERCISABLE         PRICE
            ----------------------------------  -------------     -----------     --------------
               1..............................       61,259          61,259           $ 8.51
               2..............................       76,642          43,149            10.96
               3..............................      297,134          88,095            16.10
               4..............................      119,492          11,933            22.56
               5..............................      165,075
                                                    -------         -------
                                                    719,602         204,436           $13.12
                                                    =======         =======

     At December 31, 1995, 100,239 options were exercisable at a weighted average exercise price of $11.33.

     During the year ended June 30, 1994 (fiscal 1994), the shareholders approved the Bell Industries Employees' Stock Purchase Plan (the ESPP) under which 750,000 shares were authorized for future issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. Under the ESPP, the Company issued 74,024, 58,115 and 36,001 shares during 1996, 1995 and the six months ended December 31, 1994. No shares were issued in fiscal 1994 under the ESPP. The weighted average fair value per share of the purchase rights granted in 1996 and 1995 were $4.28 and $4.57. During the six months ended December 31, 1994, the shares were issued at purchase prices ranging between $13.92 and $15.68.

     For 1996 and 1995, the Black-Scholes model was utilized for estimating the fair value of stock-based grants using an assumed volatility of approximately 30% and an expected four year life for stock options, and an assumed volatility of approximately 9% and an expected four month life for the ESPP. The assumed risk free interest rate ranged between 5% and 6% for all plans. Stock-based compensation costs determined under the fair value method would have reduced the Company's reported net income by $0.5 million, or $.07 per share, and $0.3 million, or $.04 per share, in 1996 and 1995.

INCOME TAXES

     The income tax provision charged to continuing operations was as follows (in thousands):

                                                 YEAR ENDED                   SIX MONTHS
                                                 DECEMBER 31                    ENDED         YEAR ENDED
                                     -----------------------------------     DECEMBER 31       JUNE 30
                                      1996        1995          1994             1994            1994
                                     -------     -------     -----------     ------------     ----------
                                                             (UNAUDITED)
Current
  Federal..........................  $ 8,259     $10,326       $ 6,574          $3,335          $5,240
  State............................    2,273       2,438         1,738             846           1,444
Deferred
  Federal..........................      810      (1,755)         (326)           (290)            (58)
  State............................      192        (168)          (29)            (46)             28
                                     -------     -------        ------          ------          ------
                                     $11,534     $10,841       $ 7,957          $3,845          $6,654
                                     =======     =======        ======          ======          ======

     A reconciliation of the federal statutory tax rate to the effective tax rate follows:

                                                 YEAR ENDED                   SIX MONTHS
                                                 DECEMBER 31                    ENDED         YEAR ENDED
                                     -----------------------------------     DECEMBER 31       JUNE 30
                                      1996        1995          1994             1994            1994
                                     -------     -------     -----------     ------------     ----------
                                                             (UNAUDITED)
Federal statutory tax rate.........     35.0%       35.0%         34.4%           34.3%           34.4%
State taxes, net of federal
  benefit..........................      5.8         5.6           5.8             5.9             5.8
Other, net.........................      1.2         1.4           1.9             1.8             2.1
                                        ----        ----          ----            ----            ----
Effective tax rate.................     42.0%       42.0%         42.1%           42.0%           42.3%
                                        ====        ====          ====            ====            ====

     The provision (credit) for deferred income taxes is summarized as follows (in thousands):

                                                 YEAR ENDED                   SIX MONTHS
                                                 DECEMBER 31                    ENDED         YEAR ENDED
                                     -----------------------------------     DECEMBER 31       JUNE 30
                                      1996        1995          1994             1994            1994
                                     -------     -------     -----------     ------------     ----------
                                                             (UNAUDITED)
Depreciation.......................  $   429     $  (221)      $  (341)         $  (67)         $ (444)
Employee benefit accruals..........      112        (437)         (188)           (140)            (77)
Receivables allowance..............       26        (177)          259              30             371
Inventory capitalization...........       58         190            24             (66)            146
Lease commitment provision.........        8      (1,106)
Other..............................      369        (172)         (109)            (93)            (26)
                                      ------     -------         -----           -----           -----
                                     $ 1,002     $(1,923)      $  (355)         $ (336)         $  (30)
                                      ======     =======         =====           =====           =====

     Deferred tax balances were composed of the following (in thousands):

                                                                DECEMBER 31
                                                             -----------------
                                                              1996       1995
                                                             ------     ------
Deferred tax assets:
  Discontinued operations..................................  $2,305     $2,424
  Deferred compensation and other employee benefits........   1,312      1,424
  Lease commitment provision...............................   1,098      1,106
  Postretirement benefits..................................     706        743
  Receivables allowance....................................     564        590
  Inventory capitalization.................................     409        467
  Other....................................................     309        713
                                                             ------     ------
                                                              6,703      7,467
Deferred tax liabilities:
  Depreciation.............................................    (357)
                                                             ------     ------
Net deferred tax balances..................................  $6,346     $7,467
                                                             ======     ======

     Current deferred income tax benefits included with prepaid expenses and other and noncurrent deferred income tax benefits included with other assets were as follows (in thousands):

                                                                DECEMBER 31
                                                             -----------------
                                                              1996       1995
                                                             ------     ------
Current deferred income tax benefits
  Federal..................................................  $4,339     $4,730
  State....................................................      94        235
Noncurrent deferred income tax benefits
  Federal..................................................   1,702      2,178
  State....................................................     211        324
                                                             ------     ------
                                                             $6,346     $7,467
                                                             ======     ======

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

     The Company has a qualified, trusteed, savings and profit sharing plan for eligible employees. Employees must contribute at least 1% of their annual compensation to participate in the plan. The Company's contribution to the plan, as determined by the Board of Directors, were $1.1 million in calendar 1996, $1 million in calendar 1995, $0.4 million for the six months ended December 31, 1994 and $0.5 million in fiscal 1994.

     The Company has deferred compensation plans available for certain directors, officers and other key employees. Expense associated with the deferred compensation element of these plans was $0.6 million in calendar 1996, $1.1 million in calendar 1995, $0.5 million for the six months ended December 31, 1994 and $0.3 million in fiscal 1994.

     The Company provides postretirement medical coverage for qualifying employees. Annual costs and accumulated and vested benefit obligations relating to postretirement medical benefits were not significant.

COMMITMENTS AND CONTINGENCIES

     At December 31, 1996 the Company had capital and operating leases on certain of its facilities and equipment expiring in various years through 2001. Under certain operating leases, the Company is required to pay property taxes and insurance. Rent expense pertaining to operating leases was $4.7 million in calendar 1996, $3.9 million in calendar 1995, $1.9 million for the six months ended December 31, 1994 and $3.8 million in fiscal 1994. Amortization of capitalized leases amounted to $1.7 million in calendar 1996, $1.6 million in calendar 1995, $0.8 million for the six months ended December 31, 1994 and $1.6 million in fiscal 1994. Non-cash investing and financing activities for fiscal 1994 included an equipment addition totaling $1.6 million which was financed through a capital lease.

     Minimum annual rentals on these leases for years subsequent to 1996 are as follows (in thousands):

                                                            CAPITAL     OPERATING
                                                            LEASES       LEASES
                                                            -------     ---------
1997......................................................   $ 952       $ 4,985
1998......................................................                 3,890
1999......................................................                 2,819
2000......................................................                   667
2001......................................................                   133
                                                              ----
                                                               952
Less amount representing interest.........................     (19)
                                                              ----
Present value of net minimum lease payments under capital
  leases..................................................   $ 933
                                                              ====

     The Company is involved in litigation incidental to its business. In the opinion of management, the expected outcome of such litigation will not materially affect the Company's financial position or results of operations.

DISCONTINUED OPERATIONS AND SPECIAL ITEMS

     In 1994, the Company recorded a gain of $0.3 million (net of income taxes of $0.2 million) which represented residual reserves no longer required after the disposal of the Building Products Group, which was discontinued in 1993.

     In 1995, the Company sold the assets of a division which manufacturers switches, push-buttons and electroluminescent panels used in commercial aircraft. Total cash proceeds were approximately $7.7 million resulting in a gain before income taxes of $3.1 million. Operating results of the division were not material to the Company's consolidated operating results.

     In 1995, the Company agreed to purchase a building to consolidate national service and computer center operations at a larger facility. The related decision to sublease the present corporate offices for the remaining lease term resulted in a $2.8 million charge for the net lease commitment.

BUSINESS SEGMENT INFORMATION

     Depreciation and amortization, identifiable assets, and capital expenditures by business segment are as follows (in thousands):

                                                                                  SIX
                                                      YEAR ENDED                MONTHS        YEAR
                                                      DECEMBER 31                ENDED       ENDED
                                            -------------------------------   DECEMBER 31   JUNE 30
                                              1996       1995       1994         1994         1994
                                            --------   --------   ---------   -----------   --------
                                                                  (UNAUDITED)
Depreciation and amortization
  Electronics.............................  $  2,077   $  2,007   $   2,573    $   1,021    $  2,528
  Graphics and Electronic Imaging.........       444        185         118           60         112
  Recreational Products...................       225        215         132          108         104
  Corporate...............................     3,482      3,533       2,911        1,702       2,830
                                            --------   --------    --------     --------    --------
                                            $  6,228   $  5,940   $   5,734    $   2,891    $  5,574
                                            --------   --------    --------     --------    --------
Identifiable assets
  Electronics.............................  $143,631   $175,278   $ 149,393    $ 149,393    $134,299
  Graphics and Electronic Imaging.........    51,184     22,553      17,181       17,181      15,967
  Recreational Products...................    19,064     16,548      17,862       17,862      12,686
  Corporate...............................    27,431     19,503      15,931       15,931      21,761
                                            --------   --------    --------     --------    --------
                                            $241,310   $233,882   $ 200,367    $ 200,367    $184,713
                                            ========   ========    ========     ========    ========
Capital expenditures
  Electronics.............................  $  2,756   $  3,246   $   1,714    $     879    $  1,939
  Graphics and Electronic Imaging.........     1,079        574         201          118         203
  Recreational Products...................       467        196         244          170         123
  Corporate...............................     5,271      1,003         322          208         297
                                            --------   --------    --------     --------    --------
                                            $  9,573   $  5,019   $   2,481    $   1,375    $  2,562
                                            ========   ========    ========     ========    ========

     The net sales and operating income of each of the Company's business segments are included under "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition." A description of the Company's business and products appears under "Item 1. Business." Sales between product groups are insignificant. Corporate assets are primarily cash, information technology equipment and deferred income tax benefits.

     During 1996 the Company purchased five graphics distribution businesses for approximately $10.8 million in cash and the issuance of 153,148 shares of common stock. Goodwill related to these transactions was approximately $2.8 million. The Company purchased two distribution businesses during calendar 1995 for approximately $3.4 million in cash. Goodwill related to these transactions was not significant. During fiscal 1994, the Company purchased a distribution and services business for approximately $5.9 million cash. Goodwill related to this transaction was approximately $1.6 million. Operating results for the purchased businesses were not significant.

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   QUARTER ENDED
                                                  -----------------------------------------------
                                                  MAR. 31      JUN. 30      SEP. 30      DEC. 31
                                                  --------     --------     --------     --------

YEAR ENDED DECEMBER 31, 1996
Net sales.......................................  $143,050     $156,709     $164,306     $159,128
                                                  --------     --------     --------     --------
Costs and expenses
  Cost of products sold.........................   110,511      121,665      128,594      124,864
  Selling, general and administrative
     expenses...................................    26,039       26,252       27,208       26,926
  Interest expense..............................       959          885          952          877
                                                  --------     --------     --------     --------
                                                   137,509      148,802      156,754      152,667
                                                  --------     --------     --------     --------
Income before income taxes......................     5,541        7,907        7,552        6,461
Income tax provision............................     2,329        3,319        3,172        2,714
                                                  --------     --------     --------     --------
Net income......................................  $  3,212     $  4,588     $  4,380     $  3,747
                                                  ========     ========     ========     ========
SHARE AND PER SHARE DATA
Net income......................................  $    .43     $    .60     $    .58     $    .49
                                                  ========     ========     ========     ========
Weighted average common shares outstanding......     7,544        7,615        7,542        7,661
                                                  ========     ========     ========     ========

YEAR ENDED DECEMBER 31, 1995
Net sales.......................................  $126,945     $141,575     $148,639     $147,166
                                                  --------     --------     --------     --------
Costs and expenses
  Cost of products sold.........................    97,983      108,984      115,548      114,053
  Selling, general and administrative
     expenses...................................    23,634       24,497       24,838       25,614
  Interest expense..............................       908          822          872        1,010
  Lease commitment provision....................                                            2,800
  Gain on sale of business......................                                           (3,050)
                                                  --------     --------     --------     --------
                                                   122,525      134,303      141,258      140,427
                                                  --------     --------     --------     --------
Income before income taxes......................     4,420        7,272        7,381        6,739
Income tax provision............................     1,860        3,051        3,100        2,830
                                                  --------     --------     --------     --------
Net income......................................  $  2,560     $  4,221     $  4,281     $  3,909
                                                  ========     ========     ========     ========
SHARE AND PER SHARE DATA
Net income......................................  $    .35     $    .57     $    .57     $    .52
                                                  ========     ========     ========     ========
Weighted average common shares outstanding......     7,415        7,409        7,486        7,489
                                                  ========     ========     ========     ========

                  CONSOLIDATED OPERATIONS SUMMARY (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31
                                                        ----------------------------------------------------
                                                          1996       1995       1994       1993       1992
                                                        --------   --------   --------   --------   --------
CONSOLIDATED RESULTS OF OPERATIONS
Net sales.............................................  $623,193   $564,325   $497,566   $395,621   $364,385
                                                        --------   --------   --------   --------   --------
Costs and expenses
  Cost of products sold...............................   485,634    436,568    386,406    302,261    273,517
  Selling, general and administrative expenses........   106,425     98,583     88,205     76,404     77,953
  Interest expense....................................     3,673      3,612      4,053      5,030      5,508
  Lease commitment provision..........................                2,800
  Gain on sale of division............................               (3,050)
  Computer write-down.................................                                                 4,400
                                                        --------   --------   --------   --------   --------
                                                         595,732    538,513    478,664    383,695    361,378
                                                        --------   --------   --------   --------   --------
Income from continuing operations before income
  taxes...............................................    27,461     25,812     18,902     11,926      3,007
Income tax provision..................................    11,534     10,841      7,957      5,057      1,492
                                                        --------   --------   --------   --------   --------
Income from continuing operations.....................  $ 15,927   $ 14,971   $ 10,945   $  6,869   $  1,515
                                                        ========   ========   ========   ========   ========
Net income (loss).....................................  $ 15,927   $ 14,971   $ 11,255   $ (1,812)  $   (591)
                                                        ========   ========   ========   ========   ========
SHARE AND PER SHARE DATA
Income from continuing operations.....................  $   2.10   $   2.01   $   1.50   $    .95   $    .21
                                                        ========   ========   ========   ========   ========
Net income (loss).....................................  $   2.10   $   2.01   $   1.54   $   (.25)  $   (.08)
                                                        ========   ========   ========   ========   ========
Weighted average common shares outstanding (000's)....     7,591      7,450      7,293      7,196      7,143
                                                        ========   ========   ========   ========   ========
OPERATING RESULTS BY BUSINESS SEGMENT
Net sales
  Electronics.........................................  $462,358   $448,390   $399,227   $307,546   $282,192
  Graphics and Electronic Imaging.....................   117,131     73,359     59,743     57,134     55,566
  Recreational Products...............................    43,704     42,576     38,596     30,941     26,627
                                                        --------   --------   --------   --------   --------
                                                        $623,193   $564,325   $497,566   $395,621   $364,385
                                                        ========   ========   ========   ========   ========
Operating income
  Electronics(1)......................................  $ 33,045   $ 35,450   $ 26,261   $ 20,705   $ 16,626
  Graphics and Electronic Imaging.....................     3,608      1,994      1,836      1,320      1,928
  Recreational Products...............................     3,380      3,536      3,580      2,734      2,493
                                                        --------   --------   --------   --------   --------
                                                          40,033     40,980     31,677     24,759     21,047
Corporate costs.......................................    (8,899)    (8,756)    (8,722)    (7,803)    (8,132)
Interest expense......................................    (3,673)    (3,612)    (4,053)    (5,030)    (5,508)
Lease commitment provision............................               (2,800)
Computer write-down...................................                                                (4,400)
                                                        --------   --------   --------   --------   --------
Income from continuing operations before income
  taxes...............................................  $ 27,461   $ 25,812   $ 18,902   $ 11,926   $  3,007
                                                        ========   ========   ========   ========   ========
CONSOLIDATED FINANCIAL POSITION AND RELATED DATA
Working capital.......................................  $132,856   $136,227   $116,118   $105,640   $113,471
Total assets..........................................  $241,310   $233,882   $200,367   $175,666   $183,591
Long-term liabilities.................................  $ 30,584   $ 43,490   $ 40,936   $ 43,166   $ 54,380
Shareholders' equity..................................  $138,461   $117,569   $101,770   $ 89,842   $ 92,268
Depreciation and amortization.........................  $  6,228   $  5,940   $  5,734   $  6,152   $  4,703
Capital expenditures..................................  $  9,573   $  5,019   $  2,481   $  4,385   $ 10,180
Days' sales in receivables............................        48         50         50         47         50
Days' sales in inventory..............................        76         96         87         95        102

---------------

(1) Includes gain on sale of division of $3,050 in 1995.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  ADDITIONS      DEDUCTIONS
                                                                  ----------     ----------
                                                   BALANCE AT     CHARGED TO      ACCOUNTS       BALANCE
                                                   BEGINNING      COSTS AND       CHARGED        AT END
                   DESCRIPTION                     OF PERIOD       EXPENSES         OFF         OF PERIOD
-------------------------------------------------  ----------     ----------     ----------     ---------
Allowance for doubtful accounts:
  Year ended June 30, 1994.......................    $1,271            755          1,142        $   884
  Six months ended December 31, 1994.............    $  884            606            449        $ 1,041
  Year ended December 31, 1995...................    $1,041          1,716          1,285        $ 1,472
  Year ended December 31, 1996...................    $1,472          1,235          1,081        $ 1,626

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors: The information required by Item 10 with respect to directors appears in the Proxy Statement for the 1997 Annual Meeting of Shareholders and is hereby incorporated by reference.

     (b) Executive Officers: The information required by Item 10 with respect to Executive Officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 appears in the Proxy Statement for the 1997 Annual Meeting of Shareholders and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 appears under "Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Shareholders and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 appears in the Proxy Statement for the 1997 Annual Meeting of Shareholders and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

        The Consolidated Financial Statements and Report of Independent Accountants dated February 4, 1997 are included under Item 8 of this Annual Report on Form 10-K.

     2. FINANCIAL STATEMENT SCHEDULE:

        The financial statement schedule listed in the Index to Financial Statements included under Item 8 is filed as part of this Annual Report on Form 10-K.

     3. EXHIBITS:

          2. a)  Agreement and Plan of Merger, dated as of November 26, 1996 among
                 Registrant, ME Acquisitions, Inc., and Milgray Electronics, Inc. is
                 incorporated by reference to Exhibit 2.1 of the Form 8-K dated January 7,
                 1997.
          3. a)  The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant's Form 8-B dated March 22, 1995, as amended.
          4. a)  The Specimen of Registrant's Common Stock certificates is incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant's Form 8-B filed
                 January 15, 1980.
             b)  Warrant Agreement dated September 15, 1993 including Form of Warrant
                 Certificate issued to the named Insurance Companies included in the Note
                 Purchase Agreement dated February 1, 1991, as amended, is incorporated by reference to Exhibit 4.e of the Form 10-K dated June 30, 1993.
         10. a)  The Employment and Deferred Compensation Agreements dated January 1, 1979 and the Amendment thereto dated August 6, 1979 concerning certain officers of Registrant are incorporated by reference to Exhibits 9A, 9C and 9D to
                 Amendment number 1 to Registrant's Form 8-B dated November 19, 1979.
             b)  The 1990 Stock Option and Incentive Plan is incorporated by reference to
                 Exhibit A of Registrant's definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held October 29, 1990.
             c)  The 1993 Employees' Stock Purchase Plan is incorporated by reference to
                 Exhibit A of Registrant's definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993.
             d)  The Amendment to Employment and Deferred Compensation Agreement dated
                 September 14, 1994 is incorporated by reference to Exhibit (10) of the
                 Registrant's Quarterly Report on Form 10-Q dated September 30, 1994.
             e)  The Bell Industries, Inc. Directors' Retirement Plan for Non-employees is incorporated by reference to Exhibit (99) of the Registrant's Quarterly
                 Report on Form 10-Q dated September 30, 1994.
             f)  The 1994 Stock Option Plan is incorporated by reference to Exhibit A of the
                 Registrant's definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held on November 1, 1994.
             g)  Employment and Deferred Compensation Agreement dated February 15, 1995 between the Registrant and Paul F. Doucette is incorporated by reference to
                 Exhibit 10.8 to Registrant's Form 8-B dated March 22, 1995, as amended.
             h)  Form of Severance Agreement between the Registrant and its executive officers, other than Messrs. Williams and Doucette is incorporated by reference to Exhibit 10.9 to Registrant's Form 8-B dated March 22, 1995, as amended.

             i)  Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by reference to Exhibit 10.10 to
                 Registrant's Form 8-B dated March 22, 1995, as amended.
             j)  The Amendment to Employment and Deferred Compensation Agreement dated
                 September 26, 1995 is incorporated by reference to Exhibit 10.k to
                 Registrant's Form 10-K dated December 31, 1995.
             k)  Non-Employee Directors' Stock Option Plan, as revised, is incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K dated December 31, 1995.
             l)  Form of Stock Option Agreement between the Registrant and Non-employee
                 Directors is incorporated by reference to Exhibit 10.m to Registrant's Form
                 10-K dated December 31, 1995.
             m)  Asset Purchase Agreement By and Between Bell Industries, Inc. and IDD
                 Aerospace Corp. dated October 2, 1995 is incorporated by reference to
                 Exhibit 10.n to Registrant's Form 10-K dated December 31, 1995.
             n)  The Amendment to Employment and Deferred Compensation Agreement between the
                 Registrant and Theodore Williams dated November 21, 1996.
             o)  Credit Agreement dated as of January 7, 1997 among Registrant, Bell Ontario
                 Holding, Inc., the Lenders listed therein, and Union Bank of California,
                 N.A., as agent (which includes, among the Exhibits, Form of Company Security
                 Agreement, Form of Company Pledge Agreement, Form of Subsidiary Security
                 Agreement, Form of Subsidiary Guarantee and Form of Subsidiary Pledge
                 Agreement) is incorporated by reference to Exhibit 10.1 to Registrant's Form
                 8-K dated January 7, 1997.
             p)  Severance Agreement dated as of January 20, 1997 between the Registrant and
                 Bruce M. Jaffe.
            21.  Subsidiaries of the Registrant.
            23.  Consent of Independent Accountants.
            27.  Financial Data Schedule.

(b) REPORTS ON FORM 8-K:

        a) Form 8-K dated November 19, 1996 filed in connection with the resignation of Registrant's director, Bruce M. Jaffe.

        b) Form 8-K dated November 26, 1996 filed in connection with the tender offer for the outstanding stock of Milgray Electronics, Inc.

        c) Form 8-K dated January 7, 1997, filed in connection with the acquisition of Milgray Electronics, inc.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELL INDUSTRIES, INC.

                                          By:      /s/ THEODORE WILLIAMS
                                            ------------------------------------
                                                     Theodore Williams
                                                   Chairman of the Board
                                                and Chief Executive Officer

Date: March 20, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

                  SIGNATURE                                        TITLE
---------------------------------------------  ----------------------------------------------

          /s/ THEODORE WILLIAMS                            Chairman of the Board
---------------------------------------------           and Chief Executive Officer
              Theodore Williams

         /s/ HERBERT S. DAVIDSON                         Vice Chairman of the Board
---------------------------------------------
             Herbert S. Davidson

          /s/ GORDON M. GRAHAM                              Director, President
---------------------------------------------           and Chief Operating Officer
              Gordon M. Graham

            /s/ JOHN J. COST                               Director and Secretary
---------------------------------------------
                John J. Cost

          /s/ ANTHONY L. CRAIG                                    Director
---------------------------------------------
              Anthony L. Craig

          /s/ MILTON ROSENBERG                                    Director
---------------------------------------------
              Milton Rosenberg

           /s/ CHARLES S. TROY                                    Director
---------------------------------------------
               Charles S. Troy

          /s/ TRACY A. EDWARDS                            Vice President and Chief
---------------------------------------------         Financial and Accounting Officer
              Tracy A. Edwards

                                 EXHIBIT INDEX

 EXHIBITS
----------
  2)  Agreement and Plan of Merger dated as of November 26, 1996 among Registrant, ME
      Acquisition, Inc. and Milgray Electronics, Inc.....................................  (*)
  3)  Articles of incorporation and by-laws..............................................  (*)
  4)  Instruments defining the rights of security holders, including indentures
        a)   Specimen of Registrant's Common Stock certificate...........................  (*)
        b)   Warrant Agreement dated September 15, 1993 including Form of Warrant
             Certificate issued to the named Insurance Companies included in the Note
             Purchase Agreement dated February 1, 1991, as amended.......................  (*)
 10)  Material contracts
        a)   The Employment and Deferred Compensation Agreements dated January 1, 1979 and the Amendment thereto dated August 6, 1979 concerning certain officers of Registrant...............................................................  (*)
        b)   The 1990 Stock Option and Incentive Plan included as Exhibit A to
             Registrant's definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held October 29, 1990....  (*)
        c)   The 1993 Employees' Stock Purchase Plan included as Exhibit A to
             Registrant's definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993....  (*)
        d)   The Amendment to Employment and Deferred Compensation Agreement dated
             September 14, 1994 included as to Exhibit (10) of the Registrant's Quarterly
             Report on Form 10-Q dated September 30, 1994................................  (*)
        e)   The Bell Industries, Inc. Directors' Retirement Plan for Non-employees included as Exhibit (99) of the Registrant's Quarterly Report on Form 10-Q
             dated September 30, 1994....................................................  (*)
        f)   The 1994 Stock Option Plan included as Exhibit A of the Registrant's definitive Proxy Statement (File No. 1-7899) filed in connection with the
             Annual Meeting of Shareholders held on November 1, 1994.....................  (*)
        g)   Employment and Deferred Compensation Agreement dated February 15, 1995 between the Registrant and Paul F. Doucette.................................  (*)
        h)   Form of Severance Compensation Agreement between the Registrant and its executive officers, other than Messrs. Williams and Doucette................  (*)
        i)   Form of Indemnity Agreement between the Registrant and its executive officers and directors......................................................  (*)
        j)   The Amendment to Employment and Deferred Compensation Agreement dated
             September 26, 1995..........................................................  (*)
        k)   Non-Employee Directors' Stock Option Plan, as revised.......................  (*)
        l)   Form of Stock Option Agreement between the Registrant and Non-employee
             Directors...................................................................  (*)
        m)   Asset Purchase Agreement By and Between Bell Industries, Inc. and IDD
             Aerospace Corp. dated October 2, 1995.......................................  (*)
        n)   The Amendment to Employment and Deferred Compensation Agreement between the
             Registrant and Theodore Williams dated November 21, 1996....................
        o)   Credit Agreement dated as of January 7, 1997 among Registrant, Bell Ontario
             Holding, Inc., the Lenders named therein, and Union Bank of California, as agent.......................................................................  (*)
        p)   Severance Agreement dated January 20, 1997 between the Registrant and Bruce
             M. Jaffe....................................................................
 21)  Subsidiaries of the Registrant.....................................................
 23)  Consent of Independent Accountants.................................................
 27)  Financial Data Schedule............................................................

---------------

(*) Incorporated by reference.