Form 10-Q
period 1997-03-31
BELL INDUSTRIES INC
filed 1997-05-12
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                          Quarter ended March 31, 1997

                         Commission file number 1-11471



                              BELL INDUSTRIES, INC.
                              ---------------------
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


                             YES X     NO
                                ---      ---

Indicate the number of shares outstanding of the Registrant's class of common stock, as of May 1, 1997: 7,615,189 shares.

                         Part I - FINANCIAL INFORMATION


Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Income
(In thousands, except per share data)

                                                             Three months ended
                                                           ---------------------
                                                                    March 31
                                                           ---------------------
                                                             1997         1996
                                                           --------     --------
Net sales                                                  $218,503     $143,050
                                                           --------     --------

Costs and expenses
    Cost of products sold                                   170,820      110,511
    Selling and administrative expenses                      39,374       26,039
    Integration charge                                        4,100
    Interest expense                                          2,681          959
                                                           --------     --------
                                                            216,975      137,509
                                                           --------     --------

Income before income taxes and
    extraordinary loss                                        1,528        5,541
Income tax provision                                            699        2,329
                                                           --------     --------

Income before extraordinary loss                                829        3,212
Loss on early retirement of debt, net of tax                    675
                                                           --------     --------

Net income                                                 $    154     $  3,212
                                                           ========     ========

Share and Per Share Data
Income before extraordinary loss                           $   0.11     $   0.43
Loss on early retirement of debt, net of tax                   0.09
                                                           --------     --------

Net income                                                 $   0.02     $   0.43
                                                           ========     ========

Weighted average common shares outstanding                    7,824        7,544
                                                           ========     ========




     See accompanying Notes to Consolidated Condensed Financial Statements.

                                       -2-
Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

                                                             March 31  December 31
                                                               1997       1996
                                                             --------   --------
ASSETS
Current assets:
    Cash and cash equivalents                                $  9,607   $ 12,097
    Accounts receivable,
         less allowance for doubtful accounts
             of $2,090 and $1,626                             123,036     83,155
    Inventories                                               154,777    104,049
    Prepaid expenses and other                                 11,816      5,820
                                                             --------   --------
         Total current assets                                 299,236    205,121
                                                             --------   --------

Properties, net                                                32,627     22,049
Goodwill                                                       72,025      8,795
Other assets                                                    7,971      5,345
                                                             --------   --------

                                                             $411,859   $241,310
                                                             ========   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $ 75,478   $ 43,839
    Accrued liabilities and payroll                            32,059     20,350
    Current portion of long-term liabilities                    7,971      8,076
                                                             --------   --------
         Total current liabilities                            115,508     72,265
                                                             --------   --------
Long-term liabilities:
    Long-term debt                                            151,850     24,571
    Deferred compensation and other                             5,080      6,013
                                                             --------   --------
         Total long-term liabilities                          156,930     30,584
                                                             --------   --------
Shareholders' equity:
    Preferred stock
         Authorized - 1,000,000 shares
         Outstanding - none
    Common stock
         Authorized - 35,000,000 shares
         Outstanding - 7,580,286 and 7,518,277 shares          76,473     75,666
    Reinvested earnings                                        62,948     62,795
                                                             --------   --------
         Total shareholders' equity                           139,421    138,461
Commitments and contingencies
                                                             --------   --------
                                                             $411,859   $241,310
                                                             ========   ========



     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(In thousands)

                                                             Three months ended
                                                                  March 31
                                                          ---------------------
                                                             1997        1996
                                                          ---------   ---------
Cash flows from operating activities:
    Net income                                            $     154   $   3,212
    Depreciation and amortization                             1,647       1,399
    Amortization of intangibles                                 920         160
    Provision for losses on accounts receivable                 579         521
    Integration charge                                        4,100
    Loss on early retirement of debt                            675
    Changes in assets and liabilities,
         net of acquisitions                                  1,804       3,970
                                                          ---------   ---------
             Net cash provided by operating activities        9,879       9,262
                                                          ---------   ---------

Cash flows from investing activities:
    Purchase of business                                   (100,404)       (386)
    Purchases of equipment and improvements                  (2,270)       (915)
                                                          ---------   ---------
             Net cash used in investing activities         (102,674)     (1,301)
                                                          ---------   ---------

Cash flows from financing activities:
    Payments on Senior Notes                                (24,700)     (5,143)
    Bank borrowings, net                                    114,200       2,681
    Employee stock plans and other                              805         488
                                                          ---------   ---------
             Net cash provided by (used in)
                 financing activities                        90,305      (1,974)
                                                          ---------   ---------

Net increase (decrease) in cash and cash equivalents         (2,490)      5,987
Cash and cash equivalents at beginning of period             12,097       4,819
                                                          ---------   ---------

Cash and cash equivalents at end of period                $   9,607   $  10,806
                                                          =========   =========

Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                   $  (2,311)  $  (2,603)
    Inventories                                               1,447       5,863
    Accounts payable                                          5,184       1,115
    Accrued liabilities and deferred compensation            (2,312)     (1,558)
    Other                                                      (204)      1,153
                                                          ---------   ---------
             Net change                                   $   1,804   $   3,970
                                                          =========   =========

Supplemental cash flow information:
    Interest paid                                         $   2,656   $   1,874
    Income taxes paid                                     $     539   $     921


     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Notes to Consolidated Financial Statements


Accounting Principles

The financial information included herein has been prepared in conformity with the accounting principles reflected in the financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

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

Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which revises the computation and disclosure of earnings per share (EPS). SFAS 128 becomes effective for the year ending December 15, 1997 but is not effective for interim periods. The adoption of this standard will not have a material effect on the Company's earnings per share.

Acquisition of Milgray Electronics
----------------------------------

In January 1997, Bell completed the acquisition of Milgray Electronics, Inc., ("Milgray") a publicly-traded distributor of electronic components. Under the terms of the acquisition, shareholders of Milgray received $14.77 per share for an aggregate purchase price of approximately $100 million.

The acquisition was accounted for under the purchase method of accounting and operating results of Milgray are included from the acquisition date in the financial statements of the Company for the first quarter of 1997. The fair value of non-cash assets acquired, including goodwill, was approximately $167 million and liabilities assumed totaled approximately $65 million. Goodwill of $64 million will be amortized over 25 years on a straight-line basis.

On a pro forma basis, assuming the Milgray acquisition had occurred on January 1, 1996, the combined revenues, net income and net income per share for the three months ended March 31, 1996 were $214.2 million, $3.7 million and $.49 per share.


Non-cash Investing and Financing Activities
-------------------------------------------

Non-cash investing and financing activities included the acquisition of a 265,000 square foot electronics distribution center in Ontario, California, which was financed through the assumption of Adjustable Tender Industrial Revenue Bonds due in 2015. The distribution center and related bonds were recorded at estimated fair market value of $6.2 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

In January 1997, Bell completed the acquisition of Milgray Electronics, Inc., a publicly traded distributor of electronic components. During the first quarter of 1997 the Company initiated plans to integrate the operations of Milgray into the Electronics Group of Bell. Accordingly, the results of operations of the Company for the first quarter of 1997 include the results of Milgray.

Results of operations by business segment for the three months ended March 31, 1997 and 1996 were as follows (in thousands):

                                            Three months ended
                                                 March 31           Pro forma (1)
                                         ------------------------   -------------
                                            1997          1996            1996
                                         ---------      ---------      ---------
Net sales
    Electronics                          $ 170,770      $ 113,748      $ 184,889
    Graphics and
         Electronic Imaging                 38,334         20,777         20,777
    Recreational Products                    9,399          8,525          8,525
                                         ---------      ---------      ---------

                                         $ 218,503      $ 143,050      $ 214,191
                                         =========      =========      =========

Operating income
    Electronics (2)                      $   5,437      $   7,560      $  10,801
    Graphics and
         Electronic Imaging                  1,232            928            928
    Recreational Products                      210            314            314
                                         ---------      ---------      ---------

                                             6,879          8,802      $  12,043
                                                                       =========

Corporate costs                             (2,670)        (2,302)
Interest expense                            (2,681)          (959)
Income tax provision                          (699)        (2,329)
                                         ---------      ---------

Income before
    extraordinary loss                         829          3,212
Loss on early retirement
    of debt, net of tax                       (675)
                                         ---------      ---------

Net income                               $     154      $   3,212      $   3,725
                                         =========      =========      =========


Notes

(1) Pro forma operating results are presented as if Bell and Milgray were combined at January 1, 1996 and include estimates for goodwill amortization and increased interest expense.

(2) Includes before-tax special charge of $4.1 million (after-tax $2.2 million or $.28 per share) for costs associated with the integration of Bell and Milgray.

For the three months ended March 31, 1997, the Company's net sales increased 53% to $218.5 million from $143.1 million in 1996 and increased 2% when compared to the prior year on a pro forma basis including Milgray. Operating income decreased 22% to $6.9 million as compared to the prior year quarter and decreased 43% when compared to the prior year on a pro forma basis.

In the first quarter of 1997, the Company finalized its plans for the integration of Milgray and recorded a special before-tax charge totaling $4.1 million for costs associated with the integration, including provisions for employee severance, lease commitments, and costs related to supplier terminations. In addition, the Company recorded an extraordinary loss of $675,000, net of tax, as a result of the early retirement of Bell's 9.70% Senior Notes, which were replaced under Bell's new credit facility.

After the special charge, Bell's income before extraordinary item was $829,000, or $.11 per share and net income was $154,000, or $.02 per share as compared to $3.2 million or $.43 per share for the same period in 1996. On a pro forma basis, Bell and Milgray combined net income was $3.7 million, or $.49 per share, in the prior year period.

Sales of the Electronics Group increased 50% to $170.8 million as compared to the first quarter of 1996. Sales decreased 8% when compared to the pro forma sales of Bell-Milgray combined for the corresponding quarter last year. Operating income, before the integration charge discussed above, increased 26% to $9.5 million. When compared to the pro forma combined amounts last year, operating income decreased 12%. Increased sales and operating income over historical amounts reflected the Milgray acquisition, partially offset by lower sales of electronic components. When compared to pro forma amounts, operating results also reflected reduced shipments of memory products. The trend of reduced shipments of electronic components, primarily memory and other semiconductor products, is expected to continue through the second quarter of 1997.

Graphics and Electronic Imaging Group sales increased 85% to $38.3 million and operating income increased 33% to $1.2 million. Increased sales and operating income were primarily attributed to the contribution from recently acquired operations and stronger market conditions in California.

Recreational Products Group sales increased 10% to $9.4 million while operating income decreased 33% to $.2 million. Operating results were effected by the group's recent expansion in Michigan and difficult weather conditions in the northern Midwest.

Cost of products sold as a percentage of sales increased to 78.2% from 77.3%, while selling and administrative expenses decreased to 18% of sales from 18.2%. The Company's income tax rate was approximately 46% for the first quarter of 1997 compared to 42% in 1996 due to the impact of non deductible goodwill for income tax purposes.

Since acquiring Milgray in January, Bell has devoted considerable effort into integrating the electronics distribution operations. The objective is to establish a unified selling organization by the time Bell's computer system is accessible to all Milgray operations, which is expected in the second half this year. The Company also plans to consolidate three distribution facilities at its new distribution center in Southern California, which is scheduled for occupancy in late 1997.

Selected financial position data is set forth in the following table (dollars in thousands, except per share amounts):

                                                      March 31        December 31
                                                        1997             1996
                                                      --------         --------
Cash and cash equivalents                             $  9,607         $ 12,097
Working capital                                       $183,728         $132,856
Current ratio                                            2.6:1            2.8:1
Long-term liabilities
    to total capitalization                                 53%              18%
Shareholders' equity per share                        $  18.39         $  18.42
Days' sales in receivables                                  53               48
Days' sales in inventories                                  82               76


Net cash provided by operating activities was $9.9 million in the first quarter of 1997, a slight increase over $9.3 million for the comparable period in 1996. Concurrent with the acquisition of Milgray, the Company entered into a five-year $250 million secured revolving credit facility with a syndicate of banks to finance the Milgray purchase, retire all existing debt of both companies and provide for ongoing working capital requirements. The new facility, which replaced the Company's $50 million line of credit, includes a $50 million term loan, payable quarterly over five years, and a revolving credit line. In connection with the placement of the credit facility in early 1997, the Company redeemed its outstanding 9.70% Senior Notes for $24.7 million, including related make-whole premiums. In addition to the Milgray acquisition, cash flows were used to fund equipment and improvement purchases, including continued investment in information systems.

Non-cash investing and financing activities included the acquisition of a 265,000 square foot electronics distribution center in Ontario, California, which was financed through the assumption of Adjustable Tender Industrial Revenue Bonds due in 2015. The distribution center and related bonds were recorded at estimated fair market value of $6.2 million.

The Company believes that sufficient cash resources exist to support short-term requirements, including debt and lease payments, and longer term objectives, either through available cash, bank borrowings, or cash generated from operations.

PART II - OTHER INFORMATION

Items 1 through 5.

                 Not applicable

Item 6.          Exhibits and Reports on Form 8-K.

                 (a) Exhibits:

                     27.      Financial Data Schedule.

                 (b) Reports on Form 8-K:

                     Form 8-K dated January 22 1997, filed in connection with the acquisition of Milgray Electronics, Inc.

                     Form 8-K/A dated March 24, 1997, filed in connection with the acquisition of Milgray Electronics, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BELL INDUSTRIES, INC.

                                               By:

DATE:            May 12, 1997                  /s/ THEODORE WILLIAMS
                                               -------------------------------
                                               Theodore Williams,
                                               Chairman and
                                               Chief Executive Officer



DATE:            May 12, 1997                  /s/ GORDON M. GRAHAM
                                               -------------------------------
                                               Gordon M. Graham,
                                               President and
                                               Chief Operating Officer



DATE:            May 12, 1997                  /s/ TRACY A. EDWARDS
                                               -------------------------------
                                               Tracy A. Edwards,
                                               Vice President and
                                               Chief Financial Officer