Form 10-Q
period 1997-06-30
BELL INDUSTRIES INC
filed 1997-08-05
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                           Quarter ended June 30, 1997

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


                             YES   X          NO
                                 ----             ----

Indicate the number of shares outstanding of the Registrant's class of common stock, as of July 28, 1997: 9,166,596 shares.

                         Part I - FINANCIAL INFORMATION


Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Income
(In thousands, except per share data)

                                         Three months ended      Six months ended
                                              June 30                June 30
                                        --------------------   -------------------
                                          1997        1996      1997        1996
                                          ----        ----      ----        ----
Net sales                               $233,779    $156,709   $452,282   $299,759
                                        --------    --------   --------   --------

Costs and expenses
     Cost of products sold               184,787     121,665    355,607    232,176
     Selling and
         administrative expenses          39,533      26,252     78,907     52,291
     Integration charge                                           4,100
     Interest expense                      2,908         885      5,589      1,844
                                        --------    --------   --------   --------
                                         227,228     148,802    444,203    286,311
                                        --------    --------   --------   --------

Income before income taxes
     and extraordinary loss                6,551       7,907      8,079     13,448
Income tax provision                       3,082       3,319      3,781      5,648
                                        --------    --------   --------   --------

Income before
     extraordinary loss                    3,469       4,588      4,298      7,800
Loss on early retirement
     of debt, net of tax                                            675
                                        --------    --------   --------   --------
Net income                              $  3,469    $  4,588    $ 3,623   $  7,800
                                        ========    ========    =======   ========

Share and Per Share Data
Income before
     extraordinary loss                 $   0.37    $   0.50    $  0.46   $   0.86
Loss on early retirement
     of debt, net of tax                                           0.07
                                        --------    --------   --------   --------

Net income                              $   0.37    $   0.50    $  0.39   $   0.86
                                        ========    ========    =======   ========

Weighted average common
     shares outstanding                    9,321       9,138      9,355      9,096
                                        ========    ========    =======   ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Condensed Consolidated Balance Sheet
(Dollars in thousands)

                                                          June 30     December 31
                                                            1997         1996
                                                         ---------    -----------
ASSETS
Current assets:
     Cash and cash equivalents                           $  7,580       $ 12,097
     Accounts receivable,
         less allowance for doubtful
              accounts of $2,132 and $1,626               132,523         83,155
     Inventories                                          161,213        104,049
     Prepaid expenses and other                            12,431          5,820
                                                         --------       --------
         Total current assets                             313,747        205,121
                                                         --------       --------

Properties, net                                            34,984         22,049
Goodwill                                                   71,107          8,795
Other assets                                                7,422          5,345
                                                         --------       --------

                                                         $427,260       $241,310
                                                         ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $ 83,884       $ 43,839
     Accrued liabilities and payroll                       30,070         20,350
     Current portion of long-term liabilities               7,500          8,076
                                                         --------       --------
         Total current liabilities                        121,454         72,265
                                                         --------       --------
Long-term liabilities:
     Long-term debt                                       157,015         24,571
     Deferred compensation and other                        5,425          6,013
                                                         --------       --------
         Total long-term liabilities                      162,440         30,584
                                                         --------       --------
Shareholders' equity:
     Preferred stock
         Authorized - 1,000,000 shares
         Outstanding - none
     Common stock
         Authorized - 35,000,000 shares
         Outstanding - 9,139,672 and 7,518,277 shares      98,216         75,666
     Reinvested earnings                                   45,150         62,795
                                                         --------       --------
         Total shareholders' equity                       143,366        138,461
Commitments and contingencies                            --------       --------
                                                         $427,260       $241,310
                                                         ========       ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(In thousands)

                                                             Six months ended
                                                                  June 30
                                                           ---------------------
                                                              1997        1996
                                                              ----        ----
Cash flows from operating activities:
     Net income                                            $   3,623     $ 7,800
     Depreciation and amortization                             3,299       2,727
     Amortization of intangibles                               1,861         318
     Provision for losses on accounts receivable               1,137         706
     Integration charge                                        4,100
     Loss on early retirement of debt                            675
     Changes in assets and liabilities,
         net of acquisitions                                  (8,003)       (727)
                                                           ---------     -------
              Net cash provided by operating activities        6,692      10,824
                                                           ---------     -------

Cash flows from investing activities:
     Purchase of business                                   (100,404)     (1,090)
     Purchases of equipment and improvements                  (6,279)     (5,669)
                                                           ---------     -------
              Net cash used in investing activities         (106,683)     (6,759)
                                                           ---------     -------

Cash flows from financing activities:
     Payments on Senior Notes                                (24,700)     (6,076)
     Bank borrowings, net                                    118,892        (387)
     Employee stock plans and other                            1,282         972
                                                           ---------     -------
              Net cash provided by (used in)
                  financing activities                        95,474      (5,491)
                                                           ---------     -------

Net decrease in cash and cash equivalents                     (4,517)     (1,426)
Cash and cash equivalents at beginning of period              12,097       4,819
                                                           ---------     -------

Cash and cash equivalents at end of period                 $   7,580     $ 3,393
                                                           =========     =======

Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                   $ (12,356)    $(6,496)
     Inventories                                              (4,989)     (1,050)
     Accounts payable                                         13,590      10,486
     Accrued liabilities                                      (3,955)     (2,326)
     Other                                                      (293)     (1,341)
                                                           ---------     -------
              Net change                                   $  (8,003)    $  (727)
                                                           =========     =======

Supplemental cash flow information:
     Interest paid                                         $   5,155     $ 2,085
     Income taxes paid                                     $   2,992     $ 6,305


     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Notes to Condensed Consolidated Financial Statements


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

Stock Dividend

In May 1997, the Board of Directors declared a 20% stock dividend payable to shareholders of record on May 30, 1997. Share and per share amounts were adjusted to give effect to the stock dividend.

Acquisition of Milgray Electronics

In January 1997, Bell completed the acquisition of Milgray Electronics, Inc. ("Milgray") a publicly-traded distributor of electronic components. Under the terms of the acquisition, shareholders of Milgray received $14.77 per share for an aggregate purchase price of approximately $100 million.

The acquisition was accounted for under the purchase method of accounting and operating results of Milgray are included from the acquisition date in the financial statements of the Company for the first six months of 1997. The fair value of non-cash assets acquired, including goodwill, was approximately $167 million and liabilities assumed totaled approximately $65 million. Goodwill of $64 million will be amortized over 25 years on a straight-line basis.

Assuming the Milgray acquisition had occurred on January 1, 1996, the combined pro forma results of operations were as follows (in thousands, except per share amounts):

                                   Three months ended      Six months ended
                                      June 30, 1996          June 30, 1996
                                   ------------------      ----------------
         Net sales                     $230,499                $444,690
         Net income                    $  5,502                $  9,227
         Net income per share          $    .60                $   1.01


Non-cash Investing and Financing Activities

During the six months ended June 30, 1997, non-cash investing and financing activities included the acquisition of a 265,000 square foot electronics distribution center in Ontario, California, which was financed through the assumption of Adjustable Tender Industrial revenue Bonds due in 2015. The distribution center and related bonds were recorded at estimated fair market value of $6.2 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

In January 1997, Bell completed the acquisition of Milgray Electronics, Inc., a publicly traded distributor of electronic components. The results of operations of the Company for the first six months of 1997 include the results of Milgray.

Results of operations by business segment for the three months and six months ended June 30, 1997 and 1996 were as follows (in thousands):

                                Three months ended
                                      June 30            Pro forma (1)
                               --------------------      -------------
                                 1997        1996            1996
                                 ----        ----            ----
Net sales
     Electronics               $180,009    $121,199        $194,989
     Graphics Imaging            40,160      23,428          23,428
     Recreational Products       13,610      12,082          12,082
                               --------    --------        --------

                               $233,779    $156,709        $230,499
                               ========    ========        ========

Operating income
     Electronics               $ 10,161    $  9,302        $ 13,282
     Graphics Imaging             1,012         535             535
     Recreational Products        1,211       1,189           1,189
                               --------    --------        --------

                                 12,384      11,026        $ 15,006
                                                           ========

Corporate costs                  (2,925)     (2,234)
Interest expense                 (2,908)       (885)
Income tax provision             (3,082)     (3,319)
                               --------    --------

Net income                     $  3,469    $  4,588        $  5,502
                               ========    ========        ========

                                 Six months ended
                                      June 30              Pro forma (1)
                               -----------------------     -------------
                                 1997           1996            1996
                                 ----           ----            ----
Net sales
     Electronics               $350,779       $234,947       $379,878
     Graphics Imaging            78,494         44,205         44,205
     Recreational Products       23,009         20,607         20,607
                               --------       --------       --------

                               $452,282       $299,759       $444,690
                               ========       ========       ========

Operating income
     Electronics (2)           $ 15,598       $ 16,862       $ 24,083
     Graphics Imaging             2,244          1,463          1,463
     Recreational Products        1,421          1,503          1,503
                               --------       --------       --------

                                 19,263         19,828       $ 27,049
                                                             ========

Corporate costs                  (5,595)        (4,536)
Interest expense                 (5,589)        (1,844)
Income tax provision             (3,781)        (5,648)
                               --------       --------

Income before
     extraordinary loss           4,298          7,800
Loss on early retirement
     of debt, net of tax           (675)
                               --------       --------

Net income                     $  3,623       $  7,800       $  9,227
                               ========       ========       ========


Notes
(1) Pro forma operating results are presented as if Bell and Milgray were combined at January 1, 1996 and include estimates for goodwill amortization and increased interest expense.
(2) Includes before-tax special charge of $4.1 million (after-tax $2.2 million or $.24 per share) for costs associated with the integration of Bell and Milgray.

For the six months ended June 30, 1997, the Company's net sales increased 51% to $452.3 million from $299.8 million in 1996 and increased 2% when compared to the prior year on a pro forma basis including Milgray. Operating income decreased 3% to $19.3 million as compared to the prior year period and decreased 29% when compared to the prior year on a pro forma basis.

For the three months ended June 30, 1997, the Company's net sales increased 49% to $233.8 million from $156.7 million in 1996 and increased 1% when compared to the prior year on a pro forma basis including Milgray. Operating income increased 12% to $12.4 million as compared to the prior year quarter and decreased 17% when compared to the prior year on a pro forma basis.

For the six months ended June 30, 1997, pretax income, before special and extraordinary charges, was $12.2 million as compared to $16.5 million on a pro forma basis in the prior year. During the first quarter of 1997 the Company recorded a special before-tax charge of $4.1 million for Milgray integration costs, and an extraordinary charge of $675,000 ($.07 per share), net of taxes, relating to early retirement of debt. After the special charge, Bell's income before extraordinary item was $4.3 million, or $.46 per share, and net income was $3.6 million, or $.39 per share, as compared to $7.8 million, or $.86 per share, for the same period in 1996. On a pro forma basis, Bell and Milgray combined net income was $9.2 million, or $1.01 per share, in the prior year period.

Net income for the three months ended June 30, 1997 was $3.5 million, or $.37 per share, as compared to $4.6 million, or $.50 per share, in the prior year quarter. On a pro forma basis, Bell-Milgray combined net income was $5.5 million, or $.60 per share in the prior year quarter.

For the six months, Electronics Group sales increased 49% to $350.8 million as compared to the same period in 1996. Sales decreased 8% when compared to the pro forma sales of Bell-Milgray combined for the corresponding six month period last year. Operating income for the six months, before the integration charge, increased 17% to $19.7 million. When compared to the pro forma combined amounts for the same six month period last year, operating income decreased 18%. For the second quarter, Electronics Group sales increased 49% to $180.0 million as compared to the same quarter in 1996. Sales decreased 8% when compared to the pro forma sales of Bell-Milgray combined for the corresponding quarter last year. Operating income for the second quarter increased 9% to $10.2 million. When compared to the pro forma combined amounts in the second quarter last year, operating income decreased 23%. Increased sales and operating income over historical amounts reflected the Milgray acquisition, partially offset by lower sales of electronic components. When compared to pro forma amounts, sales and operating income continued to be affected by industry-wide softness in sales of electronic components, including memory based products, and transition costs associated with the combination of the Bell-Milgray operations. Lower sales of electronic components were partially offset by stronger performance in the Company's microcomputer business.

For the six months, Graphics Imaging Group sales increased 78% to $78.5 million and operating income increased 53% to $2.2 million. For the three months, sales increased 71% to $40.2 million and operating income increased 89% to $1.0 million. Enhanced operating results were primarily attributed to the contribution from recently acquired operations and stronger market conditions in California.

Recreational Products Group sales for the six months ended June 30, 1997 increased 12% to $23.0 million while operating income decreased 5% to $1.4 million. For the three months, sales and operating income increased 13% to $13.6 million and 2% to $1.2 million. Operating results continued to reflect the group's expansion in Michigan and difficult weather conditions in the northern Midwest.

Cost of products sold as a percentage of sales for the six months ended June 30, 1997 increased to 78.6% from 77.5%, while selling and administrative expenses as a percent of sales were approximately 17.5% for both periods. The Company's income tax rate for the first six months of 1997 increased to 47% compared to 42% in 1996 primarily as a result of increased non deductible goodwill for income tax purposes.

Since acquiring Milgray in January 1997, the Company has devoted considerable effort into integrating the electronics distribution operations to establish a unified selling organization. In July 1997, the Company successfully completed the installation of the Bell computer business system for the former Milgray operations. The Company also plans to consolidate three distribution facilities at its new distribution center in Southern California, which is scheduled for occupancy in late 1997.

Selected financial position data is set forth in the following table (dollars in thousands, except per share amounts):

                                             June 30         December 31
                                              1997              1996
                                            --------         ----------
Cash and cash equivalents                   $  7,580          $ 12,097
Working capital                             $192,293          $132,856
Current ratio                                  2.6:1             2.8:1
Long-term liabilities
     to total capitalization                      53%               18%
Shareholders' equity per share              $  15.69          $  15.35
Days' sales in receivables                        53                48
Days' sales in inventories                        79                76


Net cash provided by operating activities was $6.7 million for the six months ended June 30, 1997, compared to $10.8 million for the comparable period in 1996. Operating cash flows in 1997 were impacted by reduced earnings and increased investment in working capital to support higher revenues. Financing and investing cash flows included bank borrowings used to fund the acquisition of Milgray and the retirement of Bell's outstanding 9.70% Senior Notes. In addition, investing cash flows included equipment and improvement additions and continued investment in information systems.

In the first six months of 1997, non-cash investing and financing activities included the acquisition of a 265,000 square foot electronics distribution center in Ontario, California, which was financed through the assumption of Adjustable Tender Industrial Revenue Bonds due in 2015. The distribution center and related bonds were recorded at estimated fair market value of $6.2 million.

The Company believes that sufficient cash resources exist to support short-term requirements, including debt and lease payments, and longer term objectives, either through available cash, bank borrowings, or cash generated from operations.

PART II - OTHER INFORMATION

Items 1 through 3.

                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Annual Meeting of Shareholders of Bell Industries was held on May 13, 1997 to act on the following matters.

1.                Election of Directors.

                  The six incumbent directors - John J. Cost, Anthony L. Craig, Gordon Graham, Charles S. Troy, Milton Rosenberg and Theodore Williams - were re-elected and Herbert S. Davidson was elected for his first term. Directors elected will serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified. The vote was as follows:

                                                            Votes      Withhold
                  Directors                 Votes for      against     authority
                  ---------                 ---------      -------     ---------
                  John J. Cost              6,324,122        -0-       479,554
                  Anthony L. Craig          6,319,897        -0-       483,779
                  Herbert S. Davidson       6,351,092        -0-       452,584
                  Gordon Graham             6,351,908        -0-       451,768
                  Charles S. Troy           6,319,897        -0-       483,779
                  Milton Rosenberg          6,353,323        -0-       450,353
                  Theodore Williams         6,353,290        -0-       450,386

2.                Proposal to Amend the 1994 Stock Option Plan.

                  The proposal to increase the number of shares from 500,000 to 1,000,000 was approved. The vote was as follows:

                                                            Votes      Withhold
                                            Votes for      against     authority
                                            ---------      -------     ---------
                                            4,146,781      968,387      56,422

Item 5.           Other Information.

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits:

                         27.     Financial Data Schedule.

                         99.     Amendment to the 1994 Stock Option Plan.

                  (b) Reports on Form 8-K:

                         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BELL INDUSTRIES, INC.

                                   By:

DATE:    August 5, 1997            /s/ THEODORE WILLIAMS
         --------------            -----------------------------------
                                   Theodore Williams,
                                   Chairman and
                                   Chief Executive Officer



DATE:    August 5, 1997            /s/ GORDON GRAHAM
         --------------            -----------------------------------
                                   Gordon Graham,
                                   President and
                                   Chief Operating Officer



DATE:    August 5, 1997            /s/ TRACY A. EDWARDS
         --------------            -----------------------------------
                                   Tracy A. Edwards,
                                   Vice President and
                                   Chief Financial Officer