Form 10-Q
period 1997-09-30
BELL INDUSTRIES INC /NEW/
filed 1997-11-12
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        Quarter ended September 30, 1997

                         Commission file number 1-11471



                              BELL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)


            California                                            95-2039211
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


2201 E. El Segundo Blvd, El Segundo, California                  90245-4608
-----------------------------------------------                  ----------
   (Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (310) 563-2355


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES [X]   NO [ ]


Indicate the number of shares outstanding of the Registrant's class of common stock, as of November 5, 1997: 9,281,177 shares.

                         Part I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

Bell Industries, Inc.
Consolidated Statement of Income
(In thousands, except per share data)

                                              Three months ended                      Nine months ended
                                                 September 30                           September 30
                                           --------------------------             --------------------------
                                             1997              1996                 1997              1996
                                             ----              ----                 ----              ----
Net sales                                  $225,448          $164,306             $677,730          $464,065
                                           --------          --------             --------          --------

Costs and expenses
    Cost of products sold                   178,234           128,594              533,841           360,770
    Selling and
        administrative expenses              36,874            27,208              115,781            79,499
    Integration charge                                                               4,100
    Interest expense                          3,221               952                8,810             2,796
                                           --------          --------             --------          --------
                                            218,329           156,754              662,532           443,065
                                           --------          --------             --------          --------

Income before income taxes
    and extraordinary loss                    7,119             7,552               15,198            21,000
Income tax provision                          3,311             3,172                7,092             8,820
                                           --------          --------             --------          --------

Income before
    extraordinary loss                        3,808             4,380                8,106            12,180
Loss on early retirement
    of debt, net of tax                                                                675
                                           --------          --------             --------          --------
Net income                                 $  3,808          $  4,380             $  7,431          $ 12,180
                                           ========          ========             ========          ========

Share and Per Share Data
Income before
    extraordinary loss                     $   0.40          $   0.48             $   0.86          $   1.34
Loss on early retirement
    of debt, net of tax                                                               0.07
                                           --------          --------             --------          --------

Net income                                 $   0.40          $   0.48             $   0.79          $   1.34
                                           ========          ========             ========          ========

Weighted average common
    shares outstanding                        9,494             9,051                9,401             9,081
                                           ========          ========             ========          ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Condensed Consolidated Balance Sheet
(Dollars in thousands)

                                                          September 30          December 31
                                                              1997                 1996
                                                            ---------            ---------
ASSETS
Current assets:
    Cash and cash equivalents                                $  6,259             $ 12,097
    Accounts receivable,
        less allowance for doubtful
           accounts of $2,292 and $1,626                      132,731               83,155
    Inventories                                               168,942              104,049
    Prepaid expenses and other                                 11,625                5,820
                                                            ---------            ---------
        Total current assets                                  319,557              205,121
                                                            ---------            ---------

Properties, net                                                40,224               22,049
Goodwill                                                       70,329                8,795
Other assets                                                    7,190                5,345
                                                            ---------            ---------
                                                             $437,300             $241,310
                                                            =========            =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                         $ 74,827             $ 43,839
    Accrued liabilities and payroll                            34,697               20,350
    Current portion of long-term liabilities                    7,500                8,076
                                                            ---------            ---------
        Total current liabilities                             117,024               72,265
                                                            ---------            ---------
Long-term liabilities:
    Long-term debt                                            166,218               24,571
    Deferred compensation and other                             5,727                6,013
                                                            ---------            ---------
        Total long-term liabilities                           171,945               30,584
                                                            ---------            ---------
Shareholders' equity:
    Preferred stock
        Authorized - 1,000,000 shares
        Outstanding - none
    Common stock
        Authorized - 35,000,000 shares
        Outstanding - 9,258,863 and 7,518,277 shares           99,372               75,666
    Reinvested earnings                                        48,959               62,795
                                                            ---------            ---------
        Total shareholders' equity                            148,331              138,461
        Commitments and contingencies
                                                            ---------            ---------
                                                             $437,300             $241,310
                                                            =========            =========



     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(In thousands)

                                                                          Nine months ended
                                                                            September 30
                                                                     -------------------------
                                                                        1997             1996
                                                                     ---------        --------
Cash flows from operating activities:
    Net income                                                       $   7,431        $ 12,180
    Depreciation and amortization                                        4,750           4,098
    Amortization of intangibles                                          2,795             497
    Provision for losses on accounts receivable                          1,541             976
    Integration charge                                                   4,100
    Loss on early retirement of debt                                       675
    Changes in assets and liabilities,
        net of acquisitions                                            (22,302)         (3,543)
                                                                     ---------        --------
           Net cash (used in) provided by
                operating activities                                    (1,010)         14,208
                                                                     ---------        --------

Cash flows from investing activities:
    Purchase of business                                              (100,404)        (10,737)
    Purchases of equipment and improvements                            (12,970)         (6,294)
                                                                     ---------        --------
           Net cash used in investing activities                      (113,374)        (17,031)
                                                                     ---------        --------

Cash flows from financing activities:
    Payments on Senior Notes                                           (24,700)         (6,463)
    Bank borrowings, net                                               130,807           7,244
    Employee stock plans and other                                       2,439           1,416
                                                                     ---------        --------
           Net cash provided by financing activities                   108,546           2,197
                                                                     ---------        --------

Net decrease in cash and cash equivalents                               (5,838)           (626)
Cash and cash equivalents at beginning of period                        12,097           4,819
                                                                     ---------        --------

Cash and cash equivalents at end of period                           $   6,259        $  4,193
                                                                     =========        ========

Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                              $ (12,969)       $ (2,182)
    Inventories                                                        (12,718)          7,983
    Accounts payable                                                     4,533          (5,621)
    Accrued liabilities                                                 (1,737)         (1,078)
    Other                                                                  589          (2,645)
                                                                     ---------        --------
           Net change                                                $ (22,302)       $ (3,543)
                                                                     =========        ========

Supplemental cash flow information:
    Interest paid                                                    $   8,524        $  3,654
    Income taxes paid                                                $   3,673        $  9,873


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

The acquisition was accounted for under the purchase method of accounting and operating results of Milgray are included from the acquisition date in the financial statements of the Company for the first nine months of 1997. The fair value of non-cash assets acquired, including goodwill, was approximately $167 million and liabilities assumed totaled approximately $65 million. Goodwill of $64 million will be amortized over 25 years on a straight-line basis.

Assuming the Milgray acquisition had occurred on January 1, 1996, the combined pro forma results of operations were as follows (in thousands, except per share amounts):

                                           Three months ended            Nine months ended
                                           September 30, 1996           September 30, 1996
                                           ------------------           ------------------
        Net sales                              $226,714                       $671,404
        Net income                             $  4,688                       $ 13,915
        Net income per share                   $    .52                       $   1.53


Non-cash Investing and Financing Activities

During the nine months ended September 30, 1997, non-cash investing and financing activities included the acquisition of a 265,000 square foot electronics distribution center in Ontario, California, which was financed through the assumption of Adjustable Tender Industrial Revenue Bonds due in 2015. The distribution center and related bonds were recorded at estimated fair market value of $6.2 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

In January 1997, Bell completed the acquisition of Milgray Electronics, Inc., a publicly traded distributor of electronic components. The results of operations of the Company for the first nine months of 1997 include the results of Milgray.

Results of operations by business segment for the three months and nine months ended September, 1997 and 1996 were as follows (in thousands):

                                               Three months ended
                                                  September 30                        Pro forma (1)
                                         -----------------------------                -------------
                                           1997                  1996                     1996
                                           ----                  ----                     ----
Net sales
    Electronics                          $172,355             $116,113                  $178,521
    Graphics Imaging                       39,714               35,087                    35,087
    Recreational Products                  13,379               13,106                    13,106
                                         --------             --------                  --------

                                         $225,448             $164,306                  $226,714
                                         ========             ========                  ========

Operating income
    Electronics                          $ 11,259             $  8,694                  $ 11,610
    Graphics Imaging                        1,035                1,017                     1,017
    Recreational Products                   1,031                  924                       924
                                         --------             --------                  --------

                                           13,325               10,635                  $ 13,551
                                                                                        ========

Corporate costs                            (2,985)              (2,131)
Interest expense                           (3,221)                (952)
Income tax provision                       (3,311)              (3,172)
                                         --------             --------

Net income                               $  3,808             $  4,380                  $  4,688
                                         ========             ========                  ========

                                                    -7-

                                                Nine months ended
                                                   September 30                          Pro forma (1)
                                         -------------------------------                 -------------
                                            1997                  1996                       1996
                                         ----------             --------                   --------
Net sales
    Electronics                            $523,134             $351,060                   $558,399
    Graphics Imaging                        118,208               79,292                     79,292
    Recreational Products                    36,388               33,713                     33,713
                                         ----------             --------                   --------

                                         $  677,730             $464,065                   $671,404
                                         ==========             ========                   ========

Operating income
    Electronics (2)                      $   26,857             $ 25,556                   $ 35,693
    Graphics Imaging                          3,279                2,480                      2,480
    Recreational Products                     2,452                2,427                      2,427
                                         ----------             --------                   --------

                                             32,588               30,463                   $ 40,600
                                                                                           ========

Corporate costs                              (8,580)              (6,667)
Interest expense                             (8,810)              (2,796)
Income tax provision                         (7,092)              (8,820)
                                         ----------             --------

Income before
    extraordinary loss                        8,106               12,180
Loss on early retirement
    of debt, net of tax                         675

                                         ----------             --------
Net income                               $    7,431             $ 12,180                   $ 13,915
                                         ==========             ========                   ========


Notes
(1) Pro forma operating results are presented as if Bell and Milgray were combined at January 1, 1996 and include estimates for goodwill amortization and increased interest expense.

(2) Includes before-tax special charge of $4.1 million (after-tax $2.2 million or $.24 per share) for costs associated with the integration of Bell and Milgray.


For the nine months ended September 30, 1997, the Company's net sales increased 46% to $677.7 million from $464.1 million in 1996 and increased 1% when compared to the prior year on a pro forma basis including Milgray. Operating income increased 7% to $32.6 million as compared to the prior year period and decreased 20% when compared to the prior year on a pro forma basis.

For the three months ended September 30, 1997, the Company's net sales increased 37% to $225.4 million from $164.3 million in 1996 and decreased 1% when compared to the prior year on a pro forma basis including Milgray. Operating income increased 25% to $13.3 million as compared to the prior year quarter and decreased 2% when compared to the prior year on a pro forma basis.

For the nine months ended September 30, 1997, pretax income, before special and extraordinary charges, was $19.3 million as compared to $24.9 million on a pro forma basis in the prior year. During the first quarter of 1997 the Company recorded a special before-tax charge of $4.1 million for Milgray integration costs, and an extraordinary charge of $675,000 ($.07 per share), net of taxes, relating to early retirement of debt. After the special charge, Bell's income before extraordinary item was $8.1 million, or $.86 per share, and net income was $7.4 million, or $.79 per share, as compared to $12.2 million, or $1.34 per share, for the same period in 1996. On a pro forma basis, Bell and Milgray combined net income was $13.9 million, or $1.53 per share, in the prior year period.

Net income for the three months ended September 30, 1997 was $3.8 million, or $.40 per share, as compared to $4.4 million, or $.48 per share, in the prior year quarter. On a pro forma basis, Bell-Milgray combined net income was $4.7 million, or $.52 per share in the prior year quarter.

For the nine months, Electronics Group sales increased 49% to $523.1 million as compared to the same period in 1996. Sales decreased 6% when compared to the pro forma sales of Bell-Milgray combined for the corresponding nine month period last year. Operating income for the nine months, before the integration charge, increased 21% to $31.0 million. When compared to the pro forma combined amounts for the same nine month period last year, operating income decreased 13%. For the third quarter, Electronics Group sales increased 48% to $172.4 million as compared to the same quarter in 1996. Sales decreased 3% when compared to the pro forma sales of Bell-Milgray combined for the corresponding quarter last year. Operating income for the third quarter increased 30% to $11.3 million. When compared to the pro forma combined amounts in the third quarter last year, operating income decreased 3%. Increased sales and operating income over historical amounts reflected the Milgray acquisition, partially offset by lower sales of electronic components. When compared to pro forma amounts, sales and operating income continued to be affected by industry-wide softness in sales in certain segments of electronic components, including memory based products, and transition costs associated with the combination of the Bell-Milgray operations. Lower sales of electronic components were partially offset by stronger performance in the Company's microcomputer business.

For the nine months, Graphics Imaging Group sales increased 49% to $118.2 million and operating income increased 32% to $3.3 million. For the three months, sales increased 13% to $39.7 million and operating income was $1.0 million for both three month periods. Operating results were positively impacted by the contribution from recently acquired operations, partially offset by transition costs associated with these acquisitions.

Recreational Products Group sales for the nine months ended September 30, 1997 increased 8% to $36.4 million and operating income increased 1% to $2.5 million. For the three months, sales and operating income increased 2% to $13.4 million and 12% to $1.0 million. Growth in sales and operating income continued to reflect the group's expansion in Michigan.

Cost of products sold as a percentage of sales for the nine months ended September 30, 1997 increased to 78.8% from 77.7%, while selling and administrative expenses as a percent of sales were approximately 17.1% for both periods. The Company's income tax rate for the first nine months of 1997 increased to 47% compared to 42% in 1996 primarily as a result of increased non-deductible goodwill for income tax purposes.

Since acquiring Milgray in January 1997, the Company has devoted considerable effort into integrating the electronics distribution operations to establish a unified selling organization. In July 1997, the Company successfully completed the installation of the Bell computer business system for the former Milgray operations. The Company also plans to consolidate three distribution facilities at its new distribution center in Southern California, which is scheduled for occupancy during the first quarter of 1998.

Selected financial position data is set forth in the following table (dollars in thousands, except per share amounts):

                                                                    September 30        December 31
                                                                        1997                1996
                                                                    ------------        -----------
Cash and cash equivalents                                             $  6,259           $ 12,097
Working capital                                                       $202,533           $132,856
Current ratio                                                            2.7:1              2.8:1
Long-term liabilities
    to total capitalization                                                 54%                18%
Shareholders' equity per share                                        $  16.02           $  15.35
Days' sales in receivables                                                  55                 48
Days' sales in inventories                                                  86                 76


Net cash used in operating activities was $1.0 million for the nine months ended September 30, 1997, compared to net cash provided by operating activities of $14.2 million for the comparable period in 1996. Operating cash flows in 1997 were impacted by reduced earnings and increased investment in working capital to support revenue growth. Financing cash flows included bank borrowings used to fund the acquisition of Milgray and the retirement of Bell's outstanding 9.70% Senior Notes. Investing cash flows included the acquisition of Milgray, property additions, and investment in information systems.

In the first nine months of 1997, non-cash investing and financing activities included the acquisition of a 265,000 square foot electronics distribution center in Ontario, California, which was financed through the assumption of Adjustable Tender Industrial Revenue Bonds due in 2015. The distribution center and related bonds were recorded at estimated fair market value of $6.2 million.

The Company believes that sufficient cash resources exist to support short-term requirements, including debt and lease payments, and longer term objectives, either through available cash, bank borrowings, or cash generated from operations.

PART II - OTHER INFORMATION

Items 1 through 4.

               Not applicable


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

                              BELL INDUSTRIES, INC.

                              By:

DATE: November 11, 1997       /s/ THEODORE WILLIAMS
                              -------------------------------------
                              Theodore Williams,
                              Chairman and
                              Chief Executive Officer



DATE: November 11, 1997       /s/ GORDON GRAHAM
                              -------------------------------------
                              Gordon Graham,
                              President and
                              Chief Operating Officer



DATE: November 11, 1997       /s/ TRACY A. EDWARDS
                              -------------------------------------
                              Tracy A. Edwards,
                              Vice President and
                              Chief Financial Officer