Form 10-K
period 1997-12-31
BELL INDUSTRIES INC /NEW/
filed 1998-03-10
CIK 945489

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 1-11471

                              BELL INDUSTRIES LOGO
                            ------------------------

                 CALIFORNIA                                     95-2039211
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

         2201 EAST EL SEGUNDO BLVD.                             90245-4608
           EL SEGUNDO, CALIFORNIA                               (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 563-2355
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
                COMMON STOCK                              NEW YORK STOCK EXCHANGE
                                                          PACIFIC STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]  NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein.
                               NOT APPLICABLE [X]

     As of March 1, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $122,767,000.

     As of March 1, 1998, the number of shares outstanding of the Registrant's class of common stock was: 9,332,169 .

                       DOCUMENT INCORPORATED BY REFERENCE

 Proxy Statement for the 1998 Annual
               Meeting
    of Shareholders, May 5, 1998.                        PART III
================================================================================

                                     PART I

ITEM 1. BUSINESS

     Bell Industries, Inc. ("Bell" or "the Company") is primarily a national distributor of electronic components. In addition, Bell distributes graphics and electronic imaging and recreational-related products. At December 31, 1997 Bell employed approximately 1,900 people.

  ELECTRONICS

     The Electronics Group (77% of 1997 sales) includes one of the nation's largest electronic components distributors. The Electronics Group sells the following products to over 20,000 customers nationally: semiconductors (Analog Devices, Cyrix, Dallas Semiconductor, IBM Microelectronics, Maxim, Microchip, NEC, Samsung, Sharp, SGS-Thomson); passive components (Aromat, AVX, Bourns, Murata, Vishay); connectors (Berg); microcomputers and related products (Apple, Compaq, Hewlett-Packard, IBM); and power supplies and board-level products. The group provides value-added services including: kitting; turnkey; SMART (automated replenishment system); assembly of custom cables; harnesses and connectors; contract purchasing; and direct programming of chips. Group manufacturing operations produce precision stampings used in the personal computer industry and electronic components including coils, filters and chokes marketed under the J.W. Miller name. The group's microcomputer distribution and services business specializes in the sale and support of computer hardware, software and peripherals, as well as, in-house and on-site training, help desk and application development to business and educational markets.

     The Electronics Group's distribution business is based in El Segundo, California and markets electronic components from more than 30 sales facilities located throughout the United States. The group's microcomputer distribution and services business is based in Indianapolis, Indiana and provides sales and services through six facilities located in Indiana, Ohio, Kentucky, Maryland, Virginia and Wisconsin. Electronic manufacturing facilities are located in Mountain View and Gardena, California.

     The group's electronics distribution business markets electronic components supplied by over 100 manufacturers and stocks over 50,000 items at a primary distribution center located in Southern California. During 1997, the group's ten largest electronic component suppliers accounted for approximately 40% of group sales.

     In January 1997, the Company completed the acquisition of Milgray Electronics, Inc. ("Milgray"), a publicly-traded distributor of electronic components. The purchase price for the stock of Milgray was approximately $100 million. Fiscal 1996 revenues for Milgray were $272 million. Since acquiring Milgray, the Company has integrated its electronics components business through consolidation of sales offices, conversion of business processes into a single unified business system, centralization of administrative functions, and combinations of distribution centers.

  GRAPHICS IMAGING

     The Graphics Imaging Group (18% of 1997 sales) distributes graphics and electronic imaging supplies and equipment throughout the upper Midwest and Western United States to the advertising and printing industries. The group is based in Los Angeles, California and markets its products through thirteen sales locations. Major product lines distributed by the group include film, plates, chemicals and other printing supplies from Agfa, DuPont, Eastman Kodak, Imation, Konica, and Western Litho as well as prepress and related electronic imaging equipment from Agfa, Apple, Howtek, Intergraph, and Screen.

  RECREATIONAL PRODUCTS

     The Recreational Products Group (5% of 1997 sales) distributes after-market products for the recreational vehicle, mobile home, motorcycle, snowmobile, and marine industries from facilities in St. Paul, Minnesota, Grand Rapids, Michigan and Milwaukee, Wisconsin. The group supplies more than 9,000 recreational vehicle-related products, as well as over 9,500 marine items, 10,000 motorcycle items, and 7,000 snowmobile items. Major product lines distributed by the group include Bieffe Helmets, Dunlop, Nordyne, NGK, and Whirlpool.

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

     In June 1996, the Company announced it had been awarded an all-location franchise to distribute a broad variety of semiconductors manufactured by Samsung Semiconductor, Inc. ("Samsung"). Management believed that the addition of the Samsung line would broaden the Company's product portfolio and complement existing product lines, thereby increasing the Company's customer base and creating additional opportunities for growth. In July 1996, National Semiconductor ("National"), the Company's largest supplier of electronic components, terminated, without notice or explanation, the Company's franchise to distribute National products (sales of National products totaled approximately 8% of consolidated net sales in 1995). In early 1997, after the acquisition of Milgray, the Company was notified that franchises to distribute products from two of Milgray's suppliers would be terminated as a result of marketing conflicts with the Samsung line. Shipments of products from these two suppliers represented approximately 13% of Milgray's 1996 revenues (or 4% of the pro forma revenues of Bell and Milgray combined). While the loss of the National franchise negatively impacted sales and profit levels in 1996 and that loss, coupled with the loss of the two Milgray suppliers, also negatively impacted 1997, management believes that the loss of these product sales will be mitigated in the longer-term through the substitution of existing competing product lines and from sales of Samsung products.

ITEM 2. PROPERTIES

     At December 31, 1997, the Company leased 82 facilities containing approximately 766,000 square feet and owned eight facilities containing an aggregate of approximately 562,000 square feet. The facilities utilized by each of the Company's business segments are set forth in the following table:

                                                  AREA IN SQUARE FEET
                                                 (NUMBER OF LOCATIONS)
                                           ----------------------------------
                                               OWNED               LEASED
                                           --------------      --------------
Electronics Group........................  381,000     (4)     402,000    (61)
Graphics Imaging Group...................   62,000     (2)     152,000    (14)
Recreational Products Group..............   67,000     (1)     146,000     (3)
Corporate................................   52,000     (1)      31,000     (2)
Discontinued operations..................                       35,000     (2)
                                           -------    ---      -------    ---
                                           562,000     (8)     766,000    (82)
                                           =======    ===      =======    ===

     For the most part, the Company's facilities are fully utilized, although excess capacity exists from time to time, based on product mix and demand. Management believes that these properties are in good condition and suitable for their present use.

     The Company has subleased all facilities related to discontinued operations.

     In 1996, the Company acquired a 52,000 square foot building in El Segundo, California to consolidate national service center and computer operations to a larger facility. The consolidation and occupancy of the building was completed in August 1997. The Company currently subleases the previous corporate office location.

     In February 1997, the Company acquired a 265,000 square foot distribution center in Ontario, California to increase shipping capacity in view of the Milgray acquisition and the Electronics Group's anticipated growth. The Company plans to fully occupy the facility in 1998. A portion of the distribution center is currently subleased.

     In connection with the combination of Bell and Milgray electronics operations, the Company has terminated or sublet substantially all sales facilities which were underutilized as a result of the integration.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in any litigation of a material nature which might affect its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

  EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers of the Registrant are as follows:

                                                                                             YEAR FIRST
                                                                                               NAMED
               NAME                   AGE                       POSITION                      OFFICER
               ----                   ---                       --------                     ----------
Tracy A. Edwards..................    41     Executive Vice President -- Finance and            1991
                                               Operations, and Chief Financial Officer(1)
Gordon Graham.....................    63     President and Chief Executive Officer(2,3)         1986
D.J. Hough........................    61     Senior Vice President                              1984
                                               and Chief Information Officer(4)

Peter A. Resnick..................    37     Vice President and Corporate Controller(5)         1998
Charles Troy......................    53     Vice President(6)                                  1997
Stephen A. Weeks..................    48     Vice President and Treasurer(7)                    1994
Theodore Williams.................    77     Chairman of the Board                              1969

---------------

(1) Mr. Edwards was appointed Executive Vice President -- Finance and Operations, and Chief Financial Officer in January 1998. For the five years prior to that date, he served as Vice President and Chief Financial Officer.

(2) Also serves as a member of the Board of Directors.

(3) Mr. Graham was appointed Chief Executive Officer in January 1998. He was appointed President and Chief Operating Officer in November 1996. For the five years prior to that date, he served as Senior Vice President.

(4) Mr. Hough was appointed Senior Vice President and Chief Information Officer in January 1998. For the five years prior to that date, he served as Vice President and Chief Information Officer.

(5) Mr. Resnick was appointed Vice President in January 1998. He served as Corporate Controller since joining the Company in February 1996. For the five years prior to that date, Mr. Resnick was employed as Assistant Corporate Controller by Superior Industries International, Inc. a publicly-traded manufacturing company.

(6) Mr. Troy was employed as President and Chief Executive Officer of E & S Ring Management Corporation, a regional property management firm, for the five years prior to his appointment as Vice President.

(7) Mr. Weeks was appointed Vice President and Treasurer in January 1998. He was appointed Treasurer in July 1994. For the five years prior to that date he served in several accounting management positions.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Bell's common stock (ticker symbol BI) is listed on the New York and Pacific Stock Exchanges. The following table shows the high, low and closing market prices for the Company's common stock during the eight most recent quarters.

                                                               QUARTER ENDED
                                                  ----------------------------------------
                                                  MAR. 31    JUN. 30    SEP. 30    DEC. 31
                                                  -------    -------    -------    -------
Year ended December 31, 1997
  High..........................................  $20.00     $16.75     $18.38     $18.75
  Low...........................................   14.58      13.13      15.50      12.00
  Close.........................................   15.00      15.63      16.88      13.75
Year ended December 31, 1996
  High..........................................  $18.45     $18.33     $15.42     $18.13
  Low...........................................   16.07      13.75      12.50      12.71
  Close.........................................   16.97      13.96      12.92      17.82

     Share prices in the table above were adjusted to give effect to a 20% stock dividend declared in May 1997 and 5% stock dividend declared in May 1996.

     Approximate number of record holders of common stock as of March 1, 1998:
1,500.

ITEM 6.SELECTED FINANCIAL DATA
       (Dollars in thousands, except per share data)

                                                                    SIX MONTHS
                                     YEAR ENDED DECEMBER 31            ENDED       YEAR ENDED JUNE 30
                                 ------------------------------     DECEMBER 31    -------------------
                                   1997       1996       1995         1994(4)        1994       1993
                                 --------   --------   --------    -------------   --------   --------
OPERATING RESULTS
Net sales......................  $890,737   $623,193   $564,325      $255,372      $451,153   $365,323
Income from continuing
  operations, before
  extraordinary loss(1)........  $ 10,081   $ 15,927   $ 14,971      $  5,309      $  9,075   $  5,005
Net income (loss)(3)...........  $  9,406   $ 15,927   $ 14,971      $  5,619      $  9,075   $ (5,025)
Capital expenditures...........  $ 16,195   $  9,573   $  5,019      $  1,375      $  2,562   $  5,744
Depreciation and
  amortization.................  $ 10,000   $  6,228   $  5,940      $  2,891      $  5,574   $  5,735

FINANCIAL POSITION
Working capital................  $208,012   $132,856   $136,227      $116,118      $107,455   $ 97,710
Total assets...................  $431,233   $241,310   $233,882      $200,367      $184,713   $175,272
Long-term liabilities..........  $178,825   $ 30,584   $ 43,490      $ 40,936      $ 39,972   $ 47,569
Shareholders' equity...........  $151,352   $138,461   $117,569      $101,770      $ 95,553   $ 86,288

SHARE AND PER SHARE DATA(2)
BASIC
Income from continuing
  operations, before
  extraordinary loss(1)........  $   1.10   $   1.80   $   1.74      $    .62      $   1.06   $    .59
Net income (loss)..............  $   1.03   $   1.80   $   1.74      $    .66      $   1.06   $   (.59)
Weighted average common
  shares(000's)................     9,157      8,853      8,626         8,565         8,529      8,507

DILUTED
Income from continuing
  operations, before
  extraordinary loss(1)........  $   1.07   $   1.75   $   1.67      $    .60      $   1.04   $    .58
Net income (loss)..............  $   1.00   $   1.75   $   1.67      $    .64      $   1.04   $   (.59)
Weighted average common
  shares(000's)................     9,430      9,109      8,940         8,790         8,700      8,580

Shareholders' equity...........  $  16.23   $  15.35   $  13.53      $  11.83      $  11.19   $   9.69
Market price -- high...........  $  20.00   $  18.45   $  20.34      $  17.29      $  14.22   $  10.18
Market price -- low............  $  12.00   $  12.50   $  14.08      $  11.91      $   9.63   $   6.40

FINANCIAL RATIOS
Current ratio..................       3.1        2.8        2.9           3.0           3.2        3.4
Return on average shareholders'
  equity.......................       6.5%      12.4%      13.7%         11.3%         10.0%      (5.6)%
Long-term liabilities to total
  capitalization...............      54.2%      18.1%      27.0%         28.7%         29.5%      35.5%

---------------

(1) Includes before-tax integration charge ($4,100) in 1997, and before-tax gain on sale of division ($3,050) and before-tax provision for lease commitment ($2,800) in 1995.

(2) Share and per share data has been adjusted to give effect to a 20% stock dividend declared in May 1997, 5% stock dividends declared in May 1996 and 1995, and October 1994, and 4% stock dividend declared in July 1993.

(3) Includes loss on early retirement of debt ($675) in 1997.

(4) During the six months ended December 31, 1994, the Company changed its year end from June 30 to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

     This analysis contains forward looking comments which are based on current trends. Actual results may differ materially.

     In January 1997, Bell completed the acquisition of Milgray Electronics, Inc., a publicly traded distributor of electronic components. The results of the Company for 1997 include the results of the acquired business of Milgray. Pro forma operating results for 1996, assuming Milgray was acquired on January 1, 1996, were as follows: net sales -- $895 million; operating income -- $51.5 million; income before extraordinary loss -- $17.1 million; and net income -- $16.4 million.

     Results of operations by business segment were as follows (in thousands):

                                                  YEAR ENDED DECEMBER 31
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
Net sales
  Electronics..............................  $688,215    $462,358    $448,390
  Graphics Imaging.........................   156,288     117,131      73,359
  Recreational Products....................    46,234      43,704      42,576
                                             --------    --------    --------
                                             $890,737    $623,193    $564,325
                                             ========    ========    ========
Operating income
  Electronics (1)..........................  $ 35,307    $ 33,045    $ 35,450
  Graphics Imaging.........................     4,424       3,608       1,994
  Recreational Products....................     2,880       3,380       3,536
                                             --------    --------    --------
                                               42,611      40,033      40,980
Corporate costs............................   (11,536)     (8,899)     (8,756)
Interest expense...........................   (12,309)     (3,673)     (3,612)
Lease commitment provision.................                            (2,800)
Income tax provision.......................    (8,685)    (11,534)    (10,841)
                                             --------    --------    --------
Income before extraordinary loss...........    10,081      15,927      14,971
Extraordinary loss, net of tax.............       675
                                             --------    --------    --------
Net income.................................  $  9,406    $ 15,927    $ 14,971
                                             ========    ========    ========

     A summary of comparative operating results data follows:

Net sales..................................     100.0%      100.0%      100.0%
  Cost of products sold....................     (78.9)      (77.9)      (77.4)
  Selling and administrative...............     (16.0)      (16.1)      (16.4)
  Depreciation and amortization............      (1.1)       (1.0)       (1.1)
  Interest.................................      (1.4)       (0.6)       (0.6)
  Integration charge.......................       (.5)
  Lease commitment provision...............                              (0.5)
  Gain on sale of division.................                               0.5
                                             --------    --------    --------
Income before income taxes and
  extraordinary loss.......................       2.1         4.4         4.5
Income tax provision.......................      (1.0)       (1.9)       (1.9)
                                             --------    --------    --------
Income before extraordinary loss...........       1.1%        2.5%        2.6%
                                             ========    ========    ========

---------------

(1) Includes before-tax special charge of $4.1 million for costs associated with the integration of Bell and Milgray in 1997, and gain on sale of division of $3.1 million in 1995.

  1997 COMPARED WITH 1996

     Overall, the Company's net sales in 1997 declined slightly when compared to pro forma sales in 1996, as a result of weakness in certain segments of the Electronics Group partially offset by sales growth arising from recent acquisitions in the Graphics Imaging Group. The Company's profitability declined as a result of the sales performance, increased competitive pressures on gross margins, transition costs associated with the integration of Milgray, increased goodwill amortization, and higher interest costs.

     Electronics Group sales increased 49% to $688.2 million as compared to 1996 and decreased 6% when compared to the pro forma sales of Bell-Milgray combined for 1996. Operating income, before the integration charge, increased 19% to $39.4 million. When compared to the pro forma combined amounts for the prior year, operating income decreased 11%. Increased sales and operating income over historical amounts reflected the Milgray acquisition, partially offset by lower sales of electronic components. When compared to pro forma amounts, sales and operating income were impacted by softness in sales in certain electronic components, primarily memory based products, and transition costs associated with the combination of the Bell-Milgray operations. Lower sales of electronic components were partially offset by stronger performance in the Company's microcomputer business.

     Graphics Imaging Group sales increased 33% to $156.3 million and operating income increased 23% to $4.4 million. Operating results were positively impacted by the contribution from recently acquired business operations, partially offset by transition costs associated with certain acquisitions.

     Recreational Products Group sales increased 6% to $46.2 million as operating income decreased 15% to $2.9 million. Growth in sales and the reduction to operating income reflected the Group's expansion in Michigan and associated start-up costs.

     Cost of products sold as a percentage of sales increased to 78.9% compared to 77.9% in 1996, reflecting increased competitive market pressures on gross margins in certain segments, primarily in the Electronics Group. Selling and administrative expenses as a percentage of sales decreased slightly to 16.0% as compared with the prior year of 16.1%. Lower expenses, as a percentage of sales reflected the Company's efforts to reduce costs. The Company's income tax rate increased to 46% in 1997 from 42% in 1996 primarily as a result of increased non-deductible goodwill for income tax purposes.

     Since acquiring Milgray in January 1997, the Company has devoted considerable effort into integrating the electronics distribution operations to establish a unified selling organization. In July 1997, the Company successfully completed the installation of the Bell computer business system for the former Milgray operations. The Company is in the process of consolidating distribution centers to its new distribution center in Southern California.

  1996 COMPARED WITH 1995

     For the year ended December 31, 1996, the Company's net sales increased 10% to $623.2 million and operating income decreased 2% to $40 million compared with the prior year. Operating income in 1995 totaled $41 million and included a before-tax gain on sale of division of $3.1 million. Net income increased 6% to $15.9 million compared to $15 million in 1995. Net income for 1995 included the gain on division sale and a before-tax charge of $2.8 million relating to a lease commitment provision.

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

     Graphics Imaging Group sales increased 60% to $117.1 million and operating income increased 81% to $3.6 million. Sales and operating income growth resulted from the group's planned expansion program through strategic business acquisitions and new sales facilities as well as improved market conditions, particularly in California.

     Recreational Products Group sales for the year increased 3% to $43.7 million while operating income decreased 4% to $3.4 million. Operating results were affected by severe winter weather conditions in the upper Midwest which continued throughout the first half of the year, as well as costs related to expanding into Michigan.

     Cost of products sold as a percentage of sales increased slightly (77.9% from 77.4%) as a result of product mix changes. Selling and administrative expenses as a percentage of sales decreased to 16.1% from 16.4% due to ongoing cost control efforts. The Company's income tax rate was approximately 42% in 1996 and 1995.

                              FINANCIAL CONDITION

     Selected financial position data is set forth in the following table (dollars in thousands except per share amounts):

                                                             DECEMBER 31
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Cash and cash equivalents..............................  $  5,377    $ 12,097
Working capital........................................  $208,012    $132,856
Current ratio..........................................     3.1:1       2.8:1
Long-term liabilities to total capitalization..........       54%         18%
Shareholders' equity per share.........................  $  16.23    $  15.35
Days' sales in receivables.............................        53          48
Days' sales in inventories.............................        93          76

     Cash used in operating activities was $3.1 million in 1997 while operating activities generated cash of $37.5 million in 1996. Operating cash flows in 1997 were impacted by reduced earnings and increased investment in working capital. Financing cash flows included bank borrowings used primarily to fund the acquisition of Milgray and retirement of the Company's outstanding 9.7% Senior Notes, including approximately $1 million in make-whole premiums. Property additions included investment in the Company's information systems, completion of its new national service center in El Segundo, California as well as improvements to a new electronics distribution center. The acquisition of the 265,000 square foot distribution center, located in Ontario, California, was financed through the assumption of Industrial Revenue Bonds due in 2015. The distribution center and related bonds were recorded at estimated fair market value of $6.2 million.

     Concurrent with the acquisition of Milgray, the Company entered into a five-year $250 million secured revolving credit facility with a syndicate of banks. The new facility, which replaced the Company's $50 million line of credit, includes a $50 million term loan, payable quarterly over five years, and a revolving credit line.

     The Company believes that sufficient cash resources exist to support short-term requirements, including debt and lease payments, and longer term objectives, through available cash, bank borrowings and cash generated from operations.

     In 1997, the Company initiated a program to ensure all its business systems are Year 2000 compliant. The Company anticipates achieving this objective over the next two years by converting certain of its business systems to Year 2000 hardware and software platforms and by reprogramming other business systems for Year 2000 compliance. The estimated cost of the Year 2000 project has not been and is not expected to be material to the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
        Financial Statements:                                         ----
          Report of Independent Accountants.........................   10
          Consolidated Statement of Income for the three years ended
             December 31, 1997......................................   11
          Consolidated Balance Sheet at December 31, 1997 and
             1996...................................................   12
          Consolidated Statement of Shareholders' Equity for the
             three years ended December 31, 1997....................   13
          Consolidated Statement of Cash Flows for the three years
             ended December 31, 1997................................   14
          Notes to Consolidated Financial Statements................   15
          Financial Statement Schedule:
             Schedule II -- Valuation and Qualifying Accounts for
              the three years ended December 31, 1997...............   24

     The financial data included in the financial statement schedule should be read in conjunction with the consolidated financial statements. All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto. The individual financial statements of the Company have been omitted since the Company is primarily an operating company and the subsidiaries included in the consolidated financial statements are wholly owned and deemed to be totally held and do not have indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed five percent of total consolidated assets as of December 31, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Bell Industries, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Industries, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Los Angeles, California
January 28, 1998

                        CONSOLIDATED STATEMENT OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Net sales..................................................  $890,737    $623,193    $564,325
                                                             --------    --------    --------
Costs and expenses
  Cost of products sold....................................   703,068     485,634     436,568
  Selling and administrative...............................   142,494     100,197      92,643
  Depreciation and amortization............................    10,000       6,228       5,940
  Interest.................................................    12,309       3,673       3,612
  Integration charge.......................................     4,100
  Lease commitment provision...............................                             2,800
  Gain on sale of division.................................                            (3,050)
                                                             --------    --------    --------
                                                              871,971     595,732     538,513
                                                             --------    --------    --------
Income before income taxes and extraordinary loss..........    18,766      27,461      25,812
Income tax provision.......................................     8,685      11,534      10,841
                                                             --------    --------    --------
Income before extraordinary loss...........................    10,081      15,927      14,971
Loss on early retirement of debt...........................       675
                                                             --------    --------    --------
Net income.................................................  $  9,406    $ 15,927    $ 14,971
                                                             ========    ========    ========

SHARE AND PER SHARE DATA

BASIC
  Income before extraordinary loss.........................  $   1.10    $   1.80    $   1.74
  Loss on early retirement of debt.........................      0.07
                                                             --------    --------    --------
  Net income...............................................  $   1.03    $   1.80    $   1.74
                                                             ========    ========    ========
  Weighted average common shares...........................     9,157       8,852       8,626
                                                             ========    ========    ========

DILUTED
  Income before extraordinary loss.........................  $   1.07    $   1.75    $   1.67
  Loss on early retirement of debt.........................      0.07
                                                             --------    --------    --------
  Net income...............................................  $   1.00    $   1.75    $   1.67
                                                             ========    ========    ========
  Weighted average common shares...........................     9,430       9,109       8,940
                                                             ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Current assets
  Cash and cash equivalents.................................  $  5,377    $ 12,097
  Accounts receivable, less allowance for doubtful accounts
     of $2,673 and $1,626...................................   120,900      83,155
  Inventories...............................................   173,801     104,049
  Prepaid expenses and other................................     8,990       5,820
                                                              --------    --------
          Total current assets..............................   309,068     205,121
                                                              --------    --------

Properties, at cost
  Land......................................................     3,419       1,397
  Buildings and improvements................................    21,283      11,049
  Equipment.................................................    41,642      34,361
                                                              --------    --------
                                                                66,344      46,807
  Less accumulated depreciation.............................   (24,265)    (24,758)
                                                              --------    --------
          Total properties..................................    42,079      22,049
                                                              --------    --------

Goodwill, less accumulated amortization of $9,344 and
  $6,199....................................................    72,758       8,795

Other assets................................................     7,328       5,345
                                                              --------    --------
                                                              $431,233    $241,310
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $ 67,121    $ 43,839
  Accrued payroll...........................................     9,265       7,663
  Accrued liabilities.......................................    17,170      12,687
  Current portion of long-term liabilities..................     7,500       8,076
                                                              --------    --------
          Total current liabilities.........................   101,056      72,265
                                                              --------    --------

Long-term debt..............................................   172,330      24,571

Deferred compensation and other.............................     6,495       6,013

Shareholders' equity
  Preferred stock
     Authorized -- 1,000,000 shares
     Outstanding -- none
  Common stock
     Authorized -- 35,000,000 shares
     Outstanding -- 9,326,391 and 7,518,277 shares..........   100,410      75,666
  Reinvested earnings.......................................    50,942      62,795
                                                              --------    --------
          Total shareholders' equity........................   151,352     138,461

Commitments and contingencies
                                                              --------    --------
                                                              $431,233    $241,310
                                                              ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                      COMMON STOCK          OTHER
                                                  ---------------------    PAID-IN    REINVESTED
                                                   SHARES       AMOUNT     CAPITAL     EARNINGS
                                                  ---------    --------    -------    ----------
Balance at December 31, 1994....................  6,497,557    $  1,624    $54,080     $46,066
  Employee stock plans..........................     74,415         441        388
  Net income....................................                                        14,971
  5% stock dividend.............................    326,122          82      6,441      (6,524)
  Change in par value of common stock...........                 60,909    (60,909)
                                                  ---------    --------    -------     -------
Balance at December 31, 1995....................  6,898,094      63,056         --      54,513
  Employee stock plans..........................    115,525       1,933
  Net income....................................                                        15,927
  5% stock dividend.............................    351,510       7,645                 (7,645)
  Purchases of businesses.......................    153,148       3,032
                                                  ---------    --------    -------     -------
Balance at December 31, 1996....................  7,518,277      75,666         --      62,795
  Employee stock plans..........................    274,061       3,361
  Net income....................................                                         9,406
  20% stock dividend............................  1,522,821      21,259                (21,259)
  Exercise of warrants and other................     11,232         124
                                                  ---------    --------    -------     -------
Balance at December 31, 1997....................  9,326,391    $100,410    $    --     $50,942
                                                  =========    ========    =======     =======

          See accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                            1997         1996         1995
                                                          ---------    ---------    ---------
Cash flows from operating activities:
  Net income............................................  $   9,406    $  15,927    $  14,971
  Depreciation and amortization.........................      6,294        5,541        5,342
  Amortization of intangibles...........................      3,706          687          598
  Provision for losses on accounts receivable...........      2,138        1,235        1,716
  Integration charge....................................      4,100
  Loss on early retirement of debt......................        675
  Gain on sale of division..............................                               (3,050)
  Lease commitment provision............................                                2,800

  Changes in assets and liabilities, net of
     acquisitions.......................................    (29,374)      14,061      (19,459)
                                                          ---------    ---------    ---------
          Net cash provided by (used in) operating
            activities..................................     (3,055)      37,451        2,918
                                                          ---------    ---------    ---------
Cash flows from investing activities:
  Purchases of businesses...............................   (100,404)     (10,815)      (3,419)
  Purchases of properties...............................    (16,195)      (9,573)      (5,019)
  Proceeds from sale of division........................                                7,754
                                                          ---------    ---------    ---------
          Net cash used in investing activities.........   (116,599)     (20,388)        (684)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Payments on Senior Notes and capital leases...........    (25,633)      (6,918)      (5,675)
  Bank borrowings (payments), net.......................    137,852       (4,800)       3,800
  Debt issuance costs...................................     (2,770)
  Employee stock plans and other........................      3,485        1,933          829
                                                          ---------    ---------    ---------
          Net cash provided by (used in) financing
            activities..................................    112,934       (9,785)      (1,046)
                                                          ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents....     (6,720)       7,278        1,188
Cash and cash equivalents at beginning of year..........     12,097        4,819        3,631
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................  $   5,377    $  12,097    $   4,819
                                                          =========    =========    =========

Changes in assets and liabilities, net of acquisitions:
  Accounts receivable...................................  $  (1,734)   $   2,634    $  (9,288)
  Inventories...........................................    (19,577)      22,917      (24,341)
  Accounts payable......................................     (3,173)      (5,259)       7,011
  Accrued liabilities and other.........................     (4,890)      (6,231)       7,159
                                                          ---------    ---------    ---------
          Net change....................................  $ (29,374)   $  14,061    $ (19,459)
                                                          =========    =========    =========

Supplemental cash flow information:
  Interest paid.........................................  $  12,023    $   3,863    $   3,759
  Income taxes paid.....................................  $   3,762    $  12,624    $  11,190

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

     Revenue recognition and receivables -- The Company is primarily a national distributor of electronic components. In addition, the Company distributes graphics and electronic imaging products throughout the western and central United States and recreational-related products in the north central United States. Sales are recognized and trade receivables are recorded when products are shipped. Concentrations of credit risk with respect to trade receivables are limited due to the large number and general dispersion of trade accounts which constitute the Company's customer base. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses and such losses have been within these estimates.

     Inventories -- Inventories are stated at the lower of cost (determined using weighted average and first-in, first-out methods) or market (net realizable value).

     Properties, depreciation and amortization -- All properties are depreciated using the straight-line method based upon estimated useful lives which range from 25 to 40 years for buildings and 2 to 10 years for equipment. Leasehold improvements and assets recorded under capital leases are amortized over the shorter of their estimated service lives or the term of the lease.

     Goodwill -- Cost in excess of the fair value of net assets of purchased businesses (goodwill) is amortized using the straight-line method over 25 years. The Company periodically evaluates the recorded value of its operating assets, including goodwill, and recognizes impairments when the estimated future undiscounted cash flows from the use of the assets are less than the recorded value.

     Income taxes -- Provision is made for the tax effects of temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. In estimating deferred tax balances, the Company considers all expected future events other than enactments of changes in the tax law or rates.

     Stock option plans -- The Company measures and records compensation expense relating to stock options as the excess, if any, between the market value of shares on the date of option grant and the expected proceeds upon exercise. Such expense is accrued ratably over the period to be benefited. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") to disclose the impact of compensation cost on earnings as determined under the fair value method prescribed by SFAS No. 123.

     Per share data -- Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants.

     Use of estimates -- Certain amounts and disclosures included in the consolidated financial statements required the use of management estimates which could differ from actual results.

ACQUISITION OF MILGRAY ELECTRONICS

     In January 1997, the Company completed the acquisition of Milgray Electronics, Inc. ("Milgray"), a publicly traded distributor of electronics components. Under the terms of the acquisition, shareholders of Milgray received $14.77 per share for an aggregate purchase price of approximately $100 million.

The Company financed the acquisition through borrowings under a credit facility arranged with a syndicate of banks.

     The acquisition was accounted for under the purchase method of accounting and operating results of Milgray are included from the acquisition date in the financial statements of the Company. The fair value of non-cash assets acquired, including goodwill, was approximately $167 million and liabilities assumed totaled approximately $67 million. Goodwill of $67 million is being amortized over 25 years on a straight-line basis.

     In the first quarter of 1997, in conjunction with the acquisition, the Company recorded a special before-tax charge totaling $4.1 million, for costs associated with the integration of Milgray, including provisions for severance, lease and related exit costs, and costs related to supplier terminations. Substantially all amounts related to the integration were expended during 1997.

     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Milgray as if the acquisition had occurred January 1, 1996. The unaudited pro forma results include estimates for goodwill amortization and increased interest expense (in thousands, except per share):

                                                                1996
                                                              --------
Net sales...................................................  $895,300
Income before extraordinary loss............................  $ 17,085
Net income..................................................  $ 16,410
Income before extraordinary loss per share:
  Basic.....................................................  $   1.93
  Diluted...................................................  $   1.88
Net income per share:
  Basic.....................................................  $   1.85
  Diluted...................................................  $   1.80

LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                             DECEMBER 31
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Bank borrowings........................................  $173,500    $  8,000
Industrial Revenue Bonds...............................     6,330
9.70% Senior Notes.....................................                23,714
                                                         --------    --------
                                                          179,830      31,714
Less current portion...................................     7,500       7,143
                                                         --------    --------
                                                         $172,330    $ 24,571
                                                         ========    ========

     Concurrent with the acquisition of Milgray, the Company entered into a $250 million secured revolving credit facility expiring in December 2001 with a syndicate of banks to finance the purchase of Milgray, retire all existing debt of both companies and provide for ongoing working capital requirements. Borrowings under the facility are secured by the Company's receivables and inventories. The new facility, which replaced the Company's previous bank line of credit, provides for interest at either the bank's reference rate or LIBOR plus 1.50% (7.4% at December 31, 1997). The facility includes a $50 million term loan, payable quarterly over five years, and a revolving credit line. The facility is subject to an annual commitment fee of .375% on the unused line of credit. The agreement underlying the facility contains provisions for asset acquisition limits, the maintenance of financial ratios, prohibition of dividends (other than stock dividends), and other restrictions.

     In connection with the placement of the credit facility, the Company redeemed its outstanding 9.70% Senior Notes for $24.7 million, including $1 million in make-whole premiums. The transaction resulted in an extraordinary charge in 1997 of $675,000, net of income tax benefit of $419,000.

     In February 1997, in connection with the acquisition of a 265,000 square foot distribution center in Ontario, California, the Company assumed $9 million of variable rate (approximately 3.5% at December 31, 1997) Industrial Revenue Bonds due in 2015. The bonds and related distribution center were recorded at an estimated fair value of $6.2 million. The bonds are secured by a $9 million irrevocable letter of credit. The fair value of the bonds at December 31, 1997 was approximately $7.2 million as estimated using an interest rate currently available to the Company for debt with similar terms and remaining maturities.

     In May 1997, the Company entered into separate interest rate swap agreements with two banks in an aggregate notional amount of $50 million to manage variable interest rate exposures. The agreements expire in May 2000. The Company agreed to exchange, at quarterly intervals, the difference between the Company's variable pay rate of 90 day LIBOR with the banks' fixed pay rate of 6.6%. The notional amounts of these agreements do not represent amounts exchanged by the parties and thus, are not a measure of the exposure to the Company. While it is the Company's intention to hold these contracts through expiration, the cost to terminate the swap agreements was $840,000 at December 31, 1997, based on the fair value of the swap agreements as determined by reference to current interest rates and agreements with similar terms.

     Aggregate maturities of long-term debt are as follows (in thousands):

1998.....................  $ 7,500        2000.....................  $ 12,500
1999.....................  $10,000        2001.....................  $143,500

COMMON STOCK

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

STOCK PLANS AND WARRANTS

     The Company's 1990 Stock Option and Incentive Plan (the "1990 Plan") and 1994 Stock Option Plan (the "1994 Plan") each authorized 500,000 shares of common stock to be available for purchase by employees. At the 1997 Annual Meeting, the shareholders approved an amendment to the 1994 Plan which authorized an additional 500,000 shares of common stock. At the 1996 Annual Meeting the shareholders approved the Non-Employee Director Stock Option Plan (the "1996 Plan"), which authorized 150,000 shares of common stock to be available for purchase by non-employee directors of the Company.

     Under the stock option plans, both incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted. Options outstanding under the plans generally have a maximum term of five years, vest over four years and were issued at market value. Weighted average exercise prices at December 31, 1997 include the effect of the repricing of certain stock options during 1997.

     A summary of activity under the plans follows:

                                                                              WEIGHTED
                                                                               AVERAGE
                                                   AVAILABLE      SHARES      EXERCISE     FAIR VALUE
                                                   FOR FUTURE      UNDER        PRICE      OF OPTION
                                                     GRANT        OPTION      PER SHARE    PER SHARE
                                                   ----------    ---------    ---------    ----------
Outstanding at December 31, 1994.................    572,556       455,904     $14.67
  Granted........................................   (118,500)      118,500      23.75        $7.98
  Exercised......................................                  (16,300)      6.68
  Canceled.......................................     10,711       (11,284)     10.85
  Adjustment for 5% stock dividend...............     28,327        22,790
                                                    --------     ---------     ------
Outstanding at December 31, 1995.................    493,094       569,610      16.28
  Granted........................................   (161,500)      161,500      20.42        $6.55
  Exercised......................................                  (34,864)      7.88
  Canceled.......................................      9,439        (9,439)     19.30
  Adjustment for 5% stock dividend...............     27,629        32,795
  Adoption of 1996 Plan..........................    150,000
                                                    --------     ---------     ------
Outstanding at December 31, 1996.................    518,662       719,602      16.83
  Granted........................................   (533,000)      533,000      19.39        $8.64
  Exercised......................................                 (156,140)     10.72
  Canceled.......................................    100,272      (100,272)     17.57
  Adjustment for 20% stock dividend..............    149,165       168,886
  Amendment to 1994 Plan.........................    500,000
                                                    --------     ---------     ------
Outstanding at December 31, 1997.................    735,099     1,165,076     $14.32
                                                    ========     =========     ======

     A summary of weighted average amounts for stock options outstanding at December 31, 1997 follows:

                        REMAINING
                       OPTION LIFE                   OPTIONS        OPTIONS      EXERCISE
                        IN YEARS                   OUTSTANDING    EXERCISABLE      PRICE
                       -----------                 -----------    -----------    ---------
           1.....................................     59,672          59,672      $ 9.17
           2.....................................    236,002         135,610       13.38
           3.....................................    123,232          36,969       14.38
           4.....................................    172,770          62,637       14.40
           5.....................................    573,400              --          --
                                                    --------       ---------
                                                   1,165,076         294,888      $12.87
                                                    ========       =========

     At December 31, 1996 and 1995, 204,436 and 100,239 options were exercisable at weighted average exercise prices of $13.12 and $11.33.

     Under the Bell Industries Employees' Stock Purchase Plan (the "ESPP") 750,000 shares were authorized for future issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. Under the ESPP, the Company issued 117,921, 74,024, and 58,115 shares during 1997, 1996, and 1995. The weighted average fair value per share of the purchase rights granted in 1997, 1996 and 1995 were $3.90, $4.28 and $4.57. At December 31, 1997, 704,591 shares were available for future issuance under the ESPP.

     In 1993, the Company's previous senior noteholders received warrants to purchase 258,320 shares of the Company's common stock, exercisable at any time prior to February 1, 2001 at $9.40 per share. In 1997, warrants representing 8,668 shares were exercised and warrants to purchase 249,652 shares remain outstanding at December 31, 1997.

     The Black-Scholes model was utilized for estimating the fair value of stock-based grants using an assumed volatility of approximately 30% and an expected four year life for stock options, and an assumed volatility of approximately 10% and an expected four month life for the ESPP. The assumed risk free interest rate ranged between 5% and 6% for all plans. Stock based compensation costs determined under the fair value method would have reduced the Company's reported net income by $1.2 million ($.13 per share) in 1997, $0.5 million ($.05 per share) in 1996, and $0.3 million ($.03 per share) in 1995.

INCOME TAXES

     The income tax provision charged to operations was as follows (in thousands):

                                                 1997       1996       1995
                                                -------    -------    -------
Current
  Federal.....................................  $ 3,921    $ 8,259    $10,326
  State.......................................    1,296      2,273      2,438
Deferred
  Federal.....................................    3,072        810     (1,755)
  State.......................................      396        192       (168)
                                                -------    -------    -------
                                                $ 8,685    $11,534    $10,841
                                                =======    =======    =======

     A reconciliation of the federal statutory tax rate to the effective tax rate follows:

                                                 1997       1996       1995
                                                -------    -------    -------
Federal statutory tax rate....................     35.0%      35.0%      35.0%
State taxes, net of federal benefit...........      5.8        5.8        5.6
Non-deductible goodwill.......................      5.6        0.6        0.5
Other, net....................................      (.1)       0.6        0.9
                                                -------    -------    -------
Effective tax rate............................     46.3%      42.0%      42.0%
                                                =======    =======    =======

     The provision (credit) for deferred income taxes is summarized as follows (in thousands):

                                                 1997       1996       1995
                                                -------    -------    -------
Receivables allowance.........................  $   550    $    26    $  (177)
Inventory reserves............................      727         58        190
Employee benefit accruals.....................      219        148       (530)
Depreciation..................................      396        429       (221)
Lease commitment provision....................      870          8     (1,106)
Other.........................................      706        333        (79)
                                                -------    -------    -------
                                                $ 3,468    $ 1,002    $(1,923)
                                                =======    =======    =======

     Deferred tax balances were composed of the following (in thousands):

                                                               DECEMBER 31
                                                             ----------------
                                                              1997      1996
                                                             ------    ------
Deferred tax assets:
  Receivables allowance....................................  $1,404    $  564
  Inventory reserves.......................................   3,210       409
  Employee benefit accruals................................   2,600     2,018
  Lease commitment provision...............................     696     1,098
  Discontinued operations..................................   1,705     2,305
  Other....................................................     665       309
                                                             ------    ------
                                                             10,280     6,703
Deferred tax liabilities:
  Depreciation.............................................    (675)     (357)
                                                             ------    ------
Net deferred tax balances..................................  $9,605    $6,346
                                                             ======    ======

     Current deferred income tax benefits, included with prepaid expenses and other, and noncurrent deferred income tax benefits, included with other assets, were as follows (in thousands):

                                                               DECEMBER 31
                                                             ----------------
                                                              1997      1996
                                                             ------    ------
Current deferred income tax benefits
  Federal..................................................  $7,936    $4,339
  State....................................................     506        94
Noncurrent deferred income tax benefits
  Federal..................................................   1,036     1,702
  State....................................................     127       211
                                                             ------    ------
                                                             $9,605    $6,346
                                                             ======    ======

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

     The Company has a qualified, trusteed, savings and profit sharing plan for eligible employees. Employees must contribute at least 1% of their annual compensation to participate in the plan. The Company's contributions to the plan, as determined by the Board of Directors, were $.9 million in 1997, $1.1 million in 1996 and $1 million in 1995.

     The Company has deferred compensation plans available for certain directors, officers and other key employees. Expense associated with the deferred compensation element of these plans was $0.7 million in 1997, $0.6 million in 1996 and $1.1 million in 1995.

     The Company provides postretirement medical coverage for qualifying employees who were employed prior to January 1, 1998. Annual costs and accumulated and vested benefit obligations relating to postretirement medical benefits were not significant.

COMMITMENTS AND CONTINGENCIES

     At December 31, 1997 the Company had operating leases on certain of its facilities and equipment expiring in various years through 2004. Under certain operating leases, the Company is required to pay property taxes and insurance. Rent expense pertaining to operating leases was $7.5 million in 1997, $4.7 million in 1996 and $3.9 million in 1995. Amortization of capitalized leases, which expired in 1997, amounted to $.9 million in 1997, $1.7 million in 1996 and $1.6 million in 1995.

     Minimum annual rentals on operating leases for the five years subsequent to 1997 and thereafter are as follows (in thousands):

1998.......................................................  $ 8,142
1999.......................................................    7,152
2000.......................................................    2,673
2001.......................................................    1,472
2002.......................................................    1,134
  Thereafter...............................................      707
                                                             -------
                                                             $21,280
                                                             =======

     The Company is involved in litigation incidental to its business. In the opinion of management, the expected outcome of such litigation will not materially affect the Company's financial position or results of operations.

SPECIAL ITEMS

     In 1995, the Company sold the assets of a division which manufacturers switches, push-buttons and electroluminescent panels used in commercial aircraft. Total cash proceeds were approximately $7.7 million resulting in a gain before income taxes of $3.1 million. Operating results of the division were not material to the Company's consolidated operating results.

     In 1995, the Company agreed to purchase a building to consolidate national service and computer center operations at a larger facility. The related decision to sublease the corporate offices for the remaining lease term resulted in a $2.8 million charge for the net lease commitment.

BUSINESS SEGMENT INFORMATION

     Depreciation and amortization, identifiable assets, and capital expenditures by business segment are as follows (in thousands):

                                                          YEAR ENDED DECEMBER 31
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Depreciation and amortization
  Electronics......................................  $  2,784    $  2,077    $  2,007
  Graphics Imaging.................................       704         444         185
  Recreational Products............................       232         225         215
  Corporate........................................     6,280       3,482       3,533
                                                     --------    --------    --------
                                                     $ 10,000    $  6,228    $  5,940
                                                     ========    ========    ========
Identifiable assets
  Electronics......................................  $326,636    $143,631    $175,278
  Graphics Imaging.................................    53,477      51,184      22,553
  Recreational Products............................    18,840      19,064      16,548
  Corporate........................................    32,280      27,431      19,503
                                                     --------    --------    --------
                                                     $431,233    $241,310    $233,882
                                                     ========    ========    ========
Capital expenditures
  Electronics......................................  $  7,341    $  2,756    $  3,246
  Graphics Imaging.................................       138       1,079         574
  Recreational Products............................       212         467         196
  Corporate........................................     8,504       5,271       1,003
                                                     --------    --------    --------
                                                     $ 16,195    $  9,573    $  5,019
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

     During 1996 the Company purchased five graphics distribution businesses for approximately $10.8 million in cash and the issuance of 153,148 shares of common stock. The Company purchased two distribution businesses during 1995 for approximately $3.4 million in cash. Goodwill related to these transactions was not significant. Operating results for the purchased businesses were not significant.

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          QUARTER ENDED
                                                           --------------------------------------------
                                                           MAR. 31     JUN. 30     SEP. 30     DEC. 31
                                                           --------    --------    --------    --------
YEAR ENDED DECEMBER 31, 1997
Net sales................................................  $218,503    $233,779    $225,448    $213,007
                                                           --------    --------    --------    --------
Costs and expenses
  Cost of products sold..................................   170,820     184,787     178,234     169,227
  Selling and administrative.............................    36,807      36,940      34,489      34,258
  Depreciation and amortization..........................     2,567       2,593       2,385       2,455
  Interest...............................................     2,681       2,908       3,221       3,499
  Integration charge.....................................     4,100
                                                           --------    --------    --------    --------
                                                            216,975     227,228     218,329     209,439
                                                           --------    --------    --------    --------
Income before income taxes and extraordinary loss........     1,528       6,551       7,119       3,568
Income tax provision.....................................       699       3,082       3,311       1,593
                                                           --------    --------    --------    --------
Income before extraordinary loss.........................       829       3,469       3,808       1,975
Loss on early retirement of debt.........................       675
                                                           --------    --------    --------    --------
Net income...............................................  $    154    $  3,469    $  3,808    $  1,975
                                                           ========    ========    ========    ========
SHARE AND PER SHARE DATA
BASIC
  Income before extraordinary loss.......................  $    .09    $    .38    $    .42    $    .21
                                                           ========    ========    ========    ========
  Net income.............................................  $    .02    $    .38    $    .42    $    .21
                                                           ========    ========    ========    ========
  Weighted average common shares.........................     9,069       9,113       9,171       9,274
                                                           ========    ========    ========    ========
DILUTED
  Income before extraordinary loss.......................  $    .09    $    .37    $    .40    $    .21
                                                           ========    ========    ========    ========
  Net income.............................................  $    .02    $    .37    $    .40    $    .21
                                                           ========    ========    ========    ========
  Weighted average common shares.........................     9,388       9,321       9,494       9,515
                                                           ========    ========    ========    ========

YEAR ENDED DECEMBER 31, 1996
Net sales................................................  $143,050    $156,709    $164,306    $159,128
Costs and expenses
  Cost of products sold..................................   110,511     121,665     128,594     124,864
  Selling and administrative.............................    24,480      24,766      25,658      25,293
  Depreciation and amortization..........................     1,559       1,486       1,550       1,633
  Interest...............................................       959         885         952         877
                                                           --------    --------    --------    --------
                                                            137,509     148,802     156,754     152,667
                                                           --------    --------    --------    --------
Income before income taxes...............................     5,541       7,907       7,552       6,461
Income tax provision.....................................     2,329       3,319       3,172       2,714
                                                           --------    --------    --------    --------
Net income...............................................  $  3,212    $  4,588    $  4,380    $  3,747
                                                           ========    ========    ========    ========
SHARE AND PER SHARE DATA
BASIC
  Net income.............................................  $    .37    $    .52    $    .49    $    .42
                                                           ========    ========    ========    ========
  Weighted average common shares.........................     8,746       8,843       8,867       8,953
                                                           ========    ========    ========    ========
DILUTED
  Net income.............................................  $    .36    $    .50    $    .48    $    .41
                                                           ========    ========    ========    ========
  Weighted average common shares.........................     9,053       9,138       9,051       9,193
                                                           ========    ========    ========    ========

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                              ADDITIONS   DEDUCTIONS
                                                              ---------   ----------
                                                 BALANCE AT   CHARGE TO    ACCOUNTS    BALANCE AT
                                                 BEGINNING    COSTS AND    CHARGED        END
                  DESCRIPTION                    OF PERIOD    EXPENSES       OFF       OF PERIOD
                  -----------                    ----------   ---------   ----------   ----------
Allowance for doubtful accounts:
  Year ended December 31:
     1995......................................    $1,041       1,716        1,285       $1,472
     1996......................................    $1,472       1,235        1,081       $1,626
     1997......................................    $1,626       2,138        1,091       $2,673

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors: The information required by Item 10 with respect to directors appears in the Proxy Statement for the 1998 Annual Meeting of Shareholders and is hereby incorporated by reference.

     (b) Executive Officers: The information required by Item 10 with respect to Executive Officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 appears in the Proxy Statement for the 1998 Annual Meeting of Shareholders and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 appears under "Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Shareholders and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 appears in the Proxy Statement for the 1998 Annual Meeting of Shareholders and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

       The Consolidated Financial Statements and Report of Independent Accountants dated January 28, 1998 are included under Item 8 of this Annual Report on Form 10-K.

     2.FINANCIAL STATEMENT SCHEDULE:

       The financial statement schedule listed in the Index to Financial Statements included under Item 8 is filed as part of this Annual Report on Form 10-K.

     3. EXHIBITS:

        2.(a) Agreement and Plan of Merger, dated as of November 26, 1996 among Registrant, ME Acquisitions, Inc., and Milgray
               Electronics, Inc. is incorporated by reference to Exhibit
               2.1 of the Form 8-K dated January 7, 1997.
        3.(a) The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant's Form 8-B dated March 22, 1995, as amended.
        4.(a) The Specimen of Registrant's Common Stock certificates is incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant's Form 8-B filed January 15, 1980.
          (b)  Warrant Agreement dated September 15, 1993 including Form of
               Warrant Certificate issued to the named Insurance Companies included in the Note Purchase Agreement dated February 1,
               1991, as amended, is incorporated by reference to Exhibit
               4.e of the Form 10-K dated June 30, 1993.
       10.(a)  The Employment and Deferred Compensation Agreements dated
               January 1, 1979 and the Amendment thereto dated August 6,
               1979 concerning certain officers of Registrant are incorporated by reference to Exhibits 9A, 9C and 9D to Amendment number 1 to Registrant's Form 8-B dated November
               19, 1979.
          (b) The 1990 Stock Option and Incentive Plan is incorporated by reference to Exhibit A of Registrant's definitive Proxy
               Statement (File No. 1-7899) filed in connection with the
               Annual Meeting of Shareholders held October 29, 1990.
          (c)  The 1993 Employees' Stock Purchase Plan is incorporated by reference to Exhibit A of Registrant's definitive Proxy
               Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993.
          (d)  The Amendment to Employment and Deferred Compensation
               Agreement dated September 14, 1994 is incorporated by reference to Exhibit (10) of the Registrant's Quarterly
               Report on Form 10-Q dated September 30, 1994.
          (e)  The Bell Industries, Inc. Directors' Retirement Plan for
               Non-employees is incorporated by reference to Exhibit (99) of the Registrant's Quarterly Report on Form 10-Q dated
               September 30, 1994.
          (f)  The 1994 Stock Option Plan is incorporated by reference to
               Exhibit A of the Registrant's definitive Proxy Statement
               (File No. 1-7899) filed in connection with the Annual
               Meeting of Shareholders held on November 1, 1994.
          (g)  Employment and Deferred Compensation Agreement dated
               February 15, 1995 between the Registrant and Paul F.
               Doucette is incorporated by reference to Exhibit 10.8 to Registrant's Form 8-B dated March 22, 1995, as amended.
          (h) Form of Severance Agreement between the Registrant and its executive officers, other than Messrs. Williams and Doucette is incorporated by reference to Exhibit 10.9 to Registrant's
               Form 8-B dated March 22, 1995, as amended.

          (i) Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by reference to Exhibit 10.10 to Registrant's Form 8-B dated
               March 22, 1995, as amended.
          (j)  The Amendment to Employment and Deferred Compensation
               Agreement dated September 26, 1995 is incorporated by reference to Exhibit 10.k to Registrant's Form 10-K dated
               December 31, 1995.
          (k) Non-Employee Directors' Stock Option Plan, as revised is, incorporated by reference to Exhibit 10.l to Registrant's
               Form 10-K dated December 31, 1995.
          (l)  Form of Stock Option Agreement between the Registrant and
               Non-employee Directors is incorporated by reference to
               Exhibit 10.m to Registrant's Form 10-K dated December 31,
               1995.
          (m)  Asset Purchase Agreement by and between Bell Industries,
               Inc. and IDD Aerospace Corp. dated October 2, 1995 is incorporated by reference to Exhibit 10.n to Registrant's
               Form 10-K dated December 31, 1995.
          (n)  The Amendment to Employment and Deferred Compensation
               Agreement between the Registrant and Theodore Williams dated
               November 21, 1996 is incorporated by reference to Exhibit
               10.n to Registrant's 10-K dated December 31, 1996.
          (o)  Credit Agreement dated as of January 7, 1997 among
               Registrant, Bell Ontario Holding, Inc., the Lenders listed therein, and Union Bank of California, N.A., as agent (which includes, among the Exhibits, Form of Company Security
               Agreement, Form of Company Pledge Agreement, Form of
               Subsidiary Security Agreement, Form of Subsidiary Guarantee and Form of Subsidiary Pledge Agreement) is incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated
               January 7, 1997.
          (p)  Amendments No. 1, 2, 3 and 4 to the Credit Agreement dated
               January 21, 1997, February 7, 1997, August 1, 1997 and
               December 31, 1997 among Registrant, Bell Ontario Holding,
               Inc., the Lenders listed therein, and Union Bank of California, N.A., as agent.
          (q)  Severance Agreement dated as of January 20, 1997 between the
               Registrant and Bruce M. Jaffe is incorporated by reference and Exhibit 10.p to Registrant's Form 10-K dated December
               31, 1996.
          (r) Amendment to the 1994 Stock Option Plan dated August 8, 1997 is incorporated by reference to Exhibit 99 to Registrant's
               Form 10-Q dated June 30, 1997.
          (s) Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August 12, 1997 is incorporated by reference to
               Exhibit 4.1.1 to Registrant's Form S-8 dated August 12,
               1997.
          (t) 1997 Deferred Compensation Plan dated August 27, 1997 is incorporated by reference to Registrant's Form S-8 dated
               August 28, 1997.
       21.     Subsidiaries of the Registrant.
       23.     Consent of Independent Accountants.
       27.     Financial Data Schedule.

(b) REPORTS ON FORM 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELL INDUSTRIES, INC.

                                          By: /s/ GORDON GRAHAM
                                            ------------------------------------
                                            Gordon Graham
                                            President and Chief Executive
                                              Officer
Date: March 6, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

/s/ THEODORE WILLIAMS                                  Chairman of the Board
-----------------------------------------------------
Theodore Williams

/s/ HERBERT S. DAVIDSON                                Vice Chairman of the Board
-----------------------------------------------------
Herbert S. Davidson

/s/ GORDON GRAHAM                                      President and Chief Executive Officer
-----------------------------------------------------
Gordon M. Graham

/s/ JOHN J. COST                                       Director and Secretary
-----------------------------------------------------
John J. Cost

/s/ ANTHONY L. CRAIG                                   Director
-----------------------------------------------------
Anthony L. Craig

/s/ MILTON ROSENBERG                                   Director
-----------------------------------------------------
Milton Rosenberg

/s/ TRACY A. EDWARDS                                   Executive Vice President -- Finance and
-----------------------------------------------------  Operations and Chief Financial and Accounting
Tracy A. Edwards                                       Officer

                                 EXHIBIT INDEX

EXHIBITS
--------
 (2)  Agreement and Plan of Merger dated as of November 26, 1996 among
      Registrant, ME Acquisition, Inc. and Milgray Electronics, Inc....    (*)
 (3)  Articles of incorporation and by-laws............................    (*)
 (4)  Instruments defining the rights of security holders, including indentures.......................................................
      (a)  Specimen of Registrant's Common Stock certificate...........    (*)
      (b)  Warrant Agreement dated September 15, 1993 including Form of
           Warrant Certificate issued to the named Insurance Companies included in the Note Purchase Agreement dated February 1,
           1991, as amended............................................    (*)
(10)  Material contracts...............................................
      (a)  The Employment and Deferred Compensation Agreements dated
           January 1, 1979 and the Amendment thereto dated August 6,
           1979 concerning certain officers of Registrant..............    (*)
      (b)  The 1990 Stock Option and Incentive Plan included as Exhibit
           A to Registrant's definitive Proxy Statement (File No.
           1-7899) filed in connection with the Annual Meeting of
           Shareholders held October 29, 1990..........................    (*)
      (c)  The 1993 Employees' Stock Purchase Plan included as Exhibit
           A to Registrant's definitive Proxy Statement (File No.
           1-7899) filed in connection with the Annual Meeting of
           Shareholders held November 2, 1993..........................    (*)
      (d)  The Amendment to Employment and Deferred Compensation
           Agreement dated September 14, 1994 included as to Exhibit
           (10) of the Registrant's Quarterly Report on Form 10-Q dated
           September 30, 1994..........................................    (*)
      (e)  The Bell Industries, Inc. Directors' Retirement Plan for
           Non-employees included as Exhibit (99) of the Registrant's
           Quarterly Report on Form 10-Q dated September 30, 1994......    (*)
      (f)  The 1994 Stock Option Plan included as Exhibit A of the
           Registrant's definitive Proxy Statement (File No. 1-7899)
           filed in connection with the Annual Meeting of Shareholders
           held on November 1, 1994....................................    (*)
      (g)  Employment and Deferred Compensation Agreement dated
           February 15, 1995 between the Registrant and Paul F.
           Doucette....................................................    (*)
      (h)  Form of Severance Compensation Agreement between the
           Registrant and its executive officers, other than Messrs.
           Williams and Doucette.......................................    (*)
      (i)  Form of Indemnity Agreement between the Registrant and its
           executive officers and directors............................    (*)
      (j)  The Amendment to Employment and Deferred Compensation
           Agreement dated September 26, 1995..........................    (*)
      (k)  Non-Employee Directors' Stock Option Plan, as revised.......    (*)
      (l)  Form of Stock Option Agreement between the Registrant and
           Non-employee Directors......................................    (*)
      (m)  Asset Purchase Agreement by and between Bell Industries,
           Inc. and IDD Aerospace Corp. dated October 2, 1995..........    (*)
      (n)  The Amendment to Employment and Deferred Compensation
           Agreement dated November 21, 1996...........................    (*)

      (o)  Credit Agreement dated as of January 7, 1997 among Registrant, Bell Ontario
           Holding, Inc., the Lenders named therein, and Union Bank of California, as
           agent.                                                                         (*)
      (p)  Amendments No. 1, 2, 3 and 4 to the Credit Agreement dated January 21,
           1997, February 7, 1997, August 1, 1997 and December 31, 1997 among
           Registrant, Bell Ontario Holding, Inc., the Lenders listed therein, and
           Union Bank of California, N.A., as agent...........................
      (q)  Severance Agreement dated January 20, 1997 between the Registrant and Bruce
           M. Jaffe...........................................................            (*)
      (r)  Amendment to the 1994 Stock Option Plan dated August 8, 1997.......            (*)
      (s)  Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August
           12, 1997...........................................................            (*)
      (t)  1997 Deferred Compensation Plan dated August 27, 1997..............            (*)
(21)  Subsidiaries of the Registrant
(23)  Consent of Independent Accountants
(27)  Financial Data Schedule

---------------

(*) Incorporated by reference.