Form 10-Q
period 1998-03-31
BELL INDUSTRIES INC /NEW/
filed 1998-04-30
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                          Quarter ended March 31, 1998

                         Commission file number 1-11471



                              BELL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)


            California                                       95-2039211
   (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                       Identification No.)


2201 E. El Segundo Blvd., Los Angeles, California            90245-4608
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


                        YES   [X]         NO [ ]


Indicate the number of shares outstanding of the Registrant's class of common stock, as of April 13, 1998: 9,345,395 shares.

                         Part I - FINANCIAL INFORMATION


Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Income
(In thousands, except per share data)

                                                         Three months ended
                                                             March 31
                                                      -----------------------
                                                        1998          1997
                                                      --------      --------
Net sales                                             $213,415      $218,503
                                                      --------      --------

Costs and expenses
    Cost of products sold                              169,815       170,820
    Selling and administrative                          32,963        36,807
    Depreciation and amortization                        2,603         2,567
    Interest expense                                     3,460         2,681
    Integration charge                                                 4,100
                                                      --------      --------
                                                       208,841       216,975
                                                      --------      --------

Income before income taxes and
    extraordinary loss                                   4,574         1,528
Income tax provision                                     2,133           699
                                                      --------      --------

Income before extraordinary loss                         2,441           829
Loss on early retirement of debt, net of tax                             675
                                                      --------      --------

Net income                                            $  2,441      $    154
                                                      ========      ========

Share and Per Share Data
BASIC
    Income before extraordinary loss                  $   0.26      $   0.09
    Loss on early retirement of debt, net of tax                        0.07
                                                      --------      --------
    Net income                                        $   0.26      $   0.02
                                                      ========      ========
    Weighted average common shares                       9,330         9,069
                                                      ========      ========

DILUTED
    Income before extraordinary loss                  $   0.26      $   0.09
    Loss on early retirement of debt, net of tax                        0.07
                                                      --------      --------
    Net income                                        $   0.26      $   0.02
                                                      ========      ========
    Weighted average common shares                       9,446         9,388
                                                      ========      ========



     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

                                                          March 31     December 31
                                                            1998           1997
                                                          ---------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                             $ 12,795      $  5,377
    Accounts receivable,
        less allowance for doubtful accounts
           of $2,746 and $2,673                            120,686       120,900
    Inventories                                            164,933       173,801
    Prepaid expenses and other                               9,450         8,990
                                                          --------      --------
        Total current assets                               307,864       309,068
                                                          --------      --------

Properties, net                                             43,965        42,079
Goodwill                                                    71,936        72,758
Other assets                                                 7,739         7,328
                                                          --------      --------

                                                          $431,504      $431,233
                                                          ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $ 75,898      $ 67,121
    Accrued liabilities and payroll                         28,589        26,435
    Current portion of long-term liabilities                 8,125         7,500
                                                          --------      --------
        Total current liabilities                          112,612       101,056
                                                          --------      --------

Long-term debt                                             157,980       172,330

Deferred compensation and other                              6,993         6,495

Shareholders' equity:
    Preferred stock
        Authorized - 1,000,000 shares
        Outstanding - none
    Common stock
        Authorized - 35,000,000 shares
        Outstanding - 9,340,226 and 9,326,391 shares       100,535       100,410
    Reinvested earnings                                     53,384        50,942
                                                          --------      --------
        Total shareholders' equity                         153,919       151,352
Commitments and contingencies
                                                          --------      --------
                                                          $431,504      $431,233
                                                          ========      ========



     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(In thousands)

                                                                 Three months ended
                                                                      March 31
                                                             -------------------------
                                                                1998           1997
                                                             ---------       ---------
Cash flows from operating activities:
    Net income                                               $   2,441       $     154
    Depreciation and amortization                                1,639           1,647
    Amortization of intangibles                                    964             920
    Provision for losses on accounts receivable                    396             579
    Integration charge                                                           4,100
    Loss on early retirement of debt                                               675
    Changes in assets and liabilities,
        net of acquisitions                                     19,104           4,574
                                                             ---------       ---------
           Net cash provided by operating activities            24,544          12,649
                                                             ---------       ---------

Cash flows from investing activities:
    Purchases of properties                                     (3,526)         (2,270)
    Purchase of business                                                      (100,404)
                                                             ---------       ---------
           Net cash used in investing activities                (3,526)       (102,674)
                                                             ---------       ---------

Cash flows from financing activities:
    Bank borrowings(payments), net                             (13,725)        114,662
    Employee stock plans and other                                 125             805
    Debt issuance costs                                                         (2,770)
    Payments on Senior Notes and capital leases                                (25,162)
                                                             ---------       ---------
           Net cash provided by (used in)
               financing activities                            (13,600)         87,535
                                                             ---------       ---------

Net increase (decrease) in cash and cash equivalents             7,418          (2,490)
Cash and cash equivalents at beginning of period                 5,377          12,097
                                                             ---------       ---------

Cash and cash equivalents at end of period                   $  12,795       $   9,607
                                                             =========       =========

Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                      $    (182)      $  (2,311)
    Inventories                                                  8,868           1,447
    Accounts payable                                             8,777           5,184
    Accrued liabilities and deferred compensation                2,652          (2,312)
    Other                                                       (1,011)          2,566
                                                             ---------       ---------
           Net change                                        $  19,104       $   4,574
                                                             =========       =========

Supplemental cash flow information:
    Interest paid                                            $   2,806       $   2,656
    Income taxes paid                                        $      68       $     539


     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Notes to Consolidated Financial Statements


Accounting Principles

The financial information included herein has been prepared in conformity with the accounting principles reflected in the financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of operations by business segment for the three months ended March 31, 1998 and 1997 were as follows (in thousands):



                                                     Three months ended
                                                          March 31
                                                  -------------------------
                                                     1998            1997
                                                  ---------       ---------
Net sales
    Electronics                                   $ 168,491       $ 170,770
    Graphics Imaging                                 35,131          38,334
    Recreational Products                             9,793           9,399
                                                  ---------       ---------
                                                  $ 213,415       $ 218,503
                                                  =========       =========
Operating income
    Electronics(1)                                $   9,821       $   5,437
    Graphics Imaging                                  1,011           1,232
    Recreational Products                               404             210
                                                  ---------       ---------
                                                     11,236           6,879
Corporate costs                                      (3,202)         (2,670)
Interest expense                                     (3,460)         (2,681)
Income tax provision                                 (2,133)           (699)
                                                  ---------       ---------

Income before extraordinary loss                      2,441             829
Loss on early retirement of debt, net of tax                            675
                                                  ---------       ---------

Net income                                        $   2,441       $     154
                                                  =========       =========


(1) Includes before-tax integration charge of $4.1 million recorded in first quarter of 1997.


Net sales for the first quarter of 1998 declined slightly when compared to the same period in 1997, primarily as a result of market softness in the Electronics and Graphics Imaging Groups. The Company's profitability, excluding special and extraordinary charges, was positively impacted by operating cost reductions in the Electronics Group and negatively impacted by higher interest costs associated with increased investment in working capital, and increased corporate costs primarily related to information systems.

In the first quarter of 1997, the Company completed the acquisition of Milgray Electronics, Inc. In connection with the acquisition, the Company recorded a special before-tax charge totaling $4.1 million for costs associated with the integration of Milgray, including provisions for severance, lease and related exit costs, and costs related to supplier terminations. In addition, the Company recorded an extraordinary loss of $675,000, net of tax, as a result of the early retirement of senior notes, which were replaced under the Company's new credit facility.

Sales of the Electronics Group decreased slightly to $168.5 million as compared to $170.8 million in the first quarter of 1997 while operating income increased to $9.8 million from $5.4 million in the comparable prior year period. Sales were impacted by softness in shipments of certain electronic components, primarily semiconductors. Excluding the special charge noted above, operating income increased primarily as a result of operating cost reductions arising from the Company's integration efforts. These reductions were partially offset by lower gross profit margins as industry-wide competitive pressures continued.

Graphics Imaging Group sales decreased to $35.1 million from $38.3 million in the first quarter of 1997 and operating income decreased to $1.0 million from $1.2 million in the comparable prior year period. Weaker market conditions, primarily in the central United States, contributed to decreased sales of consumable products and electronic imaging equipment.

Recreational Products Group sales increased to $9.8 million from $9.4 million in the first quarter of 1997 and operating income increased to $.4 million from $.2 million in the comparable prior year period. Improved operating results were primarily attributed to stronger performance from recently expanded operations in Michigan.

As a percentage of sales, cost of products sold increased to 79.6% from 78.2% in the first quarter of 1997, and selling and administrative expenses decreased to 15.5% from 16.9% in the first quarter of 1997. The Company's income tax rate was approximately 46% for both periods.

Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

                                    March 31     December 31
                                      1998          1997
                                    --------     -----------
Cash and cash equivalents           $ 12,795       $  5,377
Working capital                     $195,252       $208,012
Current ratio                          2.7:1          3.1:1
Long-term liabilities
    to total capitalization               52%            54%
Shareholders' equity per share      $  16.48       $  16.23
Days' sales in receivables                53             53
Days' sales in inventories                88             93


Net cash provided by operating activities was $24.5 million in the first quarter of 1998, compared to $12.6 million for the comparable period in 1997. Increased cash flows resulted from increased profits and working capital reductions. Operating cash flows were used to reduce borrowings under the Company's line of credit and to fund property additions, including information systems. In 1997, financing cash flows included bank borrowings to fund the acquisition of Milgray and the retirement of senior notes.

The Company believes that sufficient cash resources exist to support short-term requirements, including debt payments, and longer term objectives, either through available cash, bank borrowings, or cash generated from operations.

In April 1998, the Company was notified by one supplier that its franchise to distribute products will be terminated. Shipments of products from this supplier represented approximately 4% of the Company's revenue for the quarter ended March 31, 1998 and the year ended December 31, 1997. Management believes that the loss of future product sales associated with this franchise will be mitigated in the longer-term through the substitution and increased sales of existing product lines.

PART II - OTHER INFORMATION

Items 1 through 5.

               Not applicable

Item 6.        Exhibits and Reports on Form 8-K.

               (a) Exhibits:

                    27. Financial Data Schedule (for the fiscal quarter ended March 31, 1998).

                    27.1 Financial Data Schedule (for the fiscal year ended
                         December 31, 1995, the fiscal quarters ended March 31, June 30, September 30, 1996 and the fiscal year ended December 31, 1996).

                    27.2 Financial Data Schedule (for the fiscal quarters ended
                         March 31, June 30 and September 30, 1997).

               (b) Reports on Form 8-K:

                   None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BELL INDUSTRIES, INC.

                                       By:

DATE: April 29, 1998                   /s/ GORDON GRAHAM
                                       -----------------------------------------
                                       Gordon Graham,
                                       President and Chief Executive Officer



DATE: April 29, 1998                   /s/ TRACY A. EDWARDS
                                       -----------------------------------------
                                       Tracy A. Edwards,
                                       Executive Vice President-Finance
                                       and Operations, and Chief Financial
                                       Officer