Form 10-Q
period 1998-06-30
BELL INDUSTRIES INC /NEW/
filed 1998-08-06
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                           Quarter ended June 30, 1998

                         Commission file number 1-11471



                              BELL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)


           California                                            95-2039211
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


2201 East El Segundo Blvd., El Segundo, California               90245-4608
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


                      YES [X]                      NO [ ]


Indicate the number of shares outstanding of the Registrant's class of common stock, as of July 24, 1998: 9,430,854 shares.

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Income
(In thousands, except per share data)

                                      Three months ended       Six months ended
                                           June 30                 June 30
                                     --------------------    --------------------
                                       1998        1997        1998        1997
                                     --------    --------    --------    --------
Net sales                            $210,336    $233,779    $423,751    $452,282
                                     --------    --------    --------    --------

Costs and expenses
    Cost of products sold             168,243     184,787     338,058     355,607
    Selling and
        administrative expenses        32,528      36,940      65,491      73,747
    Depreciation and amortization       2,742       2,593       5,345       5,160
    Interest expense                    3,215       2,908       6,675       5,589
    Integration charge                                                      4,100
                                     --------    --------    --------    --------
                                      206,728     227,228     415,569     444,203
                                     --------    --------    --------    --------
Income before income taxes
    and extraordinary loss              3,608       6,551       8,182       8,079
Income tax provision                    1,697       3,082       3,830       3,781
                                     --------    --------    --------    --------

Income before
    extraordinary loss                  1,911       3,469       4,352       4,298
Loss on early retirement
    of debt, net of tax                                                       675
                                     --------    --------    --------    --------

Net income                           $  1,911    $  3,469    $  4,352    $  3,623
                                     ========    ========    ========    ========

Share and Per Share Data
BASIC
    Income before
        extraordinary loss           $   0.20    $   0.38    $   0.47    $   0.47
    Loss on early retirement
        of debt, net of tax                                                  0.07
                                     --------    --------    --------    --------
    Net income                       $   0.20    $   0.38    $   0.47    $   0.40
                                     ========    ========    ========    ========
    Weighted average common
        shares                          9,383       9,113       9,357       9,091
                                     ========    ========    ========    ========

DILUTED
    Income before
        extraordinary loss           $   0.20    $   0.37    $   0.46    $   0.46
    Loss on early retirement
        of debt, net of tax                                                  0.07
                                     --------    --------    --------    --------
    Net income                       $   0.20    $   0.37    $   0.46    $   0.39
                                     ========    ========    ========    ========
    Weighted average common
        shares                          9,475       9,321       9,460       9,355
                                     ========    ========    ========    ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Condensed Consolidated Balance Sheet
(Dollars in thousands)

                                                            June 30   December 31
                                                              1998        1997
                                                            --------    --------
ASSETS
Current assets:
    Cash and cash equivalents                               $ 10,629    $  5,377
    Accounts receivable,
        less allowance for doubtful
           accounts of $2,199 and $2,673                     115,072     120,900
    Inventories                                              157,111     173,801
    Prepaid expenses and other                                 9,015       8,990
                                                            --------    --------
        Total current assets                                 291,827     309,068
                                                            --------    --------

Properties, net                                               44,374      42,079
Goodwill                                                      71,248      72,758
Other assets                                                   8,542       7,328
                                                            --------    --------
                                                            $415,991    $431,233
                                                            ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $ 71,302    $ 67,121
    Accrued liabilities and payroll                           24,073      26,435
    Current portion of long-term liabilities                   8,750       7,500
                                                            --------    --------
        Total current liabilities                            104,125     101,056
                                                            --------    --------

Long-term debt                                               147,418     172,330

Deferred compensation and other                                7,937       6,495

Shareholders' equity:
    Preferred stock
        Authorized - 1,000,000 shares
        Outstanding - none
    Common stock
        Authorized - 35,000,000 shares
        Outstanding -9,407,300 and 9,326,391 shares          101,217     100,410
    Reinvested earnings                                       55,294      50,942
                                                            --------    --------
        Total shareholders' equity                           156,511     151,352
Commitments and contingencies
                                                            --------    --------
                                                            $415,991    $431,233
                                                            ========    ========



     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(In thousands)

                                                               Six months ended
                                                                   June 30
                                                           -----------------------
                                                              1998          1997
                                                           ---------     ---------
Cash flows from operating activities:
    Net income                                             $   4,352     $   3,623
    Depreciation and amortization                              3,422         3,299
    Amortization of intangibles                                1,923         1,861
    Provision for losses on accounts receivable                  754         1,137
    Integration charge                                                       4,100
    Loss on early retirement of debt                                           675
    Changes in assets and liabilities,
        net of acquisitions                                   23,373        (8,003)
                                                           ---------     ---------
           Net cash provided by operating activities          33,824         6,692
                                                           ---------     ---------

Cash flows from investing activities:
    Purchases of properties                                   (5,717)       (6,279)
    Purchase of business                                                  (100,404)
                                                           ---------     ---------
           Net cash used in investing activities              (5,717)     (106,683)
                                                           ---------     ---------

Cash flows from financing activities:
    Bank borrowings (payments), net                          (23,662)      118,892
    Employee stock plans and other                               807         1,282
    Payments on Senior Notes                                               (24,700)
                                                           ---------     ---------
           Net cash provided by (used in)
               financing activities                          (22,855)       95,474
                                                           ---------     ---------

Net increase (decrease) in cash and cash equivalents           5,252        (4,517)
Cash and cash equivalents at beginning of period               5,377        12,097
                                                           ---------     ---------

Cash and cash equivalents at end of period                 $  10,629     $   7,580
                                                           =========     =========

Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                    $   5,074     $ (12,356)
    Inventories                                               16,690        (4,989)
    Accounts payable                                           4,181        13,590
    Accrued liabilities                                         (920)       (3,955)
    Other                                                     (1,652)         (293)
                                                           ---------     ---------
           Net change                                      $  23,373     $  (8,003)
                                                           =========     =========

Supplemental cash flow information:
    Interest paid                                          $   6,157     $   5,155
    Income taxes paid                                      $             $   2,992


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

Proposed Sale of Graphics Imaging Group

In July 1998, the Company signed a letter of intent to sell its Graphics Imaging Group to PrimeSource Corporation, a New Jersey based distributor and systems integrator serving the printing, publishing and graphic arts industries. The transaction is subject to customary due diligence and is anticipated to close during the Company's third quarter ending September 30, 1998. The Company expects to record a gain on the transaction.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of operations by business segment for the three months and six months ended June 30, 1998 and 1997 were as follows (in thousands):

                                       Three months ended           Six months ended
                                            June 30                     June 30
                                    -----------------------     -----------------------
                                       1998          1997         1998          1997
                                    ---------     ---------     ---------     ---------
Net sales
    Electronics                     $ 158,933     $ 180,009     $ 327,424     $ 350,779
    Graphics Imaging                   36,343        40,160        71,474        78,494
    Recreational Products              15,060        13,610        24,853        23,009
                                    ---------     ---------     ---------     ---------
                                    $ 210,336     $ 233,779     $ 423,751     $ 452,282
                                    =========     =========     =========     =========

Operating income
    Electronics (1)                 $   6,773     $  10,161     $  16,594     $  15,598
    Graphics Imaging                    1,643         1,012         2,654         2,244
    Recreational Products               1,504         1,211         1,908         1,421
                                    ---------     ---------     ---------     ---------
                                        9,920        12,384        21,156        19,263

Corporate costs                        (3,097)       (2,925)       (6,299)       (5,595)
Interest expense                       (3,215)       (2,908)       (6,675)       (5,589)
Income tax provision                   (1,697)       (3,082)       (3,830)       (3,781)
                                    ---------     ---------     ---------     ---------

Income before extraordinary loss        1,911         3,469         4,352         4,298
Loss on early retirement
    of debt, net of tax                                                             675
                                    ---------     ---------     ---------     ---------

Net income                          $   1,911     $   3,469     $   4,352     $   3,623
                                    =========     =========     =========     =========

Note:
(1) Includes before-tax special charge of $4.1 million recorded in first quarter of 1997.


Net sales for the six months ended June 30, 1998, decreased approximately 6% to $423.8 million from $452.3 million in 1997, while operating income increased to $21.2 million as compared to $19.3 million in the comparable 1997 period. For the three months ended June 30, 1998, the Company's net sales decreased to $210.3 million from $233.8 million in 1997. Operating income decreased to $9.9 million as compared to $12.4 million in the 1997 period. Operating income for the six months ended June 30, 1997 included a special charge of $4.1 million recorded during the first quarter.

The Company's profitability, excluding special and extraordinary charges incurred in the prior year, was negatively impacted by softness in its core electronics distribution business, reduced gross profit margins caused by competitive market conditions and higher interest costs. Partially offsetting these factors were generally lower operating expenses.

In the first quarter of 1997 the Company completed the acquisition of Milgray Electronics, Inc. In connection with the acquisition, the Company recorded a special before-tax charge of $4.1 million for costs associated with the integration of Milgray, including provision for severance costs, related exit costs, and costs related to supplier terminations. In addition, the Company recorded an extraordinary charge of $675,000 ($.07 per share), net of taxes, relating to the early retirement of Senior notes, which were replaced under the Company's new credit facility.

Sales of the Electronics Group for the six months ended June 30, 1998, decreased to $327.4 million as compared to $350.8 million in the comparable 1997 period while operating income increased to $16.6 million from $15.6 million in the 1997 period. For the three months ended June 30, 1998, Electronics Group sales decreased to $158.9 million as compared to $180.0 million in the comparable 1997 period and operating income decreased to $6.8 million from $10.2 million in the 1997 period. Sales for the three and six month periods ended June 30, 1998 were impacted by softness in shipments of electronic components caused by fundamental changes in customer buying patterns and worldwide market conditions. Excluding the special charge noted above, operating income declined for the three and six month periods reflecting lower gross profit margins caused by industry-wide competitive pressures.

Graphics Imaging Group sales for the six months ended June 30, 1998 decreased to $71.5 million from $78.5 million in the comparable 1997 period, while operating income increased to $2.7 million from $2.2 million in the 1997 period. For the three months ended June 30, 1998, sales decreased to $36.3 million from $40.2 million for the comparable 1997 period while operating income increased to $1.6 million from $1.0 million in the 1997 period. Increased operating income was primarily attributable to reduced operating expenses, particularly at more recently acquired locations.

Recreational Products Group sales for the six months ended June 30, 1998 increased to $24.9 million from $23.0 million in the comparable 1997 period and operating income increased to $1.9 million from $1.4 million in the 1997 period. For the three months ended June 30, 1998, sales increased to $15.1 million from $13.6 million for the comparable 1997 period and operating income increased to $1.5 million from $1.2 million in the 1997 period. Increased sales and operating income reflected strong performance from recently expanded operations in Michigan and favorable weather conditions.

As a percentage of sales, cost of products sold for the six months ended June 30, 1998 increased to 79.8% from 78.6%, while selling and administrative expenses as a percent of sales decreased to 15.5% from 16.3%. Lower operating expenses reflected the Company's cost containment efforts. The Company's income tax rate was 46.8% for both six month periods presented.

Selected financial position data is set forth in the following table (dollars in thousands, except per share amounts):

                                                   June 30            December 31
                                                     1998                1997
                                                   --------           -----------
Cash and cash equivalents                          $ 10,629            $  5,377
Working capital                                    $187,702            $208,012
Current ratio                                         2.8:1               3.1:1
Long-term liabilities
    to total capitalization                              50%                 54%
Shareholders' equity per share                     $  16.64            $  16.23
Days' sales in receivables                               51                  53
Days' sales in inventories                               85                  93


Net cash provided by operating activities was $33.8 million for the six months ended June 30, 1998, compared to $6.7 million for the comparable 1997 period. Increased operating cash flows resulted primarily from working capital reductions. Operating cash flows were used to reduce borrowings under the Company's line of credit and to fund property additions, including improvements to the new electronics distribution center in Ontario, California. In 1997, financing cash flows included bank borrowings used to fund the acquisition of Milgray and the retirement of Senior notes.

In July 1998, the Company signed a letter of intent to sell its Graphics Imaging Group. The transaction is subject to customary due diligence and is anticipated to close during the Company's third quarter. Anticipated net proceeds from the sale will be used to reduce borrowings under the Company's line of credit and for general corporate purposes.

The Company believes that sufficient cash resources exist to support short-term requirements, including debt and lease payments, and longer term objectives, either through available cash, bank borrowings, or cash generated from operations.

PART II - OTHER INFORMATION

Items 1 through 3.

               Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders.

               The Annual Meeting of Shareholders of Bell Industries was held on May 5, 1998 to act on the following matters.

1.             Election of Directors.

               The six incumbent directors - John J. Cost, Anthony L. Craig, Gordon Graham, Milton Rosenberg, Herbert S. Davidson and Theodore Williams - were re-elected. Directors will serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified. The vote was as follows:

                                                                 Votes           Votes
               Directors                    Votes for           against         withheld
               ---------                    ---------           -------         --------
               John J. Cost                 8,181,583             -0-            90,273
               Anthony L. Craig             8,187,854             -0-            84,002
               Herbert S. Davidson          8,175,337             -0-            96,519
               Gordon Graham                8,207,282             -0-            64,574
               Milton Rosenberg             8,208,157             -0-            63,699
               Theodore Williams            8,206,588             -0-            65,268

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

                                            BELL INDUSTRIES, INC.

                                            By:

DATE:          August 5, 1998               /s/GORDON GRAHAM
                                            ------------------------------
                                            Gordon Graham,
                                            President and
                                            Chief Executive Officer



DATE:          August 5, 1998               /s/ TRACY A. EDWARDS
                                            ------------------------------
                                            Tracy A. Edwards,
                                            Executive Vice President-Finance
                                            and Operations, and Chief Financial
                                            Officer