Form 10-Q
period 1998-09-30
BELL INDUSTRIES INC /NEW/
filed 1998-11-16
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        Quarter ended September 30, 1998

                         Commission file number 1-11471



                              BELL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

            California                                     95-2039211
            ----------                                     ----------
   (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                     Identification No.)


 2201 East El Segundo Blvd., El Segundo, California          90245-4608
 --------------------------------------------------          ----------
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

Indicate the number of shares outstanding of the Registrant's class of common stock, as of November 9, 1998: 9,488,306 shares.

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Bell Industries, Inc.
Consolidated Statement of Operations
(In thousands, except per share data)

                                                          Three months ended                       Nine months ended
                                                             September 30                            September 30
                                                   ---------------------------------     ----------------------------------
                                                         1998             1997                  1998              1997
                                                         ----             ----                  ----              ----

Net sales                                          $       168,895   $       185,734      $        521,172  $       559,523
                                                   ---------------   ---------------      ----------------  ---------------
Costs and expenses
     Cost of products sold                                 136,766           144,713               414,982          434,502
     Selling and administrative                             26,741            29,539                83,745           93,255
     Depreciation and amortization                           2,141             2,177                 6,995            6,937
     Interest expense                                        2,992             3,221                 9,667            8,810
     Business system and
       corporate resizing charges                           13,800                                  13,800
     Integration charge                                                                                               4,100
                                                   ---------------   ---------------      ----------------  ---------------
                                                           182,440           179,650               529,189          547,604
                                                   ---------------   ---------------      ----------------  ---------------
Income(loss)from continuing
   operations before income taxes
     and extraordinary loss                                (13,545)            6,084                (8,017)          11,919
Income tax provision (benefit)                              (4,475)            2,876                (1,732)           5,715
                                                   ---------------   ---------------      ----------------  ---------------
Income(loss)from continuing
     operations before extraordinary loss                   (9,070)            3,208                (6,285)           6,204
Income from discontinued
     operations, net of tax                                    330               600                 1,897            1,902
Gain on sale of discontinued
     operations, net of tax                                  1,748                                   1,748
Loss on early retirement
     of debt, net of tax                                                                                               (675)
                                                   ---------------   ---------------      ----------------  ---------------
Net income (loss)                                  $        (6,992)  $         3,808      $         (2,640) $         7,431
                                                   ===============   ===============      ================  ===============

Share and Per Share Data
BASIC
     Income (loss) from continuing
         operations before
         extraordinary loss                        $         (0.96)  $          0.35      $          (0.67) $          0.68
     Income from discontinued
         operations                                           0.03              0.07                  0.20             0.21
     Gain on sale of discontinued
         operations                                           0.19                                    0.19
     Loss on early retirement
         of debt                                                                                                      (0.07)
                                                   ---------------   ---------------      ----------------  ---------------
     Net income (loss)                             $        (0.74)   $          0.42      $          (0.28) $          0.82
                                                   ===============   ===============      ================  ===============
     Weighted average common
         shares                                              9,442             9,171                 9,385            9,118
                                                   ===============   ===============      ================  ===============
DILUTED
     Income (loss) from continuing
         operations before
         extraordinary loss                        $         (0.96)  $          0.34      $          (0.67) $          0.66
     Income from discontinued
         operations                                           0.03              0.06                  0.20             0.20
     Gain on sale of discontinued
         operations                                           0.19                                    0.19
     Loss on early retirement
         of debt                                                                                                      (0.07)
                                                   ---------------   ---------------      ----------------  ---------------
     Net income (loss)                             $         (0.74)  $          0.40      $          (0.28) $          0.79
                                                   ===============   ===============      ================  ===============
     Weighted average common
         shares                                              9,442             9,494                 9,385            9,401
                                                   ===============   ===============      ================  ===============


     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Condensed Consolidated Balance Sheet
(Dollars in thousands)

                                                                   September 30         December 31
                                                                       1998                1997
                                                                 ---------------      ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                   $         4,957      $         5,377
     Accounts receivable,
         less allowance for doubtful
              accounts of $2,009 and $2,673                               89,033              120,900
     Net receivable from sale of Graphics                                 12,257
     Inventories                                                         131,064              173,801
     Prepaid expenses and other                                           11,052                8,990
                                                                 ---------------      ---------------
         Total current assets                                            248,363              309,068
                                                                 ---------------      ---------------

Properties, net                                                           35,215               42,079
Goodwill                                                                  67,540               72,758
Other assets                                                               9,411                7,328
                                                                 ---------------      ---------------

                                                                 $       360,529      $       431,233
                                                                 ===============      ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $        51,799      $        67,121
     Accrued liabilities and payroll                                      27,315               26,435
     Current portion of long-term liabilities                              9,375                7,500
                                                                 ---------------      ---------------
         Total current liabilities                                        88,489              101,056
                                                                 ---------------      ---------------

Long-term debt                                                           114,710              172,330

Deferred compensation and other                                            7,105                6,495

Shareholders' equity:
     Preferred stock
         Authorized - 1,000,000 shares
         Outstanding - none
     Common stock
         Authorized - 35,000,000 shares
         Outstanding -9,488,306 and 9,326,391 shares                     101,925              100,410

     Reinvested earnings                                                  48,300               50,942
                                                                 ---------------      ---------------
         Total shareholders' equity                                      150,225              151,352
                                                                 ---------------      ---------------
Commitments and contingencies
                                                                 $       360,529      $       431,233
                                                                 ===============      ===============



     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(In thousands)

                                                                           Nine months ended
                                                                             September 30
                                                                  ------------------------------
                                                                      1998               1997
                                                                      ----               ----
Cash flows from operating activities:
     Net income (loss)                                             $     (2,640)      $     7,431
     Depreciation and amortization                                        4,835             4,750
     Amortization of intangibles                                          2,850             2,795
     Provision for losses on accounts receivable                          1,221             1,541
     Gain on sale of discontinued operations                             (1,748)
     Business system charge                                               8,000
     Integration charge                                                                     4,100
     Loss on early retirement of debt                                                         675
     Changes in assets and liabilities,
         net of acquisitions and discontinued operations                 17,722           (22,302)
                                                                   ------------       -----------
              Net cash provided by (used in)
                operating activities                                     30,240            (1,010)
                                                                   ------------       -----------

Cash flows from investing activities:
     Proceeds from sale of discontinued operations                       30,148
     Purchases of properties                                             (6,596)          (12,970)
     Purchase of business                                                                (100,404)
                                                                   ------------       -----------
              Net cash provided by (used in)
                investing activities                                     23,552          (113,374)
                                                                   ------------       -----------

Cash flows from financing activities:
     Bank borrowings (payments), net                                    (55,745)          130,807
     Employee stock plans and other                                       1,533             2,439
     Payments on Senior Notes                                                             (24,700)
                                                                   ------------       -----------
              Net cash provided by (used in)
                  financing activities                                  (54,212)          108,546
                                                                   ------------       -----------

Net decrease in cash and cash equivalents                                  (420)           (5,838)
Cash and cash equivalents at beginning of period                          5,377            12,097
                                                                   ------------       -----------

Cash and cash equivalents at end of period                         $      4,957       $     6,259
                                                                   ============       ===========

Changes in assets and liabilities, net of acquisitions
  and discontinued operations:
     Accounts receivable                                           $      6,420       $   (12,969)
     Inventories                                                         20,393           (12,718)
     Accounts payable                                                    (2,975)            4,533
     Accrued liabilities and other                                       (6,116)           (1,148)
                                                                   ------------       ------------
              Net change                                           $     17,722       $   (22,302)
                                                                   ============       ===========

Supplemental cash flow information:
     Interest paid                                                 $      9,834       $     8,524
     Income taxes paid                                             $        -0-       $     3,673


     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Notes to Condensed Consolidated Financial Statements


Accounting Policies
The financial information included herein has been prepared in conformity with the accounting principles reflected in the financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The operating results for the interim periods presented are not necessarily indicative of results for the full year.

Per Share Data
Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. For the three and nine month periods ended September 30, 1998 potentially dilutive securities were not included in the computation of the weighted average number of shares, as inclusion of such amounts would be antidilutive.

Proposed Sale of Electronics Distribution Group
On October 1, 1998, the Company agreed to sell its Electronics Distribution Group ("EDG"). The purchase price is approximately $185 million in cash and the assumption of substantially all of the liabilities of EDG, subject to post closing adjustments. The sale requires the approval of the Company's shareholders, along with customary regulatory review and is expected to close in early 1999.

Sale of Graphics Imaging Group
On September 14, 1998, the Company sold substantially all of the assets of its Graphics Imaging Group ("Graphics"). The net purchase price is approximately $40 million, subject to post closing adjustments and results in a $3.0 million pre-tax gain ($1.7 million net of tax). The results of Graphics have been classified as discontinued operations in the accompanying financial statements. For the nine months ended September 30, 1998 and 1997, Graphics had sales of $99.6 million and $118.2 million, respectively. For 1998, sales are included through the date of sale.

Non-cash Investing and Financing Activities
For the nine months ended September 30, 1998 and in connection with the sale of Graphics, non-cash investing activities included the recording of a net receivable, totaling $12,257 at September 30, 1998, collectible over the 90 day period following the sale. During the nine months ended September 30, 1997, non-cash investing and financing activities included the acquisition of a 265,000 square foot electronics distribution center in Ontario, California, which was financed through the assumption of Adjustable Tender Industrial Revenue Bonds due in 2015. The distribution center and related bonds were recorded at their estimated fair market values of $6.2 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

In September 1998, Bell completed the disposition of its Graphics Imaging Group ("Graphics"). Accordingly, the results of Graphics have been classified as discontinued operations in the accompanying financial statements. The Electronics segment set forth below includes the Company's Electronics Distribution Group, computer integration business, and electronics manufacturing business. On October 1, 1998, the Company entered into an agreement to sell its Electronics Distribution Group ("EDG") to Arrow Electronics, Inc. The sale requires the approval of the Company's shareholders, along with customary regulatory review and is expected to close in early 1999.

Results of operations by business segment for the three months and nine months ended September 30, 1998 and 1997 were as follows (in thousands):

                                              Three months ended                    Nine months ended
                                                 September 30                         September 30
                                      ---------------------------------    ---------------------------------
                                            1998             1997                1998              1997
                                            ----             ----                ----              ----
Net sales
     Electronics(1)                   $        155,851  $       172,355    $        483,275  $       523,134
     Recreational Products                      13,044           13,379              37,897           36,389
                                      ----------------  ---------------    ----------------  ---------------
                                      $        168,895  $       185,734    $        521,172  $       559,523
                                      ================  ===============    ================  ===============
Operating income
     Electronics (1, 2)               $            649  $        11,259    $         17,243  $        26,857
     Recreational Products                         809            1,031               2,717            2,452
                                      ----------------  ---------------    ----------------  ---------------
                                                 1,458           12,290              19,960           29,309

Corporate costs                                 (2,111)          (2,985)             (8,410)          (8,580)
Interest expense                                (2,992)          (3,221)             (9,667)          (8,810)
Business system and corporate
  resizing charges (3)                          (9,900)                              (9,900)
Income tax provision (benefit)                  (4,475)           2,876              (1,732)           5,715
                                      ----------------  ---------------    ----------------  ---------------

Income (loss) from continuing
  operations before
  extraordinary loss                            (9,070)           3,208              (6,285)           6,204
Income from discontinued
  operations, net of tax                           330              600               1,897            1,902
Gain on sale of discontinued
  operations, net of tax                         1,748                                1,748
Loss on early retirement
     of debt, net of tax                                                                                (675)
                                      ----------------  ---------------    ----------------  ---------------
Net income (loss)                     $         (6,992) $         3,808    $         (2,640) $         7,431
                                      ================  ===============    ================  ===============

NOTES:(1)     Includes the results of the Company's computer integration and electronics manufacturing businesses which had net sales and operating income of $122.9 million and $6.8 million, for the nine months ended September 30, 1998, and $113.8 million and $7.9 million for the corresponding period in 1997.
      (2)     Includes $3.9 million of employee separation and related exit costs in the third quarter 1998 and $4.1 million integration charge in the first quarter of 1997.
      (3)     Includes $8.0 million charge for discontinuance of business system and $1.9 million of employee separation and related exit costs in the third quarter of 1998.

For the three months ended September 30, 1998, the Company's net sales decreased to $168.9 million from $185.7 million in the prior year. Operating income, excluding a special charge of $3.9 million for employee separation costs in the electronics group, was $5.4 million, compared with $12.3 million last year. Excluding special charges, pretax income from continuing operations was $255,000, compared with $6.1 million last year. Net sales for the nine months ended September 30, 1998, decreased to $521.2 million from $559.5 million in 1997, while operating income excluding special charges decreased to $23.9 million as compared to $33.4 million in the comparable 1997 period. Excluding special charges, pretax income from continuing operations was $5.8 million, compared with $16.0 million for the prior year period.

The Company's operating results from continuing operations, before special and extraordinary charges, were negatively impacted by continued softness in the electronics distribution business and reduced gross profit margins caused by competitive market conditions. Partially offsetting these factors were generally lower operating expenses.

In the third quarter of 1998, the Company incurred a pretax charge of $8.0 million to write off the investment and provide for related commitments for the discontinuance of the use and development of the SAP business system. In addition, the Company recorded a special pretax charge of $5.8 million for employee separation and related exit costs associated with a resizing program for electronics ($3.9 million) and corporate ($1.9 million) operations.

Also, in the third quarter of 1998, the Company completed the sale of its Graphics business for a net purchase price of approximately $40 million, resulting in a pretax gain of approximately $3.0 million (after-tax $1.7 million, or $.19 per share). The final purchase price is subject to certain post closing adjustments which are not expected to be material.

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

Sales of the Electronics Group for the three months ended September 30, 1998, decreased to $155.9 million as compared to $172.4 million in the comparable 1997 period and operating income, before the special charges discussed above, decreased to $4.5 million from $12.3 million in the 1997 period. For the nine months ended September 30, 1998, sales decreased to $483.3 million as compared to $523.1 million in the comparable 1997 period while operating income before the special charges discussed above, decreased to $21.1 million from $31.0 million in the 1997 period. Sales for the three and nine month periods ended September 30, 1998 were impacted by industry-wide market weakness resulting in reduced shipments of electronic components. Excluding the special charges noted above, operating income declined for the three and nine month periods reflecting lower gross profit margins caused by intensified competitive pricing pressures.

Recreational Products Group sales for the three months ended September 30, 1998 decreased to $13.0 million from $13.4 million for the comparable 1997 period and operating income decreased to $0.8 million from $1.0 million in the 1997 period. Operating results in the third quarter of 1998 were negatively impacted by the effect of warmer weather conditions on winter product shipments. For the nine months ended September 30, 1998 sales increased to $37.9 million from $36.4 million in the comparable 1997 period and operating income increased to $2.7 million from $2.5 million in the 1997 period. Growth for the nine month period is primarily attributable to the Company's expansion to Michigan.

As a percentage of sales, cost of products sold for the nine months ended September 30, 1998 increased to 79.6% from 77.7%, while selling and administrative expenses, as a percent of sales, decreased to 16.1% from 16.7%. Lower operating expenses reflected the Company's cost reduction efforts and resizing programs. In 1998, the Company recorded a 21.6% tax benefit compared to a 47.9% tax provision for the comparable 1997 period. The effective tax rates differ from the combined statutory rate of approximately 40% due primarily to the effect of non-deductible goodwill relative to accounting income or loss for the period.

Selected financial position data is set forth in the following table (dollars in thousands, except per share amounts):

                                                               September 30     December 31
                                                                   1998               1997
                                                                   ----               ----
Cash and cash equivalents                                     $     4,957        $    5,377
Working capital                                               $   159,874        $  208,012
Current ratio                                                       2.8:1             3.1:1
Long-term liabilities
     to total capitalization                                           45%               54%
Shareholders' equity per share                                $     15.83        $    16.23
Days' sales in receivables                                             50                53
Days' sales in inventories                                             88                93

Net cash provided by operating activities was $30.2 million for the nine months ended September 30, 1998, compared to net cash used in operating activities of $1.0 million for the comparable 1997 period. Increased operating cash flows resulted from working capital reductions, primarily inventory. Operating cash flows were used to reduce borrowings under the Company's line of credit and to fund property additions, including improvements to the Company's electronics distribution center in Ontario, California. In 1998, investing cash flows included proceeds from the sale of Graphics which were used to reduce borrowings under the Company's line of credit. In 1997, financing cash flows included bank borrowings used to fund the acquisition of Milgray and the retirement of senior notes.

In October 1998, the Company agreed to sell its Electronics Distribution Group. The transaction is subject to shareholder approval, along with customary regulatory review and is anticipated to close early in 1999. The Company will use a portion of the net proceeds from the sale to pay off its indebtedness under its credit facility. In addition, the Company intends to make a cash distribution to shareholders ranging between $50 million to $60 million approximately 90 days after the closing. The Company expects to record a significant accounting loss on the transaction of approximately $60 to $65 million before tax effects.

The Company believes that sufficient cash resources exist to support short-term requirements, including debt and lease payments, and longer term objectives, either through available cash, bank borrowings, or cash generated from operations.

Certain matters discussed herein contain forward looking information that involves risks and uncertainties that could cause actual results to differ materially from current trends. These include, but are not limited to, consummating the sale of the electronics distribution business, the proposed cash distributions to shareholders, and other risks.

PART II - OTHER INFORMATION

Items 1 through 5.

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits:

                         27.     Financial Data Schedule.

                  (b) Reports on Form 8-K:

                         Form 8-K/A, event date: September 14, 1998, filed in connection with the sale of the Graphics Imaging Group.

                         Form 8-K/A, event date: October 1, 1998, filed in connection with the sale of the Electronics Distribution Group.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BELL INDUSTRIES, INC.

                                                     By:

DATE:   November 13, 1998               /s/GORDON GRAHAM
-----   -----------------               --------------------
                                        Gordon Graham,
                                        President and
                                        Chief Executive Officer



DATE:   November 13, 1998               /s/ TRACY A. EDWARDS
-----   -----------------               --------------------
                                        Tracy A. Edwards,
                                        Executive Vice President-Finance
                                        and Operations, and Chief Financial
                                        Officer