Form 10-Q/A
period 1998-09-30
BELL INDUSTRIES INC /NEW/
filed 1999-02-08
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  FORM 10-Q/A


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

In 1997, the Company initiated a project to ensure all its business systems as well as non-informational systems, such as HVAC systems, building security, elevators, phone systems and other related systems are Year 2000 compliant. The Year 2000 project encompasses three major phases: Inventory - taking stock of the various applications and systems in use by the Company; Assessment - analyzing the exposure of Year 2000 issues in the various applications and systems; and Renovation - taking action to correct Year 2000 deficiencies noted in the assessment phases. The Company anticipates achieving Year 2000 compliance over 1998 and 1999 by converting certain of its business systems to Year 2000 hardware and software platforms and by reprogramming other business systems. To date, the Inventory and Assessment phases of critical systems and support functions are complete and renovation is underway. Implementation of Year 2000 compliant business systems has begun and is anticipated to be completed by the second quarter of 1999. As a contingency plan, the Company has completed the reprogramming of significant existing business systems for Year 2000 compliance in the event that new business systems are not operational by 2000. The Company does not have any other contingency plans at this time. In addition, the Company has identified and prioritized and is communicating with its material suppliers and third party providers ("Material Third Parties") to determine their Year 2000 status and any probable impact on Bell. Bell will continue to track and evaluate its long-term relationship with Material Third Parties based on the responses it receives and on information learned from other sources. If any of Bell's Material Third Parties are not Year 2000 ready and their non-compliance causes a material disruption to any of their respective businesses, Bell's business could be materially adversely affected. Bell will continue to evaluate the nature of these risks, but at this time Bell is unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, it may have on Bell. If a significant number of Material Third Parties experience failures in their computer systems or operations due to not being Year 2000 compliant, it could affect Bell's ability to process transactions or otherwise engage in similar normal business activities. While this risk is outside of Bell's control, Bell has instituted the program mentioned above to identify Material Third Parties and to address any non-compliance issues. The estimated cost of the Year 2000 project has not been and is not expected to be material to the Company's financial position or results of operations. Although Bell believes its business systems will be Year 2000 compliant on or before December 31, 1999, the Company makes no assurances regarding the success of this program, or that third party systems will be Year 2000 compliant. The Company cannot be assured that failure to achieve Year 2000 compliance will not have a material impact on the Company's business.

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

PART II - OTHER INFORMATION

Items 1 through 5.

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits:

                         27. Financial Data Schedule omitted as previously filed with 10-Q dated September 30, 1998.

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

                              BELL INDUSTRIES, INC.

                                                     By:

DATE:   February 5, 1999                /s/ TRACY A. EDWARDS
-----   -----------------               ----------------------
                                        Tracy A. Edwards,
                                        President and
                                        Chief Executive Officer



DATE:   February 5, 1999                /s/ RUSSELL A. DOLL
-----   -----------------               ----------------------
                                        Russell A. Doll,
                                        Vice President-
                                        Chief Financial Officer