Form 10-K
period 1998-12-31
BELL INDUSTRIES INC /NEW/
filed 1999-03-29
CIK 945489

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

                      FOR THE YEAR ENDED DECEMBER 31, 1998

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 563-2300
                            ------------------------

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

     As of March 10, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $103,087,000, which includes 1,675,710 shares held by Steel Partners II, L.P. (and other parties who have jointly filed a Schedule 13D with respect to the Company's common stock), a shareholder the Company believes is not an affiliate.

     As of March 10, 1999, the number of shares outstanding of the Registrant's class of common stock was: 9,608,315.

                       DOCUMENT INCORPORATED BY REFERENCE

 Proxy Statement for the 1999 Annual
               Meeting
    of Shareholders, June 1, 1999.                       PART III
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Bell Industries, Inc.'s ("Bell" or the "Company") operations include computer systems integration; distribution of aftermarket products for recreational vehicles, motorcycles, snowmobiles and powerboats; and specialty electronics manufacturing. In January 1999 and September 1998, Bell sold its Electronics Distribution Group ("EDG") to Arrow Electronics, Inc. ("Arrow") and Graphics Imaging Group ("Graphics") to PrimeSource Corporation. For the year ended December 31, 1998, EDG and Graphics had sales of $470.4 million and $99.6 million. Excluding discontinued operations, Bell employed approximately 725 people at December 31, 1998.

SYSTEMS INTEGRATION GROUP

     The Systems Integration Group ("SIG") (1998 sales of $149.2 million), is a full service value-added computer integrator in the Midwestern and Eastern United States. SIG operates from facilities in Indiana, Maryland, Ohio, Kentucky, Virginia and Wisconsin.

     SIG sells services and products designed to manage personal computer network infrastructures for large and small organizations. It provides solutions for its customers' needs by combining a comprehensive offering of value-added services with its expertise in sourcing and distributing microcomputers, network products, computer peripherals and software.

     SIG's suppliers include: Compaq, IBM, Hewlett-Packard and Sun Microsystems for personal computers; Microsoft, Lotus, Novell and Oracle for software; and Cisco, 3Com, Bay Networks, Tangram, and Seagate for network-related products. It has a customer base ranging in size from two-person partnerships to large corporations. SIG serves the commercial and the educational markets with its products and services. SIG has over 5,000 active customers, with three customers (all Fortune 500 companies) accounting for approximately 20% of 1998 revenues.

     Although there are no dominant competitors in SIG's market due to fragmentation of the industry, SIG faces significant competition from companies such as Pomeroy Computer Resources, Compucom Systems and AlphaNet Solutions, some of whom have greater financial and marketing resources than SIG.

RECREATIONAL PRODUCTS

     The Recreational Products Group ("RPG") (1998 sales of $47.1 million), is a distributor of replacement parts and accessories for recreational and other leisure-time vehicles. RPG supplies these products in the upper Midwestern United States to service departments of dealers and retail stores selling recreational vehicles, mobile homes, snowmobiles, motorcycles and powerboats. RPG also sells to independent repair facilities. RPG operates distribution and administration facilities in Germantown, Wisconsin; St. Paul, Minnesota; and Grand Rapids, Michigan, and maintains a sales office in Brainerd, Minnesota.

     The group supplies more than 9,000 recreational vehicle-related products, as well as over 9,500 marine items, 10,000 motorcycle items, and 7,000 snowmobile items. Major product lines distributed by the group include Bieffe Helmets, Dunlop, Nordyne, NGK, and Whirlpool. RPG has over 4,800 current customers, none of which accounts for over 5% of its annual sales.

     RPG has significant market share in the distribution of recreational vehicle replacement parts and accessories in the upper Midwestern United States. Management believes RPG is the only distributor in this region to serve the full range of recreational vehicle markets.

     RPG faces significant competition from national and regional distributors of after-market products for recreational vehicles, motorcycles, snowmobiles, and powerboats.

ELECTRONICS MANUFACTURING

  J. W. Miller Division

     The J.W. Miller Division ("JWM") of Bell, located in Gardena, California (1998 sales of $7.6 million), manufacturers and distributes over 5,000 different radio frequency ("RF") standard and surface mount magnetic products in a full line of material. JWM's RF magnetic products include inductors, coils and chokes, among others. These products are used extensively in all types of circuitry found in electronic applications including computer, medical and telecommunications equipment.

     JWM's products are sold through national and regional distributors directly and manufacturer's representatives located throughout North America. JWM has a large and diverse customer base, with its ten largest customers representing 56% of its total sales. Approximately 20% of JWM sales are to EDG for resale to the end-user. The Company cannot predict whether the sale of EDG to Arrow will have a material effect on JWM's sales to EDG in the long term, either positively or adversely. Substantially all of JWM's sales are derived from customers located in North America.

  Precision Metalcraft Division

     Bell's Precision Metalcraft Division ("PMD"), located in Mountain View, California (1998 sales of $8.6 million), is a manufacturer of high quality, precision and surface mount, metal stamped parts. Its products are sold to original equipment manufacturers and contract manufacturers in a variety of industries including electronic components, computers and related peripheral equipment.

DISCONTINUED OPERATIONS

  Electronics Distribution

     In January 1999, Bell completed the sale of its Electronics Distribution Group to Arrow. Under Bell's ownership, EDG sold electronic components to approximately 10,000 customers in North America, including: semiconductors (Dallas Semiconductor, IBM Microelectronics, Maxim, Microchip, NEC, Samsung, Sharp, ST Microelectronics); passive components (Aromat, AVX, Bourns, Murata, Vishay); connectors (Berg); and board-level products. EDG also provided value-added services including: kitting, turnkey; SMART (automated replenishment system); assembly of custom cables; harnesses and connectors; contract purchasing; and direct programming of chips. EDG was based in El Segundo, California and marketed electronic components from more than 30 sales facilities located throughout the United States and Canada to a broad base of customers and markets. At December 31, 1998, EDG employed approximately 750 people.

  Graphics Imaging

     In September 1998, Bell completed the sale of its Graphics Imaging Group to PrimeSource Corporation. Graphics distributed graphics and electronic imaging supplies and equipment throughout the upper Midwest and Western United States to the advertising and printing industries. Major product lines distributed by Graphics included film, plates, chemicals and other printing supplies from Agfa, DuPont, Eastman Kodak, Imation, Konica, and Western Litho as well as prepress and related electronic imaging equipment from Agfa, Apple, Howtek, Integraph, and Screen.

ITEM 2. PROPERTIES

     At December 31, 1998, the Company leased 63 facilities, including 42 facilities related to EDG, containing approximately 536,000 square feet and owned eight facilities, containing an aggregate of approximately 566,000 square feet. In connection with the sale of EDG, the 42 EDG leases were assumed, and one owned property was purchased by Arrow. The facilities utilized by each of the Company's business segments are set forth in the following table:

                                                    AREA IN SQUARE FEET
                                                   (NUMBER OF LOCATIONS)
                                              --------------------------------
                                                  OWNED             LEASED
                                              --------------    --------------
Systems Integration.........................                    108,000    (12)
Recreational Products.......................   67,000     (1)   146,000     (3)
Electronics Manufacturing...................   40,000     (2)    18,000     (3)
Corporate...................................   52,000     (1)    31,000     (2)
Discontinued operations.....................  407,000     (4)   233,000    (43)
                                              -------    ---    -------    ---
                                              566,000     (8)   536,000    (63)
                                              =======    ===    =======    ===

     For the most part, the Company's facilities are fully utilized, although excess capacity exists from time to time, based on product mix and demand. Management believes that these properties are in good condition and suitable for their present use.

     The Company intends to sell certain real estate assets. These real estate assets have an aggregate net book value of approximately $12 million and consist of the Company's corporate office and properties used by the Recreational Products Group (one property), the Electronics Manufacturing Group (one property) and the discontinued Electronics Distribution and Graphic Imaging Groups (three properties).

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in litigation which is incidental to its current and discontinued businesses. The resolution of this litigation is not expected to have a material effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Shareholders of Bell Industries was held on January 26, 1999 to vote on the proposed sale of EDG to Arrow. Shareholders voted 6,316,176 shares in favor of the proposal; 65,051 shares against the proposal; and 15,298 shares abstained. The proposal was approved.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers of the Registrant are as follows:

                                                                                YEAR FIRST
          NAME             AGE                    POSITION                     NAMED OFFICER
          ----             ---                    --------                     -------------
Tracy A. Edwards.........  42    President and Chief Executive
                                 Officer(1)(2)                                     1991
Christopher G. Ferry.....  40    Senior Vice President(3)                          1999
Russell A. Doll..........  37    Vice President and Chief Financial
                                 Officer(4)                                        1998
Charles S. Troy..........  55    Vice President(5)                                 1997

---------------
(1) Mr. Edwards was appointed President and Chief Executive Officer in February 1999. Since January 1998, he served as Executive Vice President -- Finance and Operations, and Chief Financial Officer. Prior to January 1998, Mr. Edwards was Vice President and Chief Financial Officer.

(2) Also serves as a member of the Board of Directors.

(3) Mr. Ferry was appointed Senior Vice President in February 1999. For the five years prior to that date, he served as Vice President of the Company's Systems Integration Group.

(4) Mr. Doll was appointed Vice President and Chief Financial Officer in February 1999. Since April 1998, he served as Vice President -- Finance. From November 1994 to April 1998, Mr. Doll was employed as Vice President and Chief Financial Officer of Predelivery Service Corporation, a former subsidiary of Ford Motor Company. Prior to that date, he served as a Senior Manager with Price Waterhouse LLP.

(5) Mr. Troy was employed as President and Chief Executive Officer of E & S Management Corporation, a regional property management firm, for the five years prior to his appointment as Vice President.

(6) The list of Executive Officers does not include officers who will be leaving the Company in 1999 after the transition of certain EDG support systems to Arrow. These officers are D.J. Hough, Senior Vice President and Chief Information Officer; Peter A. Resnick, Vice President and Controller; and Stephen A. Weeks, Vice President and Treasurer.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Bell's common stock (ticker symbol BI) is listed on the New York and Pacific Stock Exchanges. The following table shows the high, low and closing market prices for the Company's common stock during the eight most recent quarters.

                                                                       QUARTER ENDED
                                                          ----------------------------------------
                                                          MAR. 31    JUN. 30    SEP. 30    DEC. 31
                                                          -------    -------    -------    -------
Year ended December 31, 1998
  High..................................................  $14.25     $14.06     $12.38     $11.38
  Low...................................................   12.38      10.88       9.00       9.13
  Close.................................................   14.13      11.38      11.94      11.38
Year ended December 31, 1997
  High..................................................  $20.00     $16.75     $18.38     $18.75
  Low...................................................   14.58      13.13      15.50      12.00
  Close.................................................   15.00      15.63      16.88      13.75

     Share prices in the table above were adjusted to give effect to a 20% stock dividend declared in May 1997.

     Approximate number of record holders of common stock as of March 1, 1999:
1,200.

ITEM 6.SELECTED FINANCIAL DATA
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    SIX MONTHS      YEAR
                                                YEAR ENDED DECEMBER 31,               ENDED        ENDED
                                       -----------------------------------------   DECEMBER 31,   JUNE 30,
                                         1998       1997       1996       1995       1994(4)        1994
                                       --------   --------   --------   --------   ------------   --------
OPERATING RESULTS
Net sales............................  $212,468   $194,641   $178,708   $144,879     $ 66,651     $106,149
Income (loss) from continuing
  operations, before extraordinary
  loss(1)............................  $(13,189)  $ (6,135)  $     66   $   (815)    $ (2,044)    $(14,164)
Income from discontinued
  operations.........................  $  7,275   $ 16,216   $ 15,861   $ 15,786     $  7,663     $ 23,239
Loss on sale of discontinued
  operations.........................  $(56,849)
Net income (loss)(3).................  $(62,763)  $  9,406   $ 15,927   $ 14,971     $  5,619     $  9,075
FINANCIAL POSITION
Working capital......................  $ 84,957   $208,012   $132,856   $136,227     $116,118     $107,455
Total assets.........................  $270,759   $431,233   $241,310   $233,882     $200,367     $184,713
Long-term liabilities................  $  8,319   $178,825   $ 30,584   $ 43,490     $ 40,936     $ 39,972
Shareholders' equity.................  $ 90,455   $151,352   $138,461   $117,569     $101,770     $ 95,553
SHARE AND PER SHARE DATA(2)
BASIC
Income (loss) from continuing
  operations, before extraordinary
  loss(1)............................  $  (1.40)  $   (.67)  $    .01   $   (.09)    $   (.24)    $  (1.66)
Income from discontinued
  operations.........................  $    .77   $   1.77   $   1.79   $   1.83     $    .90     $   2.72
Loss on sale of discontinued
  operations.........................  $  (6.04)
Net income (loss)(3).................  $  (6.67)  $   1.03   $   1.80   $   1.74     $    .66     $   1.06
Weighted average common
  shares(000's)......................     9,411      9,157      8,853      8,626        8,565        8,529
DILUTED
Income (loss) from continuing
  operations, before extraordinary
  loss(1)............................  $  (1.40)  $   (.67)  $    .01   $   (.09)    $   (.24)    $  (1.66)
Income from discontinued
  operations.........................  $    .77   $   1.77   $   1.74   $   1.83     $    .90     $   2.72
Loss on sale of discontinued
  operations.........................  $  (6.04)
Net income (loss)(3).................  $  (6.67)  $   1.03   $   1.75   $   1.74     $    .66     $   1.06
Weighted average common
  shares(000's)......................     9,411      9,157      9,109      8,626        8,565        8,529
OTHER PER SHARE DATA
Shareholders' equity.................  $   9.49   $  16.23   $  15.35   $  13.53     $  11.83     $  11.19
Market price -- high.................  $  14.25   $  20.00   $  18.45   $  20.34     $  17.29     $  14.22
Market price -- low..................  $   9.00   $  12.00   $  12.50   $  14.08     $  11.91     $   9.63
FINANCIAL RATIOS
Current ratio........................       1.5        3.1        2.8        2.9          3.0          3.2
Long-term liabilities to total
  capitalization.....................       8.4%      54.2%      18.1%      27.0%        28.7%        29.5%

---------------
(1) Includes before-tax business system and corporate resizing charges ($9,900) in 1998, and before-tax gain on sale of division ($3,050) and before-tax provision for lease commitment ($2,800) in 1995.

(2) Share and per share data have been adjusted to give effect to a 20% stock dividend declared in May 1997, 5% stock dividends declared in May 1996 and 1995, and October 1994.

(3) Includes loss on early retirement of debt ($675) in 1997.

(4) During the six months ended December 31, 1994, the Company changed its year end from June 30 to December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

     This analysis contains forward looking comments which are based on current trends. Actual results in the future may differ materially.

     Results of operations by business segment were as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
     Net sales
       Systems Integration.........................  $149,158    $124,680    $112,953
       Recreational Products.......................    47,070      46,234      43,704
       Electronics Manufacturing...................    16,240      23,727      22,051
                                                     --------    --------    --------
                                                     $212,468    $194,641    $178,708
                                                     ========    ========    ========
     Operating income (loss)
       Systems Integration.........................  $  6,604    $  5,933    $  5,692
       Recreational Products.......................     3,289       2,880       3,380
       Electronics Manufacturing...................     1,790       4,230       3,613
       Business system and corporate resizing
          charges..................................    (9,900)
       Corporate costs.............................   (10,430)    (11,536)     (8,899)
                                                     --------    --------    --------
                                                       (8,647)      1,507       3,786
     Interest expense..............................   (12,038)    (12,309)     (3,673)
     Income tax provision (benefit)................    (7,496)     (4,667)         47
                                                     --------    --------    --------
     Income (loss) from continuing operations
       before extraordinary loss...................  $(13,189)   $ (6,135)   $     66
                                                     ========    ========    ========

     A summary of comparative operating results data follows:

     Net sales.....................................     100.0%      100.0%      100.0%
       Cost of products sold.......................     (80.1)      (77.5)      (76.6)
       Selling and administrative..................     (17.2)      (19.3)      (18.8)
       Depreciation and amortization...............      (2.0)       (2.5)       (2.4)
       Business system and corporate resizing
          charges..................................      (4.7)
       Interest....................................      (5.7)       (6.3)       (2.1)
                                                     --------    --------    --------
     Income (loss) from continuing operations
       before extraordinary loss...................      (9.7)%      (5.6)%        .1%
                                                     ========    ========    ========

1998 COMPARED WITH 1997

     Net sales for 1998 increased 9% to $212.5 million from $194.6 million in 1997. The operating loss was $8.6 million compared with operating income of $1.5 million in the prior year. Pretax loss from continuing operations was $20.7 million, compared with a pretax loss of $10.8 million for the prior year. Results of operations for 1998 include special charges of $9.9 million. Operating results from continuing operations for 1998 and 1997 exclude the results of the discontinued EDG and Graphics businesses and, however, include the corporate costs and interest expense associated with maintaining these businesses.

     In October 1998, the Company agreed to sell its Electronics Distribution Group ("EDG") for approximately $185 million in cash and the assumption of substantially all of the liabilities of EDG, resulting in a pretax loss of approximately $57.6 million ($58.6 million after tax, or $6.23 per share). The sale was approved by the Company's shareholders and closed in January 1999. The final purchase price is subject to certain post closing adjustments which are not expected to be material.

     In September 1998, the Company completed the sale of its Graphics Imaging Group ("Graphics") for a net purchase price of $41.4 million, resulting in a pretax gain of $3.0 million ($1.7 million after-tax, or $.19 per share).

     During the third quarter of 1998, the Company recorded special pretax charges totaling $13.8 million. The charges included $8.0 million to write-off the investment and provide for related commitments for the discontinuance of the use and development of a business system. The Company also charged $3.0 million to discontinued operations for business system costs associated with Graphics. The business system was part of a company-wide project, which was initially implemented as the business system for Graphics and was planned for implementation in essentially all the Company's businesses. In light of the sale of Graphics and the then planned sale of EDG, the Company did not believe the cost to implement, maintain and further develop the system for the remaining businesses could be justified. Additionally, the Company provided $5.8 million for employee separation and related exit costs to resize EDG ($3.9 million) and corporate operations ($1.9 million). Under the resizing program, the Company reduced its work force by approximately 85 employees primarily in management and support positions. Substantially all of the costs relating to the resizing program were paid during 1998. Following the sale of EDG, the Company initiated a program to restructure its operations to significantly reduce its corporate costs. Management expects those annual savings to be approximately $7 million to $8 million.

     Sales of the Systems Integration Group increased 20% to $149.2 million as operating income increased 11% to $6.6 million. Increased sales and operating income reflected increased sales of microcomputer and network systems and increased service revenue associated with the deployment of these systems products.

     Recreational Products Group sales for the year increased 2% to $47.1 million as operating income increased 14% to $3.3 million. Increased sales and operating income are primarily attributed to the Company's expansion to Michigan partially offset by the negative effect of warmer weather conditions on winter product shipments during the third quarter of 1998.

     Sales of the Electronics Manufacturing Group decreased 32% to $16.2 million as operating income decreased 58% to $1.8 million. Reduced sales and operating income reflected the end of the product life cycle for a significant customer product line and the impact of off-shore competitive pricing pressures on electronic components manufactured by the group.

     As a percentage of sales, cost of products sold for 1998 increased to 80.1% from 77.5% in 1997. Higher cost of products sold, as a percentage of sales, reflects competitive pricing pressures particularly within the Company's Systems Integration and Electronics Manufacturing Groups. Selling and administrative expenses as a percentage of sales decreased to 17.2% from 19.3% reflecting ongoing cost containment efforts and resizing programs. In 1998, the Company recorded a 36.2% tax benefit compared to a 43.2% tax benefit for 1997.

1997 COMPARED WITH 1996

     Net sales for 1997 increased 9% to $194.6 million from $178.7 million in 1996, while operating income was $1.5 million compared to $3.8 million in the prior year. The pretax loss from continuing operations was $10.8 million, compared with pretax income of $0.1 million for the prior year. Operating results from continuing operations for 1997 and 1996 exclude the results of the discontinued EDG and Graphics businesses and, however, include corporate costs and interest expense associated with maintaining these businesses.

     In the first quarter of 1997 the Company completed the acquisition of Milgray Electronics, Inc. In connection with the acquisition, the Company recorded a special before-tax charge of $4.1 million for costs associated with the integration of Milgray, including provision for severance costs, related exit costs, and costs related to supplier terminations. In addition, the Company recorded an extraordinary charge of $675,000 ($.07 per share), net of taxes, relating to the early retirement of senior notes, which were replaced under the Company's credit facility.

     Sales of the Systems Integration Group increased 10% to $124.7 million as operating income increased 4% to $5.9 million. Increased sales and operating income reflected increased sales of microcomputer and network systems and increased service revenue associated with the deployment of these systems products.

     Recreational Products Group sales for the year increased 6% to $46.2 million as operating income decreased 15% to $2.9 million. Growth in sales and the reduction to operating income reflected the Group's expansion in Michigan and associated start up costs.

     Sales of the Electronics Manufacturing Group increased 8% to $23.7 million as operating income increased 17% to $4.2 million primarily as a result of increased demand for electronic components and precision metal stampings produced by the Group.

                              FINANCIAL CONDITION

     Selected financial condition data are set forth in the following table (dollars in thousands except per share amounts):

                                                     DECEMBER 31,
                                                  -------------------
                                                   1998        1997
                                                  -------    --------
Cash and cash equivalents.......................  $ 6,699    $  5,377
Working capital.................................  $84,957    $208,012
Current ratio...................................    1.5:1       3.1:1
Long-term liabilities to total capitalization...        8%         54%
Shareholders' equity per share..................  $  9.49    $  16.23
Days' sales in receivables......................       58          53
Days' sales in inventories......................       40          93

     Net cash provided by operating activities was $31.7 million in 1998 while cash used in operating activities was $3.1 million in 1997. The Company's net loss for 1998 was primarily attributable to the disposal of EDG and special charges which included non-cash items such as a significant write off of goodwill. Increased cash flows resulted from working capital reductions, primarily increased accounts payable and other accrued liabilities. Operating cash flows were used to reduce borrowings under the Company's line of credit and to fund property additions. In 1998, investing cash flows included proceeds from the sale of Graphics which were used to reduce borrowings under the Company's line of credit.

     Operating cash flows in 1997 were impacted by increased investment in working capital. In 1997, financing cash flows included bank borrowings used to fund the acquisition of Milgray and the retirement of the Company's 9.7% Senior Notes, including approximately $1 million in make-whole premiums. Property additions included investment in the Company's information systems, completion of its national service center in El Segundo, California as well as improvements to the electronics distribution center. The acquisition of the 265,000 square foot distribution center, located in Ontario, California, was financed through the assumption of Industrial Revenue Bonds due in 2015. The distribution center and related bonds were recorded at their estimated fair market values of $6.2 million.

     In 1998, the Company's Board of Directors approved a plan to dispose of certain real estate assets. The real estate assets and related improvements have an aggregate net book value of $12 million.

     Subsequent to year end, and in connection with the sale of the Electronics Distribution Group, the Company used a portion of the net proceeds from the sale to pay off its indebtedness under its credit facility. In addition, the Company expects to use the balance of the net proceeds from the sale of EDG and its real estate assets to fund sale-related costs, taxes, and to make a cash distribution to shareholders of approximately $7 per share, or approximately $68 million, during 1999. The amount of the distribution may be adjusted as a result of the final timing and determination of the net proceeds from these transactions.

     The Company believes that sufficient cash resources exist to support requirements for the operations and commitments through available cash, bank borrowings and cash generated from operations. The Company has preliminary approval from its primary lender for a new line of credit in the amount of $20 million to finance working capital needs to operate and grow its ongoing businesses and expects the line to be in place in the second quarter of 1999. Management believes that is has access to additional financing as required.

     In 1997, the Company initiated a project to ensure all its business systems as well as non-informational systems, such as HVAC systems, building security, elevators, phone systems and other related systems are Year 2000 compliant. The Year 2000 project encompasses three major phases: Inventory -- taking stock of the various applications and systems in use by the Company;
Assessment -- analyzing the exposure of Year 2000 issues in the various applications and systems; and Renovation -- taking action to correct Year 2000 deficiencies noted in the assessment phases. The Company anticipates achieving Year 2000 compliance by converting certain of its business systems to Year 2000 hardware and software platforms and by reprogramming other business systems. To date, the Inventory and Assessment phases of critical systems and support functions are complete and renovation is underway. Implementation of Year 2000 compliant business systems has begun and is anticipated to be completed in the second and third quarters of 1999. As a contingency plan, the Company has completed the reprogramming of significant existing business systems for Year 2000 compliance in the event that new business systems are not operational by 2000. The Company does not have any other contingency plans at this time. In addition, the Company has identified and prioritized and is communicating with its material suppliers and third party providers ("Material Third Parties") to determine their Year 2000 status and any probable impact on Bell. Bell will continue to track and evaluate its long-term relationship with Material Third Parties based on the responses it receives and on information learned from other sources. If any of Bell's Material Third Parties are not Year 2000 ready and their non-compliance causes a material disruption to any of their respective businesses, Bell's business could be materially adversely affected. Bell will continue to evaluate the nature of these risks, but at this time Bell is unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, it may have on Bell. If a significant number of Material Third Parties experience failures in their computer systems or operations due to not being Year 2000 complaint, it could affect Bell's ability to process transactions or otherwise engage in similar normal business activities. While this risk is outside of Bell's control, Bell has instituted the program mentioned above to identify Material Third Parties and to address any non-compliance issues. The estimated cost of the Year 2000 has not been and is not expected to be material to the Company's financial position or results of operations. Although Bell believes its business systems will be Year 2000 compliant on or before December 31, 1999, the Company makes no assurances regarding the success of this program, or that third party systems will be Year 2000 compliant. The Company cannot be assured that failure to achieve Year 2000 compliance will not have a material impact on the Company's business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Accountants.........................   11
  Consolidated Statement of Operations for the three years
     ended December 31, 1998................................   12
  Consolidated Balance Sheet at December 31, 1998 and
     1997...................................................   13
  Consolidated Statement of Shareholders' Equity for the
     three years ended December 31, 1998....................   14
  Consolidated Statement of Cash Flows for the three years
     ended December 31, 1998................................   15
  Notes to Consolidated Financial Statements................   16
  Financial Statement Schedule:
     Schedule II -- Valuation and Qualifying Accounts.......   26

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Bell Industries, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Industries, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 3, 1999

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Net sales..................................................  $212,468    $194,641    $178,708
                                                             --------    --------    --------
Costs and expenses
  Cost of products sold....................................   170,244     150,755     136,898
  Selling and administrative...............................    36,547      37,553      33,668
  Depreciation and amortization............................     4,424       4,826       4,356
  Interest.................................................    12,038      12,309       3,673
  Business system and corporate resizing charges...........     9,900
                                                             --------    --------    --------
                                                              233,153     205,443     178,595
                                                             --------    --------    --------
Income (loss) from continuing operations before
  income taxes and extraordinary loss......................   (20,685)    (10,802)        113
Income tax provision (benefit).............................    (7,496)     (4,667)         47
                                                             --------    --------    --------
Income (loss) from continuing operations before
  extraordinary loss.......................................   (13,189)     (6,135)         66
Income from discontinued operations, net of tax............     7,275      16,216      15,861
Loss on sale of discontinued operations, net of tax........   (56,849)
Loss on early retirement of debt, net of tax...............                  (675)
                                                             --------    --------    --------
Net income (loss)..........................................  $(62,763)   $  9,406    $ 15,927
                                                             ========    ========    ========
SHARE AND PER SHARE DATA
BASIC
  Income (loss) from continuing operations before
     extraordinary loss....................................  $  (1.40)   $   (.67)   $    .01
  Income from discontinued operations......................       .77        1.77        1.79
  Loss on sale of discontinued operations..................     (6.04)
  Loss on early retirement of debt.........................                  (.07)
                                                             --------    --------    --------
  Net income (loss)........................................  $  (6.67)   $   1.03    $   1.80
                                                             ========    ========    ========
  Weighted average common shares...........................     9,411       9,157       8,852
                                                             ========    ========    ========
DILUTED
  Income (loss) from continuing operations before
     extraordinary loss....................................  $  (1.40)   $   (.67)   $    .01
  Income from discontinued operations......................       .77        1.77        1.74
  Loss on sale of discontinued operations..................     (6.04)
  Loss on early retirement of debt.........................                  (.07)
                                                             --------    --------    --------
  Net income (loss)........................................  $  (6.67)   $   1.03    $   1.75
                                                             ========    ========    ========
  Weighted average common shares...........................     9,411       9,157       9,109
                                                             ========    ========    ========

          See Accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current assets
  Cash and cash equivalents.................................  $  6,699    $  5,377
  Accounts receivable, less allowance for doubtful accounts
     of $484 and $2,673.....................................    31,340     120,900
  Inventories...............................................    18,461     173,801
  Prepaid expenses and other................................     8,566       8,990
  Net assets of discontinued operations.....................   179,830
  Real estate held for sale.................................    12,046
                                                              --------    --------
          Total current assets..............................   256,942     309,068
                                                              --------    --------
Properties, at cost
  Land......................................................        35       3,419
  Buildings and improvements................................     1,405      21,283
  Equipment.................................................    14,091      41,642
                                                              --------    --------
                                                                15,531      66,344
  Less accumulated depreciation.............................    (9,957)    (24,265)
                                                              --------    --------
          Total properties..................................     5,574      42,079
                                                              --------    --------

Goodwill, less accumulated amortization of $1,340 and
  $9,344....................................................     1,468      72,758
Other assets................................................     6,775       7,328
                                                              --------    --------
                                                              $270,759    $431,233
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $ 27,778    $ 67,121
  Accrued payroll...........................................     4,228       9,265
  Accrued liabilities.......................................    30,979      17,170
  Current portion of long-term debt.........................   109,000       7,500
                                                              --------    --------
          Total current liabilities.........................   171,985     101,056
                                                              --------    --------
Long-term debt..............................................               172,330

Deferred compensation and other.............................     8,319       6,495
Shareholders' equity
  Preferred stock
     Authorized -- 1,000,000 shares
     Outstanding -- none
  Common stock
     Authorized -- 35,000,000 shares
     Outstanding -- 9,530,301 and 9,326,391 shares..........   102,276     100,410
  Reinvested earnings (deficit).............................   (11,821)     50,942
                                                              --------    --------
          Total shareholders' equity........................    90,455     151,352
                                                              --------    --------
Commitments and contingencies
                                                              $270,759    $431,233
                                                              ========    ========

          See Accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                 COMMON STOCK         REINVESTED
                                                             ---------------------     EARNINGS
                                                              SHARES       AMOUNT     (DEFICIT)
                                                             ---------    --------    ----------
Balance at December 31, 1995...............................  6,898,094    $ 63,056     $ 54,513
  Employee stock plans.....................................    115,525       1,933
  Net income...............................................                              15,927
  5% stock dividend........................................    351,510       7,645       (7,645)
  Purchases of businesses..................................    153,148       3,032
                                                             ---------    --------     --------
Balance at December 31, 1996...............................  7,518,277      75,666       62,795
  Employee stock plans.....................................    274,061       3,361
  Net income...............................................                               9,406
  20% stock dividend.......................................  1,522,821      21,259      (21,259)
  Exercise of warrants and other...........................     11,232         124
                                                             ---------    --------     --------
Balance at December 31, 1997...............................  9,326,391     100,410       50,942
  Employee stock plans.....................................    203,910       1,866
  Net loss.................................................                             (62,763)
                                                             ---------    --------     --------
Balance at December 31, 1998...............................  9,530,301    $102,276     $(11,821)
                                                             =========    ========     ========

          See Accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1998        1997         1996
                                                            --------    ---------    --------
Cash flows from operating activities:
  Net income (loss).......................................  $(62,763)   $   9,406    $ 15,927
  Depreciation and amortization...........................     5,908        6,294       5,541
  Amortization of intangibles.............................     3,777        3,706         687
  Provision for losses on accounts receivable.............     1,566        2,138       1,235
  Loss on sale of discontinued operations.................    56,849
  Business system charge..................................     8,000
  Integration charge......................................                  4,100
  Loss on early retirement of debt........................                    675
  Changes in assets and liabilities, net of acquisitions
     and disposals:.......................................    18,378      (29,374)     14,061
                                                            --------    ---------    --------
          Net cash provided by (used in) operating
            activities....................................    31,715       (3,055)     37,451
                                                            --------    ---------    --------
Cash flows from investing activities:
  Purchases of properties.................................    (9,142)     (16,195)     (9,573)
  Net proceeds from sale of Graphics......................    41,372
  Purchases of businesses.................................               (100,404)    (10,815)
                                                            --------    ---------    --------
          Net cash provided by (used in) investing
            activities....................................    32,230     (116,599)    (20,388)
                                                            --------    ---------    --------
Cash flows from financing activities:
  Bank borrowings (payments), net.........................   (64,489)     137,852      (4,800)
  Employee stock plans and other..........................     1,866        3,485       1,933
  Payments on Senior Notes and capital leases.............                (25,633)     (6,918)
  Debt issuance costs.....................................                 (2,770)
                                                            --------    ---------    --------
          Net cash provided by (used in) financing
            activities....................................   (62,623)     112,934      (9,785)
                                                            --------    ---------    --------

Net increase (decrease) in cash and cash equivalents......     1,322       (6,720)      7,278
Cash and cash equivalents at beginning of year............     5,377       12,097       4,819
                                                            --------    ---------    --------
Cash and cash equivalents at end of year..................  $  6,699    $   5,377    $ 12,097
                                                            ========    =========    ========
Changes in assets and liabilities, net of acquisitions
  and disposals:
  Accounts receivable.....................................  $ (7,822)   $  (1,734)   $  2,634
  Inventories.............................................       261      (19,577)     22,917
  Accounts payable........................................     8,251       (3,173)     (5,259)
  Accrued liabilities and other...........................    17,688       (4,890)     (6,231)
                                                            --------    ---------    --------
          Net change......................................  $ 18,378    $ (29,374)   $ 14,061
                                                            ========    =========    ========
Supplemental cash flow information:
  Interest paid...........................................  $ 12,073    $  12,023    $  3,863
  Income taxes paid.......................................  $    176    $   3,762    $ 12,624

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

     Revenue recognition and receivables -- Prior to 1999, the Company was primarily a national distributor of electronic components. In addition, the Company distributed graphics and electronic imaging products throughout the western and central United States. The businesses engaged in these activities were sold in January 1999 and September 1998. The Company's continuing operations include computer systems integration; distribution of aftermarket products for recreational vehicles, motorcycles, snowmobiles and powerboats; and two specialty manufacturing operations for the computer and electronics markets. Sales are recognized and trade receivables are recorded when products are shipped. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number and general dispersion of trade accounts which constitute the Company's customer base. At December 31, 1998, the Company had one customer which accounted for approximately 12% of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses and such losses have been within these estimates.

     Inventories -- Inventories are stated at the lower of cost (determined using weighted average and first-in, first-out methods) or market (net realizable value).

     Properties, depreciation and amortization -- All properties are depreciated using the straight-line method based upon estimated useful lives which range from 25 to 40 years for buildings and 2 to 10 years for equipment. Leasehold improvements are amortized over the shorter of their estimated service lives or the term of the lease.

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

     Per share data -- Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants.

     Use of estimates -- Certain amounts and disclosures included in the consolidated financial statements required the use of management estimates which could differ from actual results.

DISCONTINUED OPERATIONS

     Sale of Graphics Imaging Group -- In September 1998, the Company sold substantially all of the assets of its Graphics Imaging Group ("Graphics") for a net price of approximately $41.4 million. The sale resulted in a gain of approximately $3.0 million ($1.7 million after tax). The results of Graphics have been classified with discontinued operations in the accompanying financial statements. For the years ended December 31, 1998, 1997 and 1996, Graphics had sales of $99.6 million, $156.3 million and $117.1 million and income of $1.9 million, $2.6 million and $2.1 million.

     Sale of Electronics Distribution Group -- In October 1998, the Company agreed to sell its Electronics Distribution Group ("EDG") for approximately $185 million (assuming a net tangible investment of $155 million) in cash and the assumption of substantially all of the liabilities of EDG, subject to post closing adjustments. The sale was approved by the Company's shareholders and closed in January 1999. The sale resulted in a loss of approximately $57.6 million ($58.6 million after tax), including employee separation costs ($10.1 million), business system commitments ($4.7 million), transaction costs ($3.0 million), and other exit costs ($4.1 million). The net assets of EDG at December 31, 1998 included the following:

Accounts receivable, net..................................  $ 57,524
Inventories...............................................   113,174
Prepaid expenses and other................................       682
Properties, net...........................................    17,514
Goodwill, net.............................................    65,292
Accounts payable and accrued liabilities..................   (38,664)
                                                            --------
                                                             215,522
Recorded amounts in excess of net realizable value........   (35,692)
                                                            --------
Net realizable value......................................  $179,830
                                                            ========

     For the years ended December 31, 1998, 1997 and 1996, EDG had sales of $470.4 million, $539.8 million and $327.4 million and income of $5.4 million, $13.7 million and $13.8 million.

BUSINESS SYSTEM AND CORPORATE RESIZING CHARGES

     During the third quarter of 1998, the Company recorded special pretax charges totaling $13.8 million. The charges consisted of $8.0 million to write-off the investment and provide for related commitments for the discontinuance of the use and development of a business system. The Company also charged $3.0 million to discontinued operations for business system costs associated with Graphics. Additionally, the Company provided $5.8 million for employee separation and related exit costs to resize EDG ($3.9 million) and corporate operations ($1.9 million). Under the resizing program, the Company reduced its work force by approximately 85 employees primarily in management and support positions. Substantially all costs relating to the resizing program were paid during 1998.

REAL ESTATE HELD FOR SALE

     The Company's Board of Directors has approved a plan to dispose of certain real estate assets. The real estate assets and related improvements have an aggregate net book value of $12 million. The aggregate net book value of these real estate assets has been classified as a current asset in the consolidated balance sheet at December 31, 1998.

ACQUISITION OF MILGRAY ELECTRONICS

     In January 1997, the Company purchased the stock of Milgray Electronics, Inc. ("Milgray"), a publicly traded distributor of electronics components, for an aggregate purchase price of approximately $100 million.

     The fair value of non-cash assets acquired, including goodwill of $67 million, was approximately $167 million, and liabilities assumed totaled approximately $67 million.

     In the first quarter of 1997, in conjunction with the acquisition, the Company recorded a special before-tax charge totaling $4.1 million, for costs associated with the integration of Milgray, including provisions for severance, lease and related exit costs, and costs related to supplier terminations. Substantially all amounts related to the integration were expended during 1997.

     The net assets and operating results of Milgray following the acquisition have been included as a component of EDG.

LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                    DECEMBER 31,
                                                ---------------------
                                                  1998         1997
                                                ---------    --------
Bank borrowings...............................  $ 109,000    $173,500
Industrial Revenue Bonds......................                  6,330
Current portion...............................   (109,000)     (7,500)
                                                ---------    --------
                                                $      --    $172,330
                                                =========    ========

     Concurrent with the acquisition of Milgray, the Company entered into a $250 million secured revolving credit facility to finance the purchase of Milgray, retire existing debt of both companies and provide for ongoing working capital requirements. The facility provided for interest at either the bank's reference rate or LIBOR plus 1.50% (7.1% at December 31, 1998). The facility included a $50 million term loan, payable quarterly over five years, and a revolving credit line. The facility was subject to an annual commitment fee of .375% on the unused line of credit.

     In January 1999, the company repaid all bank borrowings under the credit facility with a portion of the proceeds from the sale of EDG. Accordingly, outstanding borrowings at December 31, 1998 have been classified with current liabilities. The Company has received preliminary approval from its primary lender for a line of credit in the amount of $20 million to finance short-term cash flow and working capital requirements.

     In connection with the placement of the $250 million credit facility, the Company redeemed its outstanding 9.70% Senior Notes for $24.7 million, including $1 million in make-whole premiums. The transaction resulted in an extraordinary charge in 1997 of $675,000, net of income tax benefit of $419,000.

     In February 1997, in connection with the acquisition of a 265,000 square foot distribution center in Ontario, California, the Company assumed $9 million of variable rate (approximately 3.2% at December 31, 1998) Industrial Revenue Bonds due in 2015. The bonds and related distribution center were recorded at an estimated fair value of $6.2 million. In connection with the sale of EDG, the distribution center and related bonds were included in the assets sold and liabilities assumed.

     In May 1997, the Company entered into separate three-year interest rate swap agreements with two banks in an aggregate notional amount of $50 million to manage variable interest rate exposures. The Company agreed to exchange, at quarterly intervals, the difference between the Company's variable pay rate of 90 day LIBOR with the banks' fixed pay rate of 6.6%. In connection with the sale of EDG, the company terminated the agreements at a cost of $1.6 million. This amount is included as a component of the loss on the sale of discontinued operations.

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

     Under the stock option plans, both incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted. Options outstanding under the plans generally have a maximum term of five years, vest over four years and were issued at market value. During May 1997, the Company repriced options granted from June 30, 1994 through January 15, 1997. The repricing reduced the exercise price of previously issued options to $14.38 which represented the quoted market price on the date of the repricing. Approximately 486,000 options were repriced. The repricing also includes a provision that requires the stock price to be $1.00 above the original grant price in order for the options to become exercisable. Weighted average exercise prices at December 31, 1998 include the effect of the repricing.

        A summary of activity under the plans follows:

                                                                       WEIGHTED
                                                                        AVERAGE       FAIR
                                            AVAILABLE      SHARES      EXERCISE     VALUE OF
                                            FOR FUTURE      UNDER        PRICE       OPTION
                                              GRANT        OPTION      PER SHARE    PER SHARE
                                            ----------    ---------    ---------    ---------
Outstanding at December 31, 1995..........    493,094       569,610     $16.28
  Granted.................................   (161,500)      161,500      20.42        $6.55
  Exercised...............................                  (34,864)      7.88
  Canceled................................      9,439        (9,439)     19.30
  Adjustment for 5% stock dividend........     27,629        32,795
  Adoption of 1996 Plan...................    150,000
                                             --------     ---------
Outstanding at December 31, 1996..........    518,662       719,602      16.83
  Granted.................................   (533,000)      533,000      19.39        $8.64
  Exercised...............................                 (156,140)     10.72
  Canceled................................    100,272      (100,272)     17.57
  Adjustment for 20% stock dividend.......    149,165       168,886
  Amendment to 1994 Plan..................    500,000
                                             --------     ---------
Outstanding at December 31, 1997..........    735,099     1,165,076      14.32
  Granted.................................    (69,000)       69,000      13.51        $4.34
  Exercised...............................                  (56,829)      9.30
  Canceled................................    282,525      (282,525)     14.39
                                             --------     ---------
Outstanding at December 31, 1998..........    948,624       894,722     $14.55
                                             ========     =========

          A summary of stock options outstanding at December 31, 1998 follows:

                                                                       WEIGHTED
                REMAINING                                               AVERAGE
               OPTION LIFE                   OPTIONS       OPTIONS     EXERCISE
                 IN YEARS                   OUTSTANDING   EXERCISABLE    PRICE
------------------------------------------   --------     ---------     ------
   1......................................    129,084       129,084     $13.22
   2......................................    109,308        65,584      14.38
   3......................................    147,930        79,659      14.39
   4......................................    445,400        54,812      15.03
   5......................................     63,000         3,000      13.69
                                             --------     ---------
                                              894,722       332,139     $14.03
                                             ========     =========

     At December 31, 1997 and 1996, 294,888 and 204,436 options were exercisable at weighted average exercise prices of $12.87 and $13.12, respectively.

     In January 1999, the Board of Directors granted 815,000 stock options exercisable at $11.16 per share (market value at date of grant) to employees of the continuing businesses.

     Under the Bell Industries Employees' Stock Purchase Plan (the "ESPP") 750,000 shares were authorized for future issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. Under the ESPP, the Company issued 147,081, 117,921, and 74,024 shares during 1998, 1997, and 1996. The weighted average fair value per share of the purchase rights granted in 1998, 1997 and 1996 were $2.73, $3.90 and $4.28. At December 31, 1998, 557,510 shares were available for future issuance under the ESPP.

     In 1993, the Company's previous senior noteholders received warrants to purchase 258,320 shares of the Company's common stock, exercisable at any time prior to February 1, 2001 at $9.40 per share. In 1998, no warrants were exercised. In 1997, warrants representing 8,668 shares were exercised. At December 31, 1998, warrants to purchase 249,652 shares remain outstanding.

     The Black-Scholes model was utilized for estimating the fair value of stock-based grants using an assumed volatility of approximately 30% for 1998, 1997 and 1996 and an expected four year life for stock options, and an assumed volatility of approximately 12% and an expected four month life for the ESPP. The assumed risk free interest rate ranged between 4% and 5% for all plans. Stock-based compensation costs determined under the fair value method would have increased the net loss by $1.9 million ($.20 per share) in 1998, and decreased the net income by $1.2 million ($.13 per share) in 1997, and $0.5 million ($.05 per share) in 1996.

INCOME TAXES

     The income tax provision (benefit) charged to continuing operations was as follows (in thousands):

                                         1998       1997       1996
                                        -------    -------    -------
Current
  Federal.............................  $(3,729)   $(4,394)   $  (626)
  State...............................     (461)    (1,471)      (237)
Deferred
  Federal.............................   (3,078)     1,041        728
  State...............................     (228)       157        182
                                        -------    -------    -------
                                        $(7,496)   $(4,667)   $    47
                                        =======    =======    =======

     A reconciliation of the federal statutory tax rate to the effective tax rate follows:

                                         1998       1997       1996
                                        -------    -------    -------
Federal statutory tax rate............    (34.0)%    (35.0)%     35.0%
State taxes, net of federal benefit...     (5.2)      (5.8)       5.8
Other, net............................      3.0       (2.4)       1.7
                                        -------    -------    -------
Effective tax rate....................    (36.2)%    (43.2)%     42.5%
                                        =======    =======    =======

     The provision (benefit) for deferred income taxes is summarized as follows (in thousands):

                                         1998       1997       1996
                                        -------    -------    -------
Business system and corporate
  resizing............................  $(4,315)   $    --    $    --
Receivables allowance.................     (219)      (303)        43
Inventory reserves....................      (14)       369        (16)
Employee benefit accruals.............     (243)       219        148
Depreciation..........................      388       (129)       395
Lease commitment provision............      315        870          8
Other.................................      782        172        332
                                        -------    -------    -------
                                        $(3,306)   $ 1,198    $   910
                                        =======    =======    =======

     Deferred tax balances were composed of the following (in thousands):

                                                      DECEMBER 31,
                                                   ------------------
                                                    1998       1997
                                                   -------    -------
Deferred tax assets:
  Business system and corporate resizing.........  $ 4,257    $    --
  Receivables allowance..........................      596      1,404
  Inventory reserves.............................    1,567      3,210
  Employee benefit accruals......................    1,992      2,600
  Lease commitment provision.....................      471        696
  Discontinued operations........................      806      1,705
  Other..........................................                 665
                                                   -------    -------
                                                     9,689     10,280
Deferred tax liabilities:
  Depreciation...................................   (1,523)      (675)
  Other..........................................     (540)
                                                   -------    -------
Net deferred tax balances........................  $ 7,626    $ 9,605
                                                   =======    =======

     Current deferred income tax benefits, included with prepaid expenses and other, and noncurrent deferred income tax benefits, included with other assets, were as follows (in thousands):

                                                      DECEMBER 31,
                                                   ------------------
                                                    1998       1997
                                                   -------    -------
Current deferred income tax benefits
  Federal........................................  $ 7,083    $ 7,936
  State..........................................      343        506
Noncurrent deferred income tax benefits
  Federal........................................      175      1,036
  State..........................................       25        127
                                                   -------    -------
                                                   $ 7,626    $ 9,605
                                                   =======    =======

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

     The Company has a qualified, trusteed, savings and profit sharing plan for eligible employees. Employees must contribute at least 1% of their annual compensation to participate in the plan. The Company's contributions to the plan, as determined by the Board of Directors, were $0.4 million in 1998, $0.9 million in 1997 and $1.1 million in 1996.

     The Company has deferred compensation plans available for certain directors, officers and other key employees. Expense associated with the deferred compensation element of these plans was $0.7 million in 1998, $0.7 million in 1997 and $0.6 million in 1996.

     The Company provides postretirement medical coverage for qualifying employees who were employed prior to January 1, 1998. Annual costs and accumulated and vested benefit obligations relating to postretirement medical benefits were not significant.

COMMITMENTS AND CONTINGENCIES

     At December 31, 1998 the Company had operating leases on certain of its facilities and equipment expiring in various years through 2004. Under certain operating leases, the Company is required to pay property taxes and insurance. Rent expense pertaining to operating leases for continuing operations was $4.8 million in 1998, $3.3 million in 1997 and $1.9 million in 1996. Amortization of capitalized leases, which expired in 1997, amounted to $0.9 million in 1997 and $1.7 million in 1996.

     Minimum annual rentals on operating leases, excluding leases assumed in connection with the sale of EDG, for the five years subsequent to 1998 and thereafter are as follows (in thousands):

1999...............................  $ 6,116
2000...............................    1,762
2001...............................    1,398
2002...............................    1,394
2003...............................      786
Thereafter.........................      293
                                     -------
                                     $11,749
                                     =======

     The Company is involved in litigation incidental to its business. The resolution of this litigation is not expected to have a material effect on the Company's financial position.

     In connection with the sale of EDG and the planned sales of certain real estate, the Company expects to make a cash distribution to shareholders of around $7.00 per share. The distribution is planned for 1999 and is subject to the timing and completion of the real estate sales. The amount of the distribution may be adjusted as a result of the final timing and determination of net proceeds from the sale of EDG and the planned sales of real estate.

SHAREHOLDER RIGHTS PLAN

     On February 1, 1999, the Board of Directors adopted a Shareholder Rights Plan (the "Plan"). Under the Plan, the Board declared a dividend of one Preferred Share Purchase Right (the "Right") for each outstanding common share of the Company.

     Generally, the Rights become exercisable in a specified period of time after any person or group of affiliated persons becomes a holder of 18% or more of the aggregate outstanding common stock. Once the Rights become exercisable they entitle all other shareholders to purchase, by payment of a $17.25 exercise price, one one-hundredth of a share of Series A Junior participating Preferred Stock, subject to adjustment, with a value of twice the exercise price. In addition, at any time after an 18% position is acquired and prior to the acquisition of a 50% position, the Board of Directors may require, in whole or in part, each outstanding Right (other than Rights held by the acquiring person or group of affiliated persons) to be exchanged for one share of common stock or one one-hundredth of a share of Series A Junior Participating Preferred Stock. The Rights may be redeemed by the Company at a price of $0.01 per Right at anytime prior to their expiration on May 31, 2001 unless extended or earlier redeemed or exchanged.

BUSINESS SEGMENT AND RELATED INFORMATION

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 was effective for the Company during 1998 and redefines the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated to conform with the 1998 presentation.

     The Company has three reportable business segments: Systems Integration, a full service value-added computer integrator; Recreational Products, a distributor of replacement parts and accessories for recreational and other leisure-time vehicles; and Electronics Manufacturing, two specialty manufacturers of high precision stamping and certain passive components. Each operating segment offers unique products and services and have separate management. The accounting policies of the segments are the same as described in the Summary of Accounting Policies.

     Summarized financial information regarding the Company's continuing reportable segments is shown in the following table (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
Net sales
  Systems Integration..............................  $149,158    $124,680    $112,953
  Recreational Products............................    47,070      46,234      43,704
  Electronics Manufacturing........................    16,240      23,727      22,051
                                                     --------    --------    --------
                                                     $212,468    $194,641    $178,708
                                                     ========    ========    ========
Operating income (loss)
  Systems Integration..............................  $  6,604    $  5,933    $  5,692
  Recreational Products............................     3,289       2,880       3,380
  Electronics Manufacturing........................     1,790       4,230       3,613
  Business system and corporate resizing charges...    (9,900)
  Corporate costs..................................   (10,430)    (11,536)     (8,899)
                                                     --------    --------    --------
                                                       (8,647)      1,507       3,786
  Interest.........................................   (12,038)    (12,309)     (3,673)
                                                     --------    --------    --------
  Income (loss) from continuing operations before
     income taxes and extraordinary loss...........  $(20,685)   $(10,802)   $    113
                                                     ========    ========    ========
Depreciation and amortization
  Systems Integration..............................  $    788    $    593    $    514
  Recreational Products............................       216         232         225
  Electronics Manufacturing........................       528         574         542
  Corporate........................................     2,644       3,135       2,842
  Discontinued operations..........................     5,509       5,466       2,105
                                                     --------    --------    --------
                                                     $  9,685    $ 10,000    $  6,228
                                                     ========    ========    ========
Total assets
  Systems Integration..............................  $ 37,782    $ 26,538    $ 29,633
  Recreational Products............................    16,721      18,840      19,064
  Electronics Manufacturing........................     6,321       6,504       7,039
  Corporate........................................    30,105      32,280      27,431
  Discontinued operations..........................   179,830     347,071     158,143
                                                     --------    --------    --------
                                                     $270,759    $431,233    $241,310
                                                     ========    ========    ========
Capital expenditures
  Systems Integration..............................  $  1,152    $  1,072    $    655
  Recreational Products............................       137         212         467
  Electronics Manufacturing........................       302         595         630
  Corporate........................................     2,932       8,504       5,271
  Discontinued operations..........................     4,619       5,812       2,550
                                                     --------    --------    --------
                                                     $  9,142    $ 16,195    $  9,573
                                                     ========    ========    ========

                        QUARTERLY RESULTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    QUARTER ENDED
                                                       ---------------------------------------
                                                       MAR. 31   JUN. 30   SEP. 30    DEC. 31
                                                       -------   -------   --------   --------
YEAR ENDED DECEMBER 31, 1998
Net sales............................................  $44,857   $59,306   $ 56,672   $ 51,633
                                                       -------   -------   --------   --------
Costs and expenses
  Cost of products sold..............................   35,006    47,261     45,754     42,223
  Selling and administrative.........................    9,385     9,665      9,115      8,382
  Depreciation and amortization......................    1,309     1,299        910        906
  Interest...........................................    3,460     3,215      2,992      2,371
  Business system and corporate resizing charges.....                         9,900
                                                       -------   -------   --------   --------
                                                        49,160    61,440     68,671     53,882
                                                       -------   -------   --------   --------
Loss from continuing operations before income
  taxes..............................................   (4,303)   (2,134)   (11,999)    (2,249)
Income tax benefit...................................   (2,421)   (1,134)    (3,661)      (280)
                                                       -------   -------   --------   --------
Loss from continuing operations......................   (1,882)   (1,000)    (8,338)    (1,969)
Income (loss) from discontinued operations, net of
  tax................................................    4,323     2,911       (402)       443
Gain (loss) on sale of discontinued operations, net
  of tax.............................................                         1,748    (58,597)
                                                       -------   -------   --------   --------
Net income (loss)....................................  $ 2,441   $ 1,911   $ (6,992)  $(60,123)
                                                       =======   =======   ========   ========
SHARE AND PER SHARE DATA
BASIC
  Loss from continuing operations....................  $  (.20)  $  (.11)  $   (.88)  $   (.21)
  Income (loss) from discontinued operations.........      .46       .31       (.04)       .05
  Gain (loss) on sale of discontinued operations.....                           .18      (6.18)
                                                       -------   -------   --------   --------
  Net income (loss)..................................  $   .26   $   .20   $   (.74)  $  (6.34)
                                                       =======   =======   ========   ========
  Weighted average common shares.....................    9,330     9,383      9,442      9,488
                                                       =======   =======   ========   ========
DILUTED
  Loss from continuing operations....................  $  (.20)  $  (.11)  $   (.88)  $   (.21)
  Income (loss) from discontinued operations.........      .46       .31       (.04)       .05
  Gain (loss) on sale of discontinued operations.....                           .18      (6.18)
                                                       -------   -------   --------   --------
  Net income (loss)..................................  $   .26   $   .20   $   (.74)  $  (6.34)
                                                       =======   =======   ========   ========
  Weighted average common shares.....................    9,330     9,383      9,442      9,488
                                                       =======   =======   ========   ========

                        QUARTERLY RESULTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    QUARTER ENDED
                                                       ---------------------------------------
                                                       MAR. 31   JUN. 30   SEP. 30    DEC. 31
                                                       -------   -------   --------   --------
YEAR ENDED DECEMBER 31, 1997
Net sales............................................  $41,395   $57,526   $ 51,278   $ 44,442
                                                       -------   -------   --------   --------
Costs and expenses
  Cost of products sold..............................   31,971    45,546     39,141     34,097
  Selling and administrative.........................    9,005     9,284      9,768      9,496
  Depreciation and amortization......................    1,268     1,305      1,111      1,142
  Interest...........................................    2,681     2,908      3,221      3,499
                                                       -------   -------   --------   --------
                                                        44,925    59,043     53,241     48,234
                                                       -------   -------   --------   --------
Loss from continuing operations before income taxes
  and extraordinary loss.............................   (3,530)   (1,517)    (1,963)    (3,792)
Income tax benefit...................................   (1,566)     (568)      (801)    (1,732)
                                                       -------   -------   --------   --------
Loss from continuing operations before extraordinary
  loss...............................................   (1,964)     (949)    (1,162)    (2,060)
Income from discontinued operations, net of tax......    2,793     4,418      4,970      4,035
Loss on early retirement of debt, net of tax.........     (675)
                                                       -------   -------   --------   --------
Net income...........................................  $   154   $ 3,469   $  3,808   $  1,975
                                                       =======   =======   ========   ========
SHARE AND PER SHARE DATA
BASIC
  Loss from continuing operations before
     extraordinary loss..............................  $  (.22)  $  (.10)  $   (.12)  $   (.22)
  Income from discontinued operations................      .31       .48        .54        .43
  Loss on early retirement of debt...................     (.07)
                                                       -------   -------   --------   --------
  Net income.........................................  $   .02   $   .38   $    .42   $    .21
                                                       =======   =======   ========   ========
  Weighted average common shares.....................    9,069     9,113      9,171      9,274
                                                       =======   =======   ========   ========
DILUTED
  Loss from continuing operations before
     extraordinary loss..............................  $  (.22)  $  (.10)  $   (.12)  $   (.22)
  Income from discontinued operations................      .31       .48        .54        .43
  Loss on early retirement of debt...................     (.07)
                                                       -------   -------   --------   --------
  Net income.........................................  $   .02   $   .38   $    .42   $    .21
                                                       =======   =======   ========   ========
  Weighted average common shares.....................    9,069     9,113      9,171      9,274
                                                       =======   =======   ========   ========

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  ADDITIONS
                                                                  ---------    DEDUCTIONS
                                                                   CHARGE      ----------
                                                    BALANCE AT       TO         ACCOUNTS      BALANCE
                                                    BEGINNING     COSTS AND     CHARGED       AT END
                   DESCRIPTION                      OF PERIOD     EXPENSES        OFF        OF PERIOD
                   -----------                      ----------    ---------    ----------    ---------
Allowance for doubtful accounts:
  Year ended December 31:
     1996.........................................    $1,472        1,235        1,081        $1,626
     1997.........................................    $1,626        2,138        1,091        $2,673
     1998.........................................    $2,673        1,566        3,755(1)     $  484

---------------
(1) Amount includes balances related to the discontinued operations of EDG and Graphics.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors: The information required by Item 10 with respect to directors appears in the Proxy Statement for the 1999 Annual Meeting of Shareholders and is hereby incorporated by reference.

     (b) Executive Officers: The information required by Item 10 with respect to Executive Officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 appears in the Proxy Statement for the 1999 Annual Meeting of Shareholders and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 appears under "Election of Directors" in the Proxy Statement for the 1999 Annual Meeting of Shareholders and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 appears in the Proxy Statement for the 1999 Annual Meeting of Shareholders and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

    The Consolidated Financial Statements and Report of Independent Accountants dated March 3, 1999 are included under Item 8 of this Annual Report on Form 10-K.

     2. FINANCIAL STATEMENT SCHEDULE:

    The financial statement schedule listed in the Index to Financial Statements included under Item 8 is filed as part of this Annual Report on Form 10-K.

     3. EXHIBITS:

           2. Agreement and Plan of Merger, dated as of November 26, 1996 among Registrant, ME Acquisitions, Inc., and Milgray
                    Electronics, Inc. is incorporated by reference to Exhibit
                    2.1 of the Form 8-K dated January 7, 1997.
           3. The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant's Form 8-B dated March 22, 1995, as amended.
           4. a. The Specimen of Registrant's Common Stock certificates is incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant's Form 8-B filed January 15, 1980.
                b.  Warrant Agreement dated September 15, 1993 including Form of
                    Warrant Certificate issued to the named Insurance Companies included in the Note Purchase Agreement dated February 1,
                    1991, as amended, is incorporated by reference to Exhibit
                    4.e of the Form 10-K dated June 30, 1993.
          10.   a.  The Employment and Deferred Compensation Agreements dated
                    January 1, 1979 and the Amendment thereto dated August 6,
                    1979 concerning certain officers of Registrant are incorporated by reference to Exhibits 9A, 9C and 9D to Amendment number 1 to Registrant's Form 8-B dated November
                    19, 1979.
                b. The 1990 Stock Option and Incentive Plan is incorporated by reference to Exhibit A of Registrant's definitive Proxy
                    Statement (File No. 1-7899) filed in connection with the
                    Annual Meeting of Shareholders held October 29, 1990.
                c.  The 1993 Employees' Stock Purchase Plan is incorporated by reference to Exhibit A of Registrant's definitive Proxy
                    Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993.
                d.  The Amendment to Employment and Deferred Compensation
                    Agreement dated September 14, 1994 is incorporated by reference to Exhibit (10) of the Registrant's Quarterly
                    Report on Form 10-Q dated September 30, 1994.
                e.  The Bell Industries, Inc. Directors' Retirement Plan for
                    Non-employees is incorporated by reference to Exhibit (99) of the Registrant's Quarterly Report on Form 10-Q dated
                    September 30, 1994.
                f. The 1994 Stock Option Plan is incorporated by reference to Exhibit A of the Registrant's definitive Proxy Statement
                    (File No. 1-7899) filed in connection with the Annual
                    Meeting of Shareholders held on November 1, 1994.
                g. Form of Severance Agreement between the Registrant and its executive officers is incorporated by reference to Exhibit
                    10.9 to Registrant's Form 8-B dated March 22, 1995, as amended.
                h. Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by reference to Exhibit 10.10 to Registrant's Form 8-B dated
                    March 22, 1995, as amended.
                i.  The Amendment to Employment and Deferred Compensation
                    Agreement dated September 26, 1995 is incorporated by reference to Exhibit 10.k to Registrant's Form 10-K dated
                    December 31, 1995.

                j. Non-Employee Directors' Stock Option Plan, as revised is, incorporated by reference to Exhibit 10.l to Registrant's
                    Form 10-K dated December 31, 1995.
                k. Form of Stock Option Agreement between the Registrant and Non-employee Directors is incorporated by reference to
                    Exhibit 10.m to Registrant's Form 10-K dated December 31,
                    1995.
                l.  The Amendment to Employment and Deferred Compensation
                    Agreement between the Registrant and Theodore Williams dated
                    November 21, 1996 is incorporated by reference to Exhibit
                    10.n to Registrant's 10-K dated December 31, 1996.
                m. Credit Agreement dated as of January 7, 1997 among Registrant, Bell Ontario Holding, Inc., the Lenders listed therein, and Union Bank of California, N.A., as agent (which includes, among the Exhibits, Form of Company Security
                    Agreement, Form of Company Pledge Agreement, Form of
                    Subsidiary Security Agreement, Form of Subsidiary Guarantee and Form of Subsidiary Pledge Agreement) is incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated
                    January 7, 1997.
                n.  Amendments No. 1, 2, 3 and 4 to the Credit Agreement dated
                    January 21, 1997, February 7, 1997, August 1, 1997 and
                    December 31, 1997 among Registrant Bell Ontario Holding,
                    Inc., the Lenders listed therein, and Union Bank of California, N.A., as agent.
                o. Severance Agreement dated as of January 20, 1997 between the Registrant and Bruce M. Jaffe is incorporated by reference and Exhibit 10.p to Registrant's Form 10-K dated December
                    31, 1996.
                p. Amendment to the 1994 Stock Option Plan dated August 8, 1997 is incorporated by reference to Exhibit 99 to Registrant's
                    Form 10-Q dated June 30, 1997.
                q. Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August 12, 1997 is incorporated by reference to
                    Exhibit 4.1.1 to Registrant's Form S-8 dated August 12,
                    1997.
                r. 1997 Deferred Compensation Plan dated August 27, 1997 is incorporated by reference to Registrant's Form S-8 dated
                    August 28, 1997.
                s.  The Employment Agreement between the Registrant and Tracy A.
                    Edwards, dated February 1, 1999 is filed herewith.
                t. Form of Consulting Agreement between the Registrant and Gordon Graham is filed herewith.
                u.  The Rights Agreement, dated February 1, 1999, by and between
                    Bell Industries, Inc. and Harris Trust Company of
                    California, as Rights Agent, is incorporated by reference to
                    Exhibit 1 to the Registrant's Form 8-A12B, dated February
                    25, 1999.
                v.  The Asset Purchase Agreement dated August 28, 1998 between
                    Bell Industries, Inc. and PrimeSource Corporation is incorporated by reference to Exhibit 2.1 of the Registrant's
                    Form 8-K, event date September 14, 1998.
                w. The Agreement of Purchase and Sale dated October 1, 1998 between Bell Industries, Inc. and Arrow Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Registrant's
                    Form 8-K, event date October 1, 1998.
          21.       Subsidiaries of the Registrant.
          23.       Consent of Independent Accountants.
          27.       Financial Data Schedule.

(b) REPORTS ON FORM 8-K:

     a) Form 8-K, event date: January 29, 1999, filed in connection with the sale of the Electronics Distribution Group.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELL INDUSTRIES, INC.

                                          By /s/ TRACY A. EDWARDS
                                            ------------------------------------
                                            Tracy A. Edwards
                                            President and Chief Executive
                                             Officer
Date: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

                       SIGNATURE                                              TITLE
                       ---------                                              -----

/s/ TRACY A. EDWARDS                                        President and Chief Executive Officer,
--------------------------------------------------------    Director
Tracy A. Edwards

/s/ GORDON GRAHAM                                           Co-Chairman of the Board
--------------------------------------------------------
Gordon Graham

/s/ THEODORE WILLIAMS                                       Co-Chairman of the Board
--------------------------------------------------------
Theodore Williams

/s/ JOHN J. COST                                            Director and Secretary
--------------------------------------------------------
John J. Cost

/s/ ANTHONY L. CRAIG                                        Director
--------------------------------------------------------
Anthony L. Craig

/s/ HERBERT S. DAVIDSON                                     Director
--------------------------------------------------------
Herbert S. Davidson

/s/ MILTON ROSENBERG                                        Director
--------------------------------------------------------
Milton Rosenberg

/s/ RUSSELL A. DOLL                                         Vice President and Chief Financial and
--------------------------------------------------------    Accounting Officer
Russell A. Doll

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
       2.     Agreement and Plan of Merger dated as of November 26, 1996 among Registrant, ME Acquisition, Inc. and Milgray
              Electronics, Inc............................................        (*)
       3.     Articles of incorporation and by-laws.......................        (*)
       4.     Instruments defining the rights of security holders,
              including indentures
              a.  Specimen of Registrant's Common Stock certificate.......        (*)
              b.  Warrant Agreement dated September 15, 1993 including
              Form of Warrant Certificate issued to the named Insurance
                  Companies included in the Note Purchase Agreement dated
                  February 1, 1991, as amended............................        (*)
      10.     Material contracts
              a.  The Employment and Deferred Compensation Agreements
              dated January 1, 1979 and the Amendment thereto dated August
                  6, 1979 concerning certain officers of Registrant.......        (*)
              b.  The 1990 Stock Option and Incentive Plan included as
              Exhibit A to Registrant's definitive Proxy Statement (File
                  No. 1-7899) filed in connection with the Annual Meeting
                  of Shareholders held October 29, 1990...................        (*)
              c.  The 1993 Employees' Stock Purchase Plan included as
              Exhibit A to Registrant's definitive Proxy Statement (File
                  No. 1-7899) filed in connection with the Annual Meeting
                  of Shareholders held November 2, 1993...................        (*)
              d.  The Amendment to Employment and Deferred Compensation
              Agreement dated September 14, 1994 included as to Exhibit
                  (10) of the Registrant's Quarterly Report on Form 10-Q
                  dated September 30, 1994................................        (*)
              e.  The Bell Industries, Inc. Directors' Retirement Plan for
              Non-employees included as Exhibit (99) of the Registrant's
                  Quarterly Report on Form 10-Q dated September 30,
                  1994....................................................        (*)
              f.  The 1994 Stock Option Plan included as Exhibit A of the
              Registrant's definitive Proxy Statement (File No. 1-7899)
                  filed in connection with the Annual Meeting of
                  Shareholders held on November 1, 1994...................        (*)
              g.  Form of Severance Compensation Agreement between the
              Registrant and its executive officers.......................        (*)
              h.  Form of Indemnity Agreement between the Registrant and
              its executive officers and directors........................        (*)
              i.  The Amendment to Employment and Deferred Compensation
              Agreement dated September 26, 1995..........................        (*)
              j.  Non-Employee Directors' Stock Option Plan, as revised...        (*)
              k.  Form of Stock Option Agreement between the Registrant
              and Non-employee Directors..................................        (*)
              l.  The Amendment to Employment and Deferred Compensation
              Agreement dated November 21, 1996...........................        (*)
              m. Credit Agreement dated as of January 7, 1997 among
              Registrant, Bell Ontario Holding, Inc., the Lenders named
                 therein, and Union Bank of California, as agent..........        (*)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
              n.  Amendments No. 1, 2, 3 and 4 to the Credit Agreement
              dated January 21, 1997, February 7, 1997, August 1, 1997 and
                  December 31, 1997 among Registrant, Bell Ontario
                  Holding, Inc., the Lenders listed therein, and Union
                  Bank of California, N.A., as agent......................        (*)
              o.  Severance Agreement dated January 20, 1997 between the
              Registrant and Bruce M. Jaffe...............................        (*)
              p.  Amendment to the 1994 Stock Option Plan dated August 8,
                  1997....................................................        (*)
              q.  Post-effective Amendment No. 1 to the 1994 Stock Option
              Plan dated August 12, 1997..................................        (*)
              r.  1997 Deferred Compensation Plan dated August 27, 1997...        (*)
              s.  Employment Agreement between the Registrant and Tracy A.
              Edwards, dated February 1, 1999.............................
              t.  Form of Consulting Agreement between the Registrant and
                  Gordon Graham...........................................
              u.  The Rights Agreement, dated February 1, 1999, by and
              between Bell Industries, Inc. and Harris Trust Company of
                  California, as Rights Agent.............................        (*)
              v.  Asset Purchase Agreement dated August 28, 1998 between
              Bell Industries, Inc. and PrimeSource Corporation...........        (*)
              w.  The Agreement of Purchase and Sale dated October 1, 1998
              between Bell Industries, Inc. and Arrow Electronics, Inc....        (*)
      21.     Subsidiaries of the Registrant
      23.     Consent of Independent Accountants
      27.     Financial Data Schedule

---------------
(*) Incorporated by reference.