Form 10-K/A
period 1998-12-31
BELL INDUSTRIES INC /NEW/
filed 1999-04-28
CIK 945489

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                            ------------------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 1-11471
                              BELL INDUSTRIES LOGO
                            ------------------------

                 CALIFORNIA                                     95-2039211
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

             1960 E. GRAND AVE.                                    90245
                  SUITE 560                                     (ZIP CODE)
           EL SEGUNDO, CALIFORNIA
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                       DOCUMENT INCORPORATED BY REFERENCE

                                     NONE.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

---------------
(1) Amount includes balances related to the discontinued operations of EDG and Graphics.
--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) DIRECTORS: The Company's Board of Directors presently consists of seven directors. The names and principal occupations of the Board's directors, and the respective numbers of shares of voting stock of the Company beneficially owned, directly or indirectly, by each of them are set forth below.

                                                     YEAR      SHARES BENEFICIALLY
                                                     FIRST         OWNED AS OF        PERCENT
       NAME AND PRINCIPAL OCCUPATION         AGE    ELECTED       MARCH 1, 1999       OF CLASS
       -----------------------------         ---    -------    -------------------    --------
John J. Cost (1)(2)(3)                        64     1971             17,506(5)         (4)
  Of Counsel
  Irell & Manella LLP, Attorneys
Anthony L. Craig (2)                          53     1993             14,938(5)         (4)
  President, Tamandra, Inc.
Herbert S. Davidson(1)(2)                     77     1997              1,000            (4)
  Private Investor and former
  Chief Executive Officer,
  Milgray Electronics, Inc.
Tracy A. Edwards                              42     1999             60,701(6)         (4)
  President and Chief Executive Officer
Gordon Graham                                 64     1994             46,994(6)         (4)
  Co-Chairman and
  former Chief Executive Officer
Milton Rosenberg(1)(2)(3)                     76     1975             20,000(5)         (4)
  Private Investor and Consultant
Theodore Williams (3)                         78     1969            360,154(6)        3.7%
  Co-Chairman

---------------

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

(3) Member of Nominating Committee.

(4) Less 1% of total outstanding shares.

(5) Includes 14,800 shares with respect to Messrs. Cost, Craig and Rosenberg issuable pursuant to currently exercisable stock options issued under Bell's Non-employees Directors' Stock Option Plan.

(6) Includes 43,233 shares with respect to Mr. Edwards, 21,024 shares with respect to Mr. Graham and 27,000 shares with respect to Mr. Williams issuable pursuant to currently exercisable stock options.

     In December 1996 Mr. Graham was elected President and Chief Operating Officer and from January 1, 1998 to February 1, 1999 Mr. Graham served as President and Chief Executive Officer. For more than the past five years prior to his election as President, Mr. Graham was employed by the Company as a Senior Vice President. On February 1, 1999, he was elected Co-Chairman.

     On February 1, 1999, Mr. Edwards was elected President and Chief Executive Officer, and a director of the Company. From January 1998 until that time, Mr. Edwards was the Executive Vice President of the Company and for more than five years prior to January 1998, Mr. Edwards served as the Company's Vice President and Chief Financial Officer.

     Mr. Cost was a partner in the law firm of Irell & Manella LLP, Los Angeles, California, from 1969 through December 1994. Effective January 1, 1995, Mr. Cost retired as a partner of that firm and now acts "of counsel." He was elected Secretary in 1987. Irell & Manella LLP acts as general counsel to the Company. Mr. Cost is the Secretary of the Company. He receives compensation for his services as Secretary, in lieu of the annual retainer for being a director, an amount equal to the annual retainer.

     Since July 1997, Mr. Craig has been the President and Chief Executive Officer of Tamandra, Inc., a privately-held investment company. From February 1996 through July 1997, Mr. Craig was the President and Chief Executive Officer of Global Knowledge Network, a privately-held company engaged in providing learning services for information technology in over 40 countries. From November 1993 through January 1996, he was a Vice President of Digital Equipment Corporation, a New York Stock Exchange company. Mr. Craig is currently a director of Mitel Corporation, a publicly-held semi-conductor company. Mr. Craig is also a director of Global Knowledge Network.

     From 1970 until December 31, 1997, Mr. Williams was Chairman of the Board and Chief Executive Officer of the Company. He resigned as Chief Executive Officer on December 31, 1997, but remained Chairman. On February 1, 1999, he became Co-Chairman.

     From 1997 until January 31, 1999, Mr. Davidson was Vice Chairman of the Board. For more than five years prior to that time, Mr. Davidson was President and Chief Executive Officer of Milgray Electronics. In connection with the acquisition of Milgray by Bell, Mr. Davidson received approximately $55 million for his equity interest in Milgray on the same basis as all other Milgray shareholders.

     For more than the past five years, Mr. Rosenberg has been self-employed as an investor in, and consultant to, high technology companies.

     (b) EXECUTIVE OFFICERS: The information required by Item 10 with respect to Executive Officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows all cash compensation and certain other compensation paid to (i) the chief executive officer and (ii) the other four most highly compensated executive officers (the "Named Officers") for the three years in the period ending December 31, 1998 for services rendered in all capacities to the Company and its subsidiaries:

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                                                                   ------------
                                                   ANNUAL COMPENSATION               OPTIONS
                                          -------------------------------------     (NUMBER OF
  NAME AND PRINCIPAL POSITION     YEAR      SALARY       BONUS(1)     OTHER(2)       SHARES)
  ---------------------------     ----    ----------    ----------    ---------    ------------
Gordon Graham                     1998    $  600,000    $      -0-    $  60,000          -0-
  Co-Chairman and former          1997       619,000        50,000       56,527       60,000
  Chief Executive Officer         1996       176,000        44,829       19,047        4,200
Tracy A. Edwards                  1998    $  300,000    $  200,000    $  31,885          -0-
  President and                   1997       250,000        50,000       27,627       54,800
  Chief Executive Officer(3)      1996       173,750        44,253       19,251        4,200
D.J. Hough(4)                     1998    $  227,000    $  350,000    $  23,720          -0-
  Senior Vice President and       1997       227,000        50,000       25,127        6,000
  Chief Information Officer       1996       202,800        51,652       22,322          -0-
Peter A. Resnick(4)               1998    $  154,700    $  235,000    $  16,609          -0-
  Vice President and              1997       132,800        20,000       15,003          -0-
  Corporate Controller            1996        75,100        15,893          -0-        3,600
Stephen A. Weeks(4)               1998    $  154,700    $  430,000    $  17,133          -0-
  Vice President and Treasurer    1997       133,000        20,000       15,527        3,000
                                  1996       105,000        26,743       12,747        2,400

---------------

     Certain columns have not been included in this table because the information called for therein is not applicable to the Company or the individuals named above for the periods indicated.

(1) Includes bonuses accrued and earned for the period although paid in a later period. For example, executive bonuses earned in 1996 were not paid until February 1997. The 1998 special bonuses for Messrs. Edwards, Hough, Weeks and Resnick related to the sales of the Company's electronics distribution and graphics imaging businesses.

(2) Consists of amounts contributed by the Company on behalf of the named individual under the Company's Savings and Profit Sharing Plan and Executive Deferred Income and Pension Plan.

(3) On February 1, 1999, Mr. Edwards became the President and Chief Executive Officer of the Company.

(4) Messrs. Hough, Resnick and Weeks are expected to leave the Company in 1999 after the transition of certain support systems to the buyer of the electronics distribution business.

STOCK OPTIONS

     No options were granted to the Chief Executive Officer and the Named Officers in 1998.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the former Chief Executive Officer, the current Chief Executive Officer and the Named Officers, concerning the exercise of options during the twelve month period ended December 31, 1998 and unexercised options held as of December 31, 1998:

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

                                                                             NUMBER OF                     VALUE OF
                                                  VALUE REALIZED      UNEXERCISED OPTIONS AT        UNEXERCISED OPTIONS AT
                                                  (MARKET PRICE          DECEMBER 31, 1998           DECEMBER 31, 1998(1)
                               SHARES ACQUIRED   AT EXERCISE LESS   ---------------------------   ---------------------------
            NAME                 ON EXERCISE     EXERCISE PRICE)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            ----               ---------------   ----------------   -----------   -------------   -----------   -------------
Gordon Graham                         -0-             $  -0-           7,512         57,528          $-0-           $-0-
Tracy A. Edwards                    2,890              5,375          41,721         52,848           -0-            -0-
D.J. Hough                          2,890              5,375          42,275          5,400           -0-            -0-
Stephen A. Weeks                    1,445              2,688           3,402          5,968           -0-            -0-
Peter A. Resnick                      -0-                -0-             360          3,240           -0-            -0-

---------------

(1) Based upon the closing price on the New York Stock Exchange on that date ($11.38).

     In January 1999, Mr. Edwards, the Company's President and Chief Executive Officer, was granted an option covering 300,000 shares at an exercise price of $11.13, which was market value on the date of grant.

EMPLOYMENT AGREEMENTS

     In February 1999, the Company entered into an employment agreement with Mr. Edwards, the Company's President and Chief Executive Officer. This agreement provides for an annual salary of $315,000 plus a bonus dependent upon the Company achieving performance goals to be established from time to time by the Company's Compensation Committee. Further, for calendar 1999, Mr. Edwards is entitled to a minimum bonus of $150,000. The agreement also provides that Mr. Edwards would receive an amount equal to two times his annual salary in the event he no longer serves as President and Chief Executive Officer and such termination is by the Company without cause or by Mr. Edwards if there has occurred a material change in his duties, a reduction in his compensation or a "change in control" of the Company. "Change in control" has a like meaning as that term is defined in Mr. Edwards severance agreement with the Company.

     The Company has severance agreements with its executive officers. Each of these agreements provides, in essence, that should there be a "change in control" (as defined) and the officer's employment is terminated either (i) involuntarily, without just cause, or (ii) voluntarily, if the officer has determined in good faith that his duties have been altered in a material respect or there has been a reduction in his compensation or employee benefits, then upon termination, the officer would be entitled to receive a severance payment. A "change in control" of the Company is generally defined as (i) any consolidation or merger of the Company, other than a merger of the Company in which the holders of the Company's common stock immediately prior to the merger have at least seventy-five percent (75%) ownership of the voting capital stock of the surviving corporation immediately after the merger, (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, (iii) the shareholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company, (iv) any person shall become the beneficial owner of thirty percent (30%) or more of the Company's outstanding common stock, or
(v) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason (except death) to constitute a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period. The sale of the Company's electronics distribution business in January 1999 constituted a "change in control". It is expected that Messrs. Hough, Weeks and Resnick's employment will be terminated during calendar 1999, and, when so terminated, they will receive $642,000, $141,000 and $284,000, respectively, as their severance payment. Mr. Edwards' severance agreement provides that if he is terminated under circumstances giving rise to a severance payment, the amount of such payment would be 295% of the "base amount" (generally equivalent to the highest twelve months compensation during such person's last three years prior to termination). In addition, under his severance agreement and employment agreement the Company agrees to pay Mr. Edwards the amount of any excise tax on the payment of any amount which constitutes an "excess parachute payment" under Section 4999 of the Internal Revenue Code of 1986.

     Mr. Graham had a severance agreement pursuant to which he received $950,000 in February 1999 when Mr. Edwards assumed the office of President and Chief Executive Officer. Also, in February 1999, Mr. Graham entered into a three year consulting agreement which provides for annual payments of $250,000. These payments may be accelerated upon the occurrence of a "change in control" event. He receives no other payment for his services to the Company.

     In February 1999, the Company paid Mr. Williams, Bell's former Chairman of the Board, President and Chief Executive Officer approximately $1,723,000 million owing him under his deferred compensation agreement ($1,446,000 million) and consulting agreement ($277,000). He was also paid an additional $277,000 in lieu of continued salary as Co-Chairman of the Board. Mr. Williams will receive no further monies for his services to the Company.

     The Company has entered into Indemnity Agreements with all directors and all executive officers of the Company after having received shareholder approval at the Company's 1986 Annual Meeting. The Indemnity Agreements provide for indemnification of directors and officers in cases where indemnification might not otherwise have been available.

LONG-TERM INCENTIVE PROGRAM

     Currently, the Company's long-term incentive program consists of the award of stock options to executive officers and other key employees at current market prices. The grant of options with exercise prices at prevailing market prices is designed to align executive compensation and shareholder long-term interests by creating a direct link between long-term executive compensation and shareholder return as evidenced by increased stock market value.

     The Company's current policy is to award significant amounts of stock options to executive officers and other key employees. Exercise prices are established equal to the fair market value of Bell's common stock on the date of grant. Options are usually for a term of five (5) years and become vested over a period of four (4) years dependent upon continued employment. The number of stock options granted to executive officers is based upon an evaluation of the particular officer's deemed ability to influence the long-term growth and profitability of the Company. Stock options were granted to the Company's executive officers in February 1996, January 1997 and December 1997 with exercise prices equal to fair market value at the time of grant. In connection with the closing of the sale of Bell's electronics distribution business in the first quarter of 1999, the Board promoted Mr. Edwards to President and Chief Executive Officer. In addition, in order to retain the benefits of his services, the Board granted Mr. Edwards stock options covering 300,000 shares in January 1999, at an exercise price equal to the closing price of the Company's common stock on the New York Stock Exchange on the date immediately preceding the date of grant.

CHIEF EXECUTIVE OFFICER'S COMPENSATION

     Mr. Graham had been an Executive Officer of the Company for over ten years and President and Chief Executive Officer since January 1998. For the 1998 fiscal year, Mr. Graham received a base salary of $600,000. On February 1, 1999, Mr. Edwards assumed the office of President and Chief Executive Officer of the Company. His compensation was previously described.

                               OTHER COMPENSATION

SAVINGS AND PROFIT SHARING PLAN

     The Company established the Bell Industries' Employees' Savings and Profit Sharing Plan (the "PSP") in 1973 under which both employees and the Company may make contributions. The PSP will continue until terminated by the Board of Directors. Employees must contribute at least 1% of their annual compensation to participate in the PSP. The Company's contribution to the PSP is determined by the Board of Directors in its discretion. For the fiscal year ended December 31, 1998, the Company contributed $406,000 to the PSP.

EXECUTIVE DEFERRED INCOME AND PENSION PLAN

     In July 1993, the Company adopted an Executive Deferred Income and Pension Plan (the "EDP"). Under the EDP, each officer and such other highly compensated employees as the Board may designate are eligible to participate. Each participant may elect a percentage (not more than 10%) of his salary that he wishes to defer. The Company matches the amount of the chosen deferral. Such deferred sums are assigned to employee designated investment options which are funded through Company-owned life insurance policies. In 1999, the Plan was amended to eliminate the Company's matching contribution and fully vested previously unvested Company matching contributions.

     In the event of an unforeseen emergency, a participant may withdraw his deferred salary plus accrued earnings but no portion of the matching funds contributed by the Company. In such an event, the participant would be ineligible from participating in the EDP for a period of two years. After reaching age 62 and retiring, a participant may elect to have his benefit paid in a lump sum or payable over a period of 5 to 15 years.

     If a participant voluntarily resigns before age 62, he will be entitled to receive at age 62 only a pro-rata portion of Company matching funds through the date of his termination. That proration is based upon the period of EDP participation; the participant being fully vested after 12 years. If a participant dies while employed, his beneficiary would receive a lump sum payment equal to all amounts that have accrued for his benefit through date of death. If a participant's employment is terminated without cause or after a change in control, he will receive the same benefit as he would have received if his employment had been terminated due to death. If a participant is terminated for cause, or if the Board determines within one year after termination that cause existed at the time of termination, he will be entitled to receive in a lump sum payment only the amount attributable to his deferred salary plus accrued earnings.

DIRECTOR COMPENSATION

     During 1998, directors who were employees received no additional compensation for serving on the Board of Directors. Non-employee directors received an annual retainer of $40,000, plus $1,000 for each attendance at a meeting of the Board or a committee thereof which does not immediately precede or follow a meeting of the Board. The Company had a directors' retirement plan for non-employee directors. Under the plan, directors having served at least ten years as a director after reaching the age of 65 are entitled to receive an annual retirement benefit of $40,000. Such payments will be made for the number of years equal to the number of years served as a director or until his or her death; provided, that a surviving spouse is entitled for a period of five years after death to continue to receive the same benefits that such director would have been so entitled to receive. If a director has reached age 60 and ceases to serve as a director at the request of the Company, he will be entitled to the same retirement benefits as if he retired at age 65. In the event of a change in control, a director leaving the Board would be entitled to receive an immediate lump sum payment of the present value of his accrued retirement benefit. In January 1996, the Company terminated the directors' retirement plan except to the extent rights thereunder were vested. The rights of Mr. Cost and Mr. Milton Rosenberg (a director for over 20 years) were fully vested under the plan. Messrs. Cost and Craig are also entitled to receive stock options under the Company's Non-employee Directors' Stock Option Plan. Under the Plan, each non-employee director receives options for 10,000 shares upon his election as a director and an option for 1,000 shares for each year thereafter in which he is reelected. Pursuant to the Plan, Messrs. Cost and Craig each received options covering 10,000 shares in May 1996 when the Plan was first adopted and options covering 1,000 shares in May 1997 and 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows the beneficial ownership of the Company's common stock of those executive officers of the Company listed in the "Summary Compensation Table" under Executive Compensation, who are not Board Members, as well as the beneficial ownership of common stock of all Board Members for directors and executive officers of the Company as a group as of March 1, 1999.

                                                             AMOUNT AND NATURE       PERCENT
                NAME OF BENEFICIAL OWNER                  OF BENEFICIAL OWNERSHIP    OF CLASS
                ------------------------                  -----------------------    --------

D.J. Hough                                                        100,480(2)         1.0%
  Senior Vice President                                          (Direct)
  and Chief Information Officer

Peter A. Resnick                                                    1,560(3)          (1)
  Vice President and                                             (Direct)
  Corporate Controller

Stephen A. Weeks                                                    7,799(4)          (1)
  Vice President and Treasurer                                   (Direct)

All directors and executive officers as a group (eleven           653,135(5)         6.8%
  persons)

---------------

(1) Less than 1% of the outstanding.

(2) Includes 43,475 shares issuable pursuant to currently exercisable stock options.

(3) Includes 1,080 shares issuable pursuant to currently exercisable stock options.

(4) Includes 4,990 shares issuable pursuant to currently exercisable stock options.

(5) Includes 202,234 shares issuable pursuant to currently exercisable stock options.

PRINCIPAL SECURITY HOLDERS

     As of March 1, 1999, Cede & Co., a nominee of securities depositories for various segments of the financial industry, held approximately 8,779,000 shares representing 91% of the Company's outstanding common stock, none of which was owned beneficially by such organization. Based upon reports filed through March 1, 1999 with the Securities and Exchange Commission, the Company believes that only those entities named below beneficially own 5% or more of the Company's common stock:

                    NAME AND ADDRESS                         AMOUNT AND NATURE       PERCENT
                  OF BENEFICIAL OWNER                     OF BENEFICIAL OWNERSHIP    OF CLASS
                  -------------------                     -----------------------    --------
Steel Partners II, L.P.                                          1,471,710             15.5%(1)
  150 East 52nd Street, 21st Floor                                (Direct)
  New York, New York 10022
Merrill Lynch & Co., Inc.                                          810,210              8.5%(2)
  World Financial Center, North Tower                             (Direct)
  250 Vesey Street
  New York, New York 10381
The TCW Group, Inc.                                                566,992              5.9%(3)
  865 South Figueroa Street                                       (Direct)
  Los Angeles, California 90017
Dimensional Fund Advisors                                          498,071              5.2%
  1299 Ocean Avenue, 11th Floor                                   (Direct)
  Santa Monica, California 90401

---------------
(1) According to the Schedule 13D filed by Steel Partners II, L.P. ("Steel Partners") on January 11, 1999, the shares of the Company's common stock owned by Steel Partners are also beneficially owned by Mr. Warren Lichtenstein by virtue of his position with Steel Partners. In addition, according to such Schedule 13D, Steel Partners, Mr. Lichtenstein, Sandera Partners, L.P. ("Sandera"), Newcastle Partners, L.P. ("Newcastle") and Mr. Mark S. Schwarz entered into a joint filing agreement pursuant to which, among other things, Mr. Lichtenstein and Mr. Schwarz formed a group to nominate four individuals to be elected directors of the Company's Board. In addition, Steel Partners, Sandera, Newcastle, Mr. Lichtenstein and Mr. Schwarz agreed to the joint filing of statements on Schedule 13D with respect to their shares of the Company's common stock. According to their jointly filed Schedule 13D filed March 11, 1999, in addition to Steel Partners' shares set forth in the above table, and as set forth previously regarding Mr. Lichtenstein, Sandera, Newcastle and Mr. Schwarz have beneficial ownership of shares of the Company's common stock, respectively, as follows: 200,000; 4,000; and 204,000. According to such Schedule 13D, Mr. Schwarz beneficially owns the shares of Sandera and Newcastle by virtue of his position at such entities. The aggregate ownership of all such persons, according to such Schedule 13D, is approximately 17%.

(2) According to the Schedule 13G filed by Merrill Lynch & Co., Inc., voting and dispositive power over 545,300 of such shares is shared with Merrill Lynch Special Value Fund, Inc.

(3) According to the Schedule 13G filed by the TCW Group, Inc., voting and dispositive power over such shares is shared with Mr. Robert Day.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 10. Directors and Executive Officers of the Registrant and Item
11. Executive Compensation.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

    The Consolidated Financial Statements and Report of Independent Accountants dated March 3, 1999 are included under Item 8 of this Annual Report on Form 10-K/A.

     2. FINANCIAL STATEMENT SCHEDULE:

    The financial statement schedule listed in the Index to Financial Statements included under Item 8 is filed as part of this Annual Report on Form 10-K/A.

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

                                          BELL INDUSTRIES, INC.

                                          By /s/ TRACY A. EDWARDS
                                            ------------------------------------
                                            Tracy A. Edwards
                                            President and Chief Executive
                                             Officer
Date: April 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 26, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

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