Form 10-Q
period 1999-03-31
BELL INDUSTRIES INC /NEW/
filed 1999-05-14
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                          Quarter ended March 31, 1999

                         Commission file number 1-11471



                              BELL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)


            California                                        95-2039211
            ----------                                        ----------
   (State or other jurisdiction                            (I.R.S. Employer
 of incorporation or organization)                        Identification No.)


1960 E. Grand Avenue, El Segundo, California                       90245
--------------------------------------------                       -----
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


                           YES   [X]            NO   [ ]


Indicate the number of shares outstanding of the Registrant's class of common stock, as of May 5, 1999: 9,556,280 shares.

                         Part I - FINANCIAL INFORMATION


Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Income
(In thousands, except per share data)

                                                           Three months ended
                                                                March 31
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------

Net sales                                                 $ 54,151     $ 44,857
                                                          --------     --------

Costs and expenses
     Cost of products sold                                  45,026       35,006
     Selling and administrative                              7,881       10,694
     Interest, net                                             360        3,460
                                                          --------     --------
                                                            53,267       49,160
                                                          --------     --------

Income (loss) from continuing operations
     before income taxes                                       884       (4,303)
Income tax provision (benefit)                                 354       (2,421)
                                                          --------     --------

Income (loss) from continuing operations                       530       (1,882)
Income from discontinued operations, net of tax                           4,323
                                                          --------     --------

Net income                                                $    530     $  2,441
                                                          ========     ========

Share and Per Share Data
BASIC
     Income (loss) from continuing operations             $   0.06     $  (0.20)
     Income from discontinued operations                                   0.46
                                                          --------     --------
     Net income                                           $   0.06     $   0.26
                                                          ========     ========
     Weighted average common shares                          9,556        9,330
                                                          ========     ========

DILUTED
     Income (loss) from continuing operations             $   0.06     $  (0.20)
     Income from discontinued operations                                   0.46
                                                          --------     --------
     Net income                                           $   0.06     $   0.26
                                                          ========     ========
     Weighted average common shares                          9,576        9,330
                                                          ========     ========



     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

                                                         March 31    December 31
                                                            1999         1998
                                                         ---------    ---------
ASSETS
Current assets:
     Cash and cash equivalents                           $  51,862    $   6,699
     Accounts receivable,
         less allowance for doubtful accounts
              of $533 and $484                              35,623       31,340
     Inventories                                            17,172       18,461
     Prepaid expenses and other                              7,813        8,566
     Net assets of discontinued operations                  15,177      179,830
     Real estate held for sale                               9,826       12,046
                                                         ---------    ---------
         Total current assets                              137,473      256,942
                                                         ---------    ---------

Properties, net                                              5,705        5,574
Goodwill                                                     1,450        1,468
Other assets                                                 3,589        6,775
                                                         ---------    ---------

                                                         $ 148,217    $ 270,759
                                                         =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                    $  26,912    $  27,778
     Accrued liabilities and payroll                        24,701       35,207
     Current portion of long-term liabilities                           109,000
                                                         ---------    ---------
         Total current liabilities                          51,613      171,985
                                                         ---------    ---------

Deferred compensation and other                              4,883        8,319

Shareholders' equity:
     Preferred stock
         Authorized - 1,000,000 shares
         Outstanding - none
     Common stock
         Authorized - 35,000,000 shares
         Outstanding - 9,556,280 and 9,530,301 shares      103,010      102,276
     Accumulated deficit                                   (11,289)     (11,821)
                                                         ---------    ---------
         Total shareholders' equity                         91,721       90,455
Commitments and contingencies
                                                         $ 148,217    $ 270,759
                                                         =========    =========



     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(In thousands)

                                                          Three months ended
                                                               March 31
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
Cash flows from operating activities:
     Net income                                          $     530    $   2,441
     Depreciation and amortization                             371        2,603
     Provision for losses on accounts receivable                49          396
     Changes in assets and liabilities                     (11,058)      19,104
                                                         ---------    ---------
              Net cash provided by (used in)
                operating activities                       (10,108)      24,544
                                                         ---------    ---------

Cash flows from investing activities:
     Net proceeds from sale of business                    161,799
     Net proceeds from sale of properties                    2,220
     Purchase of properties                                   (484)      (3,526)
                                                         ---------    ---------
              Net cash provided by (used in)
                investing activities                       163,535       (3,526)
                                                         ---------    ---------

Cash flows from financing activities:
     Repayment of bank borrowings, net                    (109,000)     (13,725)
     Employee stock plans and other                            736          125
                                                         ---------    ---------
              Net cash used in financing activities       (108,264)     (13,600)
                                                         ---------    ---------

Net increase in cash and cash equivalents                   45,163        7,418
Cash and cash equivalents at beginning of period             6,699        5,377
                                                         ---------    ---------

Cash and cash equivalents at end of period               $  51,862    $  12,795
                                                         =========    =========

Changes in assets and liabilities:
     Accounts receivable                                 $  (4,332)   $    (182)
     Inventories                                             1,289        8,868
     Accounts payable                                         (866)       8,777
     Accrued liabilities and other                          (7,149)       1,641
                                                         ---------    ---------
              Net change                                 $ (11,058)   $  19,104
                                                         =========    =========

Supplemental cash flow information:
     Interest paid                                       $   1,652    $   2,806
     Income taxes paid                                   $     128    $      68


     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Notes to Consolidated Financial Statements


Accounting Principles

The financial information included herein has been prepared in conformity with the accounting principles reflected in the financial statements included in the Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission for the year ended December 31, 1998.

In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. The operating results for the interim periods presented are not necessarily indicative of results for the full year.

Per Share Data

Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. For the three month period ended March 31, 1998 potentially dilutive securities were not included in the computation of the weighted average number of shares, as inclusion of such amounts would be antidulutive.

Sale of Electronics Distribution Group

On January 29, 1999, the Company sold substantially all of the assets of its Electronics Distribution Group ("EDG") for approximately $177 million in cash and the assumption of substantially all of the liabilities of EDG. The results of operations for EDG have been classified as discontinued operations in the accompanying financial statements.

Sale of Graphics Imaging Group

On September 14, 1998, the Company sold substantially all of the assets of its Graphics Imaging Group ("Graphics")for a net purchase price of approximately $41 million. The 1998 results of Graphics have been classified as discontinued operations in the accompanying financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

This analysis contains forward looking comments which are based on current trends. Actual results in the future may differ materially.

Results of operations by business segment were as follows (in thousands):


                                                        Three months ended
                                                               March 31
                                                       ---------------------
                                                         1999          1998
                                                       -------       -------
Net sales
     Systems Integration                               $38,705       $30,703
     Recreational Products                              11,104         9,793
     Electronics Manufacturing                           4,342         4,361
                                                       -------       -------
                                                       $54,151       $44,857
                                                       =======       =======
Operating income
     Systems Integration                               $ 1,247       $ 1,302
     Recreational Products                                 545           404
     Electronics Manufacturing                             376           653
     Corporate costs                                      (924)       (3,202)
                                                       -------       -------
                                                         1,244          (843)
Interest expense, net                                     (360)       (3,460)
Income tax (provision) benefit                            (354)        2,421
                                                       -------       -------

Income (loss) from continuing operations               $   530       $(1,882)
                                                       =======       =======

Net sales for the first quarter increased 21% to $54.2 million from $44.9 million in 1998 as operating income increased to $1.2 million from an operating loss of $843,000 in 1998. Operating results from continuing operations exclude the results of the discontinued Graphics and EDG businesses which were sold in September 1998 and January 1999. Operating results in 1998 included substantially higher corporate costs required to support Bell's former businesses. Results in 1999 reflect the initial effects of the Company's resizing program for the continuing businesses. In addition, net interest expense was $360,000 compared to $3.5 million in the first quarter last year as the Company retired its outstanding debt during January 1999 with the proceeds from the sale of its electronics distribution business.

Sales of the Systems Integration Group increased 26% to $38.7 million as operating income decreased 4% to $1.2 million. These changes principally reflect continued margin pressures for computer products offset by positive growth in the group's services business.

Recreational Product Group sales for the first quarter increased 13% to $11.1 million as operating income increased 35% to $545,000. Higher sales reflected the positive impact of warmer weather conditions early in the quarter on motorcycle parts shipments and snows late in the first quarter on snowmobile product sales. Increased operating income resulted from higher overall sales and improved profitability in Wisconsin and Michigan.

Sales of the Electronics Manufacturing Group were consistent with the prior year at $4.3 million as operating income decreased 42% to $376,000. Reduced operating income reflected the end of the product life cycle for a significant customer product line and the impact of competitive pricing pressures on electronic components manufactured by the group.

As a percentage of sales, cost of products sold for 1999 increased to 83.1% from 78.0% in the comparable quarter of 1998. Higher cost of products sold, as a percentage of sales, reflects competitive product pricing pressures particularly within the Company's Systems Integration and Electronics Manufacturing Groups. Selling and administrative expenses, as a percentage of sales, decreased to 14.6% from 23.8% in the prior year reflecting the Company's corporate resizing program associated with the disposal of EDG and Graphics. In 1999, the Company's income tax rate was 40.0% compared with an income tax benefit of 56.3% in the prior year period.

Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

                                                    March 31        December 31
                                                      1999              1998
                                                   ---------        ---------
Cash and cash equivalents                          $  51,862        $   6,699
Working capital                                    $  85,860        $  84,957
Current ratio                                          2.7:1            1.5:1
Shareholders' equity per share                     $    9.60        $    9.49
Days' sales in receivables                                60               58
Days' sales in inventories                                35               40

Net cash used in operating activities was $10.1 million in the first quarter of 1999, compared to cash provided by operating activities of $24.5 million for the comparable period in 1998. In 1999, operating cash flows were utilized to pay certain EDG sale and transition related costs and to provide for increased working capital investment arising from higher sales from continuing operations. Cash flows included the net proceeds from the sale of EDG of $161.8 million which were partially utilized to payoff the Company's outstanding line of credit of $109 million. Also impacting cash flows were $2.2 million of net proceeds from the sale of real estate. Cash flows in 1998 were augmented by working capital reductions and were used to reduce borrowings under the Company's line of credit and to fund property additions.

The Company expects to use the balance of the cash proceeds from the sale of EDG and certain real estate assets for distribution to shareholders. On May 13, 1999 the Company declared an initial distribution of $5.70 per share payable June 8, 1999 to shareholders of record as of May 25, 1999.

The Company believes that sufficient cash resources exist to support requirements for its operations and commitments through available cash, bank borrowings and cash generated form operations. In April 1999, the Company obtained a new $20 million line of credit to finance working capital needs for the continuing businesses. Management believes that it has access to additional financing as required.

In 1997, the Company initiated a project to ensure all its business systems as well as non-informational systems, such as HVAC systems, building security, elevators, phone systems and other related systems are Year 2000 compliant. The Year 2000 project encompasses three major phases: Inventory - taking stock of the various applications and systems in use by the Company; Assessment - analyzing the exposure of Year 2000 issues in the various applications and systems; and Renovation - taking action to correct Year 2000 deficiencies noted in the assessment phases. The Company anticipates achieving Year 2000 compliance during 1999 by finalizing the conversion of certain of its business systems to Year 2000 hardware and software platforms and by reprogramming other business systems. To date, the Inventory and Assessment phases of critical systems and support functions are complete and renovation is underway. Implementation of Year 2000 compliant business systems has begun and is anticipated to be completed by the end of the second quarter of 1999. As a contingency plan, the Company has completed the reprogramming of significant existing business systems for Year 2000 compliance in the event that new business systems are not operational by 2000. The Company does not have any other contingency plans at this time. In addition, the Company has identified and prioritized and is communicating with its material suppliers and third party providers ("Material Third Parties") to determine their Year 2000 status and any probable impact on Bell. Bell will continue to track and evaluate its long-term relationship with Material Third Parties based on the responses it receives and on information learned from other sources. If any of Bell's Material Third Parties are not Year 2000 ready and their non-compliance causes a material disruption to any of their respective businesses, Bell's business could be materially adversely affected. Bell will continue to evaluate the nature of these risks, but at this time Bell is unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, it may have on Bell. If a significant number of Material Third Parties experience failures in their computer systems or operations due to not being Year 2000 complaint, it could affect Bell's ability to process transactions or otherwise engage in similar normal business activities. While this risk is outside of Bell's control, Bell has instituted the program mentioned above to identify Material Third Parties and to address any non-compliance issues. The estimated cost of the Year 2000 has not been and is not expected to be material to the Company's financial position or results of operations. Although Bell believes its business systems will be Year 2000 compliant on or before December 31, 1999, the Company makes no assurances regarding the success of this program, or that third party systems will be Year 2000 compliant. The Company cannot be assured that failure to achieve Year 2000 compliance will not have a material impact on the Company's business.

PART II - OTHER INFORMATION

Items 1 through 5.

                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits:

                         27.     Financial Data Schedule

                  (b) Reports on Form 8-K:

                         Form 8-K, event date: January 29, 1999, filed in Connection with the sale of the Electronics Distribution Group.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BELL INDUSTRIES, INC.

                                            By:

DATE:             May 14, 1999              /s/Tracy A. Edwards
-----             ------------              -------------------
                                            Tracy A. Edwards,
                                            President and
                                            Chief Executive Officer



DATE:             May 14, 1999              /s/ Russell A. Doll
-----             ------------              -------------------
                                            Russell A. Doll,
                                            Vice President and Chief Financial
                                            Officer