Form 10-Q
period 1999-06-30
BELL INDUSTRIES INC /NEW/
filed 1999-07-30
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                           QUARTER ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER 1-11471



                              BELL INDUSTRIES, INC.
                              ---------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   CALIFORNIA                                    95-2039211
                   ----------                                    ----------
          (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
        OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


1960 E. GRAND AVE., SUITE 560, EL SEGUNDO, CALIFORNIA              90245
-----------------------------------------------------              -----
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


                              YES  [X]     NO  [ ]


INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S CLASS OF COMMON STOCK, AS OF JULY 26, 1999: 9,608,315 SHARES.

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Income
(In thousands, except per share data)

                                         Three months ended               Six months ended
                                               June 30                        June 30
                                       ------------------------      ------------------------
                                         1999           1998           1999           1998
                                       ---------      ---------      ---------      ---------
Net sales                              $  60,781      $  59,306      $ 114,932      $ 104,163
                                       ---------      ---------      ---------      ---------

Costs and expenses
    Cost of products sold                 49,460         47,261         94,486         82,267
    Selling and administrative             8,179         10,964         16,060         21,658
    Interest, net                           (418)         3,215            (58)         6,675
                                       ---------      ---------      ---------      ---------
                                          57,221         61,440        110,488        110,600
                                       ---------      ---------      ---------      ---------
Income (loss) from continuing
    operations before income taxes         3,560         (2,134)         4,444         (6,437)
Income tax provision (benefit)             1,423         (1,134)         1,777         (3,555)
                                       ---------      ---------      ---------      ---------

Income (loss) from continuing
    operations                             2,137         (1,000)         2,667         (2,882)
Income from discontinued
    operations, net of tax                                2,911                         7,234
                                       ---------      ---------      ---------      ---------

Net income                             $   2,137      $   1,911      $   2,667      $   4,352
                                       =========      =========      =========      =========

Share and Per Share Data
BASIC
    Income (loss) from continuing
        operations                     $    0.22      $   (0.11)     $    0.28      $   (0.31)
    Income from discontinued
        operations                                         0.31                          0.77
                                       ---------      ---------      ---------      ---------
    Net income                         $    0.22      $    0.20      $    0.28      $    0.46
                                       =========      =========      =========      =========
    Weighted average common
        shares                             9,608          9,383          9,582          9,357
                                       =========      =========      =========      =========

DILUTED
    Income (loss) from continuing
        operations                     $    0.22      $   (0.11)     $    0.28      $   (0.31)
    Income from discontinued
        operations                                         0.31                          0.77
                                       ---------      ---------      ---------      ---------
    Net income                         $    0.22      $    0.20      $    0.28      $    0.46
                                       =========      =========      =========      =========
    Weighted average common
        shares                             9,624          9,383          9,600          9,357
                                       =========      =========      =========      =========


     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Condensed Consolidated Balance Sheet
(Dollars in thousands)

                                                        June 30       December 31
                                                          1999           1998
                                                        ---------     -----------
ASSETS
Current assets:
    Cash and cash equivalents                           $   3,845      $   6,699
    Accounts receivable,
        less allowance for doubtful
           accounts of $594 and $484                       43,612         31,340
    Inventories                                            17,398         18,461
    Prepaid expenses and other                              6,966          8,566
    Real estate held for sale                               8,815         12,046
    Net assets of discontinued operations                                179,830
                                                        ---------      ---------
        Total current assets                               80,636        256,942
                                                        ---------      ---------

Properties and equipment, net                               5,774          5,574
Goodwill                                                    1,433          1,468
Other assets                                                2,487          6,775
                                                        ---------      ---------

                                                        $  90,330      $ 270,759
                                                        =========      =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $  26,633      $  27,778
    Accrued liabilities and payroll                        20,646         35,207
    Current portion of long-term liabilities                             109,000
                                                        ---------      ---------
        Total current liabilities                          47,279        171,985
                                                        ---------      ---------

Deferred compensation and other                             3,962          8,319

Shareholders' equity:
    Preferred stock
        Authorized - 1,000,000 shares
        Outstanding - none
    Common stock
        Authorized - 35,000,000 shares
        Outstanding -9,608,315 and 9,530,301 shares        48,243        102,276
    Accumulated deficit                                    (9,154)       (11,821)
                                                        ---------      ---------
        Total shareholders' equity                         39,089         90,455
Commitments and contingencies
                                                        ---------      ---------
                                                        $  90,330      $ 270,759
                                                        =========      =========



     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(In thousands)

                                                             Six months ended
                                                                 June 30
                                                         ------------------------
                                                           1999           1998
                                                         ---------      ---------
Cash flows from operating activities:
    Net income                                           $   2,667      $   4,352
    Depreciation and amortization                              771          5,345
    Provision for losses on accounts receivable                110            754
    Changes in assets and liabilities                      (22,297)        23,373
                                                         ---------      ---------
           Net cash provided by (used in)
               operating activities                        (18,749)        33,824
                                                         ---------      ---------

Cash flows from investing activities:
    Net proceeds from sale of business                     176,692
    Net proceeds from sale of real estate                    3,231
    Purchases of equipment                                    (995)        (5,717)
                                                         ---------      ---------
           Net cash provided by (used in)
            investing activities                           178,928         (5,717)
                                                         ---------      ---------

Cash flows from financing activities:
    Repayment of bank borrowings, net                     (109,000)       (23,662)
    Cash distribution to shareholders                      (54,767)
    Employee stock plans and other                             734            807
                                                         ---------      ---------
           Net cash used in financing activities          (163,033)       (22,855)
                                                         ---------      ---------

Net increase (decrease) in cash and cash equivalents        (2,854)         5,252
Cash and cash equivalents at beginning of period             6,699          5,377
                                                         ---------      ---------

Cash and cash equivalents at end of period               $   3,845      $  10,629
                                                         =========      =========

Changes in assets and liabilities:
    Accounts receivable                                  $ (12,382)     $   5,074
    Inventories                                              1,063         16,690
    Accounts payable                                        (1,145)         4,181
    Accrued liabilities and other                           (9,833)        (2,572)
                                                         ---------      ---------
           Net change                                    $ (22,297)     $  23,373
                                                         =========      =========

Supplemental cash flow information:
    Interest paid                                        $   1,659      $   6,157
    Income taxes paid                                    $     431      $      00



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

Per Share Data

Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. For the three and six month periods ended June 30, 1998 potentially dilutive securities were not included in the computation of the weighted average number of shares, as inclusion of such amounts would be antidulutive.

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

Cash Distribution to Shareholders

On June 8, 1999, the Company paid a cash distribution of $5.70 per share to shareholders of record on May 25, 1999. The payment represents the distribution of the net proceeds from the recent sale of EDG and the disposition of certain real estate properties to date. The aggregate distribution in the amount of $54.8 million represents a return of capital and has been recorded as a reduction in common stock.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

This analysis contains forward looking comments which are based on current trends. Actual results in the future may differ materially.

Results of operations by business segment for the three months and six months ended June 30, 1999 and 1998 were as follows (in thousands):

                                      Three months ended            Six months ended
                                           June 30                       June 30
                                   ------------------------      ------------------------
                                     1999           1998           1999           1998
                                   ---------      ---------      ---------      ---------
Net sales
    Systems Integration            $  40,535      $  39,807      $  79,240      $  70,510
    Recreational Products             15,201         15,060         26,305         24,853
    Electronics Manufacturing          5,045          4,439          9,387          8,800
                                   ---------      ---------      ---------      ---------
                                   $  60,781      $  59,306      $ 114,932      $ 104,163
                                   =========      =========      =========      =========

Operating income
    Systems Integration            $   1,406      $   2,040      $   2,653      $   3,342
    Recreational Products              1,518          1,504          2,063          1,908
    Electronic Manufacturing             892            634          1,268          1,287
    Corporate costs                     (674)        (3,097)        (1,598)        (6,299)
                                   ---------      ---------      ---------      ---------
                                       3,142          1,081          4,386            238

Interest, net                            418         (3,215)            58         (6,675)
Income tax (provision) benefit        (1,423)         1,134         (1,777)         3,555
                                   ---------      ---------      ---------      ---------

Income (loss) from continuing
    operations                     $   2,137      $  (1,000)     $   2,667      $  (2,882)
                                   =========      =========      =========      =========


Net sales for the six months ended June 30, 1999 increased approximately 10% to $114.9 million from $104.2 million in 1998, while operating income increased to $4.4 million from $238,000 in the comparable 1998 period. For the three months ended June 30, 1999, the Company's net sales increased approximately 2% to $60.8 million from $59.3 million in 1998. Operating income increased to $3.1 million compared to $1.1 million in the prior year period. Operating results from continuing operations exclude the results of the discontinued Graphics and EDG businesses which were sold in September 1998 and January 1999. Operating results in 1998 included substantially higher corporate costs required to support Bell's former businesses. Results in 1999 reflect the initial effects of the Company's resizing program for the continuing businesses. In addition, net interest income for the first six months of 1999 was $58,000 compared to interest expense of $6.7 million in the comparable prior year period as the Company retired its outstanding debt in January 1999 with the proceeds from the sale of EDG.

Sales of the Systems Integration Group for the six months ended June 30, 1999 increased 12% to $79.2 million as operating income decreased 21% to $2.7 million. For the three months ended June 30, 1999, sales of the Systems Integration Group increased 2% to $40.5 million as compared to $39.8 million in the comparable 1998 period as operating income decreased to $1.4 million from $2.0 million in the 1998 period. These changes principally reflect continued industry wide pricing pressures for computer products partially offset by positive growth in the group's services business.

Recreational Product Group sales for the six months ended June 30, 1999 increased 6% to $26.3 million as operating income increased 8% to $2.1 million. For the three months ended June 30, 1999, Recreational Product Group sales and operating income were $15.2 million and $1.5 million, consistent with the prior year period. Higher sales for the six month period reflected the positive impact of warmer weather conditions early in the first quarter on motorcycle parts shipments and snowfall late in the first quarter on snowmobile product sales. Increased operating income for the first six months resulted from higher overall sales and improved profitability in the Wisconsin and Michigan territories.

Sales of the Electronics Manufacturing Group for the six months ended June 30, 1999 increased 7% to $9.4 million as operating income was consistent with the prior year at $1.3 million. For the three months ended June 30, 1999 sales increased 14% to $5.0 million as operating income increased to $892,000 from $634,000 in the prior year period.

As a percentage of sales, cost of products sold for the six months ended June 30, 1999 increased to 82.2% from 79.0% in 1998. Higher cost of products sold, as a percentage of sales, reflects competitive product pricing pressures particularly within the Company's Systems Integration Group. Selling and administrative expenses, as a percentage of sales, decreased to 14.0% from 20.8% in the prior year reflecting the Company's corporate resizing program associated with the disposal of EDG and Graphics. In 1999, the Company's income tax rate was 40.0% compared with an income tax benefit of 55.2% in the prior year period.

Selected financial position data is set forth in the following table (dollars in thousands, except per share amounts):

                                                 June 30          December 31
                                                   1999              1998
                                                 -------          -----------
Cash and cash equivalents                         $ 3,845          $ 6,699
Working capital                                   $33,357          $84,957
Current ratio                                       1.7:1            1.5:1
Shareholders' equity per share                    $  4.07          $  9.49
Days' sales in receivables                             65               58
Days' sales in inventories                             32               40

Net cash used in operating activities was $18.7 million for the six months ended June 30, 1999, compared to cash provided by operating activities of $33.8 million for the comparable period in 1998. In 1999, operating cash flows were utilized to pay certain EDG sale and transition related costs and to provide for increased working capital investment. Cash flows included the net proceeds from the sale of EDG of $176.7 million which were utilized to payoff the Company's outstanding line of credit of $109 million and to fund a $5.70 per share distribution to shareholders for an aggregate $54.8 million. Also impacting cash flows were $3.2 million of net proceeds from the sale of real estate. Cash flows in 1998 were augmented by working capital reductions and were used to reduce borrowings under the Company's line of credit and to fund equipment additions.

The Company believes that sufficient cash resources exist to support requirements for its operations and commitments through available cash, bank borrowings and cash generated from operations. In April 1999, the Company established a $20 million line of credit to finance working capital needs for the continuing businesses. Management believes that it has access to additional financing as required.

In 1997, the Company initiated a project to ensure all its business systems as well as non-informational systems, such as HVAC systems, building security, elevators, phone systems and other related systems are Year 2000 compliant. The Year 2000 project encompasses three major phases: Inventory - taking stock of the various applications and systems in use by the Company; Assessment - analyzing the exposure of Year 2000 issues in the various applications and systems; and Renovation - taking action to correct Year 2000 deficiencies noted in the assessment phases. To date, the Inventory and Assessment phases of critical systems and support functions are complete, renovation is underway and implementation of Year 2000 compliant business systems is substantially complete. As a contingency plan, the Company has completed the reprogramming of significant existing business systems for Year 2000 compliance in the event that new business systems are not operational by 2000. The Company does not have any other contingency plans at this time. In addition, the Company has identified and prioritized and is communicating with its material suppliers and third party providers ("Material Third Parties") to determine their Year 2000 status and any probable impact on Bell. Bell will continue to track and evaluate its long-term relationship with Material Third Parties based on the responses it receives and on information learned from other sources. If any of Bell's Material Third Parties are not Year 2000 ready and their non-compliance causes a material disruption to any of their respective businesses, Bell's business could be materially adversely affected. Bell will continue to evaluate the nature of these risks, but at this time Bell is unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, it may have on Bell. If a significant number of Material Third Parties experience failures in their computer systems or operations due to not being Year 2000 compliant, it could affect Bell's ability to process transactions or otherwise engage in similar normal business activities. While this risk is outside of Bell's control, Bell has instituted the program mentioned above to identify Material Third Parties and to address any non-compliance issues.

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

               Not applicable

Item 5.        Other Information.

               Not applicable

Item 6.        Exhibits and Reports on Form 8-K.

               (a) Exhibits:

                    10.1 The Severance Compensation Agreement between the Registrant and Russell A. Doll dated as of June 16, 1999.

                    27.    Financial Data Schedule.

               (b) Reports on Form 8-K:

                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BELL INDUSTRIES, INC.

                                        By:

DATE:  July 29, 1999                    /s/ TRACY A. EDWARDS
       -------------                    ------------------------------------
                                        Tracy A. Edwards,
                                        President and
                                        Chief Executive Officer


DATE:  July 29, 1999                    /s/ RUSSELL A. DOLL
       -------------                    ------------------------------------
                                        Russell A. Doll,
                                        Vice President and Chief Financial
                                        Officer