Form 10-Q
period 1999-09-30
BELL INDUSTRIES INC /NEW/
filed 1999-11-12
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarter ended September 30, 1999

                         Commission file number 1-11471

                              BELL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

           California                                        95-2039211
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

   1960 E. Grand Avenue, El Segundo, California              90245-4608
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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of the Registrant's class of common stock, as of November 9, 1999: 9,608,315 shares.

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Bell Industries, Inc.
Consolidated Statement of Operations


(Unaudited, in thousands, except per share data)


                                               Three months ended                  Nine months ended
                                                  September 30                         September 30
                                           ---------------------------         ---------------------------
                                              1999              1998              1999              1998
                                           ---------         ---------         ---------         ---------
Net sales                                  $  76,586         $  56,672         $ 191,518         $ 160,835
                                           ---------         ---------         ---------         ---------
Costs and expenses

    Cost of products sold                     64,730            45,754           159,216           128,021
    Selling and administrative                 8,793             9,115            23,883            28,165
    Depreciation and amortization                417               910             1,387             3,518
    Interest, net                                  1             2,992               (57)            9,667
    Special items, net                          (161)            9,900              (161)            9,900
                                           ---------         ---------         ---------         ---------
                                              73,780            68,671           184,268           179,271
                                           ---------         ---------         ---------         ---------

Income (loss) from continuing
   operations before income taxes              2,806           (11,999)            7,250           (18,436)
Income tax provision (benefit)                 1,122            (3,661)            2,899            (7,216)
                                           ---------         ---------         ---------         ---------
Income (loss) from continuing
    operations                                 1,684            (8,338)            4,351           (11,220)
Income (loss) from discontinued
    operations, net of tax                                        (402)                              6,832
Gain on sale of discontinued
    operations, net of tax                                       1,748                               1,748
                                           ---------         ---------         ---------         ---------
Net income (loss)                          $   1,684         $  (6,992)        $   4,351         $  (2,640)
                                           =========         =========         =========         =========


Share and Per Share Data

BASIC

    Income (loss) from continuing
        operations                         $     .17         $    (.88)        $     .45         $   (1.19)
    Income (loss) from discontinued
        operations                                                (.04)                                .73
    Gain on sale of discontinued
        operations                                                 .18                                 .18
                                           ---------         ---------         ---------         ---------
    Net income (loss)                      $     .17         $    (.74)        $     .45         $    (.28)
                                           =========         =========         =========         =========
    Weighted average common
        shares                                 9,608             9,442             9,591             9,385
                                           =========         =========         =========         =========
DILUTED

    Income (loss) from continuing
        operations                         $     .17         $    (.88)        $     .45         $   (1.19)
    Income (loss) from discontinued
        operations                                                (.04)                                .73
    Gain on sale of discontinued
        operations                                                 .18                                 .18
                                           ---------         ---------         ---------         ---------
    Net income (loss)                      $     .17         $    (.74)        $     .45         $    (.28)
                                           =========         =========         =========         =========
    Weighted average common
        shares                                 9,672             9,442             9,624             9,385
                                           =========         =========         =========         =========


     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Condensed Consolidated Balance Sheet
(Dollars in thousands)


                                                          September 30     December 31
                                                             1999              1998
                                                          ------------     -----------
                                                           Unaudited
ASSETS
Current assets:

    Cash and cash equivalents                              $  11,109         $   6,699
    Accounts receivable,
        less allowance for doubtful
           accounts of $826 and $484                          46,505            31,340
    Inventories                                               14,562            18,461
    Prepaid expenses and other                                 5,326             8,566
    Real estate held for sale                                  1,918            12,046
    Net assets of discontinued operations                                      179,830
                                                           ---------         ---------
        Total current assets                                  79,420           256,942
                                                           ---------         ---------

Properties, net                                                4,274             5,574
Goodwill                                                       1,416             1,468
Other assets                                                   3,712             6,775
                                                           ---------         ---------

                                                           $  88,822         $ 270,759
                                                           =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Accounts payable                                       $  25,886         $  27,778
    Accrued liabilities and payroll                           18,172            35,207
    Current portion of long-term liabilities                                   109,000
                                                           ---------         ---------
        Total current liabilities                             44,058           171,985
                                                           ---------         ---------

Deferred compensation and other                                3,989             8,319

Shareholders' equity:
    Preferred stock

        Authorized - 1,000,000 shares
        Outstanding - none

    Common stock

        Authorized - 35,000,000 shares

        Outstanding - 9,608,315 and 9,530,301 shares          48,243           102,276
    Accumulated deficit                                       (7,468)          (11,821)
                                                           ---------         ---------
        Total shareholders' equity                            40,775            90,455
Commitments and contingencies
                                                           ---------         ---------
                                                           $  88,822         $ 270,759
                                                           =========         =========


     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(Unaudited, in thousands)


                                                                Nine months ended
                                                                   September 30
                                                            ---------------------------
                                                              1999              1998
                                                            ---------         ---------
Cash flows from operating activities:

    Net income (loss)                                       $   4,355         $  (2,640)
    Depreciation and amortization                               1,186             7,685
    Provision for losses on accounts receivable                   377             1,221
    Gain on sale of real estate                                  (616)
    Loss (gain) on sale of businesses                             455            (1,748)
    Business system charge                                                        8,000
    Changes in assets and liabilities,
        net of disposals                                      (25,962)           17,722
                                                            ---------         ---------
           Net cash provided by (used in)
             operating activities                             (20,205)           30,240
                                                            ---------         ---------

Cash flows from investing activities:

    Proceeds from sale of businesses                          178,692            30,148
    Purchases of properties                                    (1,786)           (6,596)
    Proceeds from sale of real estate                          10,744
                                                            ---------         ---------
           Net cash provided by
               investing activities                           187,650            23,552
                                                            ---------         ---------

Cash flows from financing activities:

    Repayment of bank borrowings, net                        (109,000)          (55,745)
    Cash distribution to shareholders                         (54,767)
    Employee stock plans and other                                732             1,533
                                                            ---------         ---------
           Net cash used in financing activities             (163,035)          (54,212)
                                                            ---------         ---------

Net increase (decrease) in cash and cash equivalents            4,410              (420)
Cash and cash equivalents at beginning of period                6,699             5,377
                                                            ---------         ---------

Cash and cash equivalents at end of period                  $  11,109         $   4,957
                                                            =========         =========

Changes in assets and liabilities, net of disposals:

    Accounts receivable                                     $ (16,757)        $   6,420
    Inventories                                                 3,190            20,393
    Accounts payable                                           (1,569)           (2,975)
    Accrued liabilities and other                             (10,826)           (6,116)
                                                            ---------         ---------
           Net change                                       $ (25,962)        $  17,722
                                                            =========         =========

Supplemental cash flow information:

    Interest paid                                           $     729         $   9,316
    Income taxes paid                                             344

Non-cash investing and financing activities:

    Note received on sale of business                       $   1,000


    See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Notes to Condensed Consolidated Financial Statements

Accounting Policies

The accompanying consolidated financial statements for the three and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP")and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Per Share Data

Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. For the three and nine month periods ended September 30, 1998 potentially dilutive securities were not included in the computation of the weighted average number of shares, as inclusion of such securities would be antidilutive.

Special Items

Operating results for the three and nine month periods ended September 30, 1999 include a pretax loss of $455,000 from the sale of substantially all of the assets and liabilities of one of its electronics manufacturing businesses in July 1999. Additionally, the Company recorded a pretax gain of $616,000 on the disposition of certain real estate assets.

During the third quarter of 1998, the Company recorded special pretax charges totaling $9.9 million. The charges included $8.0 million to write-off the investment and provide for related commitments for the discontinuance of the use and development of a business system. Additionally, the Company provided $1.9 million for employee separation and related exit costs to resize corporate operations.

Sale of Electronics Distribution Group

On January 29, 1999, the Company sold substantially all of the assets of its Electronics Distribution Group ("EDG") for approximately $177 million in cash and the assumption of substantially all of the liabilities of EDG. The results of operations for EDG have been classified as discontinued operations in the accompanying financial statements.

Sale of Graphics Imaging Group

On September 14, 1998, the Company sold substantially all of the assets of its Graphics Imaging Group ("Graphics"). The operating results for Graphics have been classified as discontinued operations in the accompanying financial statements.

Cash Distribution to Shareholders

On June 8, 1999, the Company paid a cash distribution of $5.70 per share to shareholders of record on May 25, 1999. The payment represents the distribution of the net proceeds from the sale of EDG and the disposition of certain real estate properties to that date. The aggregate distribution in the amount of $54.8 million represents a return of capital and has been recorded as a reduction in common stock.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

This analysis contains forward looking comments which are based on current trends. Actual results in the future may differ materially.

Results of operations by business segment for the three months and nine months ended September 30, 1999 and 1998 were as follows (in thousands):


                                            Three months ended                 Nine months ended
                                              September 30                         September 30
                                       ---------------------------         ---------------------------
                                         1999              1998              1999              1998
                                       ---------         ---------         ---------         ---------
Net sales

    Systems Integration                $  60,864         $  39,779         $ 140,104         $ 110,289
    Recreational Products                 13,067            13,044            39,372            37,897
    Electronics Manufacturing              2,655             3,849            12,042            12,649
                                       ---------         ---------         ---------         ---------
                                       $  76,586         $  56,672         $ 191,518         $ 160,835
                                       =========         =========         =========         =========

Operating income

    Systems Integration                $   2,165         $   1,885         $   4,818         $   5,227
    Recreational Products                    702               809             2,765             2,717
    Electronics Manufacturing(1)              91               310             1,359             1,597
    Special items (1)                        616            (9,900)              616            (9,900)
    Corporate costs                         (767)           (2,111)           (2,365)           (8,410)
                                       ---------         ---------         ---------         ---------
                                           2,807            (9,007)            7,193            (8,769)

Interest, net                                 (1)           (2,992)               57            (9,667)
Income tax (provision) benefit            (1,122)            3,661            (2,899)            7,216
                                       ---------         ---------         ---------         ---------

Income (loss) from continuing
    operations                         $   1,684         $  (8,338)        $   4,351         $ (11,220)
                                       =========         =========         =========         =========


(1) Operating results for the third quarter of 1999 include a pretax loss of $455,000 on the disposition of an electronics manufacturing business and a pretax gain of $616,000 on the disposition of certain real estate assets. For the third quarter of 1998, the Company recorded a special charge of $9.9 million for business system and corporate resizing.

For the three months ended September 30, 1999, the Company's net sales increased 35% to $76.6 million from $56.7 million in the prior year. Income from continuing operations was $1.7 million, or $.17 per share, compared with a loss from continuing operations of $8.3 million, or $.88 per share, in the prior year. For the nine months ended September 30, 1999, net sales rose to $191.5 million from $160.8 million for the comparable 1998 period. Income from continuing operations for the 1999 period was $4.4 million, or $.45 per share compared with a loss of $11.2 million, or $1.19 per share, for the prior year. Operating results from continuing operations exclude the results of the discontinued Graphics and EDG businesses which were sold in September 1998 and January 1999.

The Company's operating results were favorably impacted by strong sales growth in the Systems Integration Group. However, operating results were negatively impacted by continued downward pressure on product margins. Corporate costs were substantially lower in 1999 and reflect the benefits of the Company's resizing program for its continuing businesses. In addition, the Company recorded net interest income of $57,000 in the first nine months of 1999 compared with interest expense of $9.7 million in the comparable prior year period. The Company retired its outstanding debt in January 1999 with the proceeds from the sale of EDG.

In the third quarter of 1999 the Company recorded a pretax loss of $455,000 on the disposition of an electronics manufacturing business, and a pretax gain of $616,000 on the sale of certain real estate assets.

In the third quarter of 1998, the Company incurred a pretax charge of $8.0 million to write off the investment and provide for related commitments for the discontinuance of the use and development of a business system. In addition, the Company recorded a special pretax charge of $1.9 million for employee separation and related exit costs associated with a resizing program for corporate operations.

Also, in the third quarter of 1998, the Company completed the sale of its Graphics business for a net purchase price of approximately $40 million, resulting in a pretax gain of approximately $3.0 million (after-tax $1.7 million, or $.19 per share).

For the three months ended September 30, 1999, Systems Integration Group sales increased 53% to $60.9 million from $39.8 million in the prior year. For the third quarter of 1999 operating income increased 15% to $2.2 million from $1.9 million in the third quarter of 1998. Systems Integration Group sales for the nine months ended September 30, 1999 increased 27% to $140.1 million and operating income decreased 7% to $4.8 million. These results reflect strong demand for computer products and services. While revenue and operating income from services continue to grow, overall margin percentages declined as a result of lower margins on computer product sales.

Recreational Products Group sales were relatively flat for the three months ended September 30, 1999 compared with the prior year period. Sales for the third quarter of 1999 were $13.1 million compared with $13.0 for 1998. Operating income declined 13% to $702,000 in 1999 from $809,000 in the 1998 period, reflecting generally higher administrative and marketing costs. For the nine months ended September 30, 1999, sales increased 4% to $39.4 million from $37.8 million in the prior year. Operating income increased slightly to $2.8 million for the first nine months of 1999 from $2.7 million in the comparable 1998 period.

Sales for the Electronics Manufacturing Group for the three months ended September 30, 1999 declined to $2.7 million from $3.8 million in the prior year. Operating income declined to $91,000 in 1999 from $310,000 in 1998. For the nine month period, sales were $12.0 million in 1999 compared with $12.6 million in 1998. Operating income was $1.4 million in 1999 compared with $1.6 million in the 1998 period. The three and nine months ended September 30, 1999 results include a $455,000 loss from the sale of the Company's Precision Metalcraft Division completed on July 31, 1999. Sales for this division were $6.1 million and $5.7 million for the 1999 and 1998 nine month periods presented.

As a percentage of sales, cost of products sold for the nine months ended September 30, 1999 increased to 83.1% from 79.6%, while selling and administrative expenses, as a percent of sales, decreased to 12.4% from 17.5%. Lower operating expenses reflected the Company's cost reduction efforts and resizing programs. In 1999, the Company recorded a 40% tax provision compared with a 39.1% tax benefit for the comparable 1998 period.

Selected financial position data is set forth in the following table (dollars in thousands, except per share amounts):


                                   September 30     December 31
                                       1999            1998
                                   ------------     -----------
Cash and cash equivalents             $11,109        $ 6,699
Working capital                       $35,362        $84,957
Current ratio                           1.8:1          1.5:1
Shareholders' equity per share        $  4.24        $  9.49
Days' sales in receivables                 55             58
Days' sales in inventories                 20             40


Net cash used in operating activities was $20.2 million for the nine months ended September 30, 1999, compared to cash provided by operating activities of $30.2 million for the comparable period in 1998. In 1999, operating cash flows were utilized to pay certain EDG sale and transition related costs and for increased working capital investment. Cash flows included the net proceeds from the sale of certain businesses of $178.7 million which were principally utilized to payoff the Company's outstanding line of credit of $109 million and to fund a $5.70 per share distribution to shareholders for an aggregate $54.8 million. Also contributing to cash flows was $10.7 million of net proceeds from sales of real estate. Cash flows in 1998 were augmented by working capital reductions and were used to reduce borrowings under the Company's line of credit and to fund equipment additions.

The Company believes that sufficient cash resources exist to support requirements for its operations and commitments, including the planned distribution to shareholders of $1.30 per share of the net proceeds from the sale of certain real estate assets, through available cash, bank borrowings, sales of remaining real estate assets and cash generated from operations. The Company has a $20 million line of credit to finance working capital needs for the continuing businesses. Management believes that it has access to additional financing as required.

In 1997, the Company initiated a project to ensure all its business systems as well as non-informational systems, such as HVAC systems, building security, elevators, phone systems and other related systems are Year 2000 compliant. The Year 2000 project encompasses three major phases: Inventory -- taking stock of the various applications and systems in use by the Company; Assessment -- analyzing the exposure of Year 2000 issues in the various applications and systems; and Renovation -- taking action to correct Year 2000 deficiencies noted in the assessment phases. To date, the Company's Year 2000 project is essentially complete. In addition, the Company has identified and prioritized and is communicating with its material suppliers and third party providers (Material Third Parties) to determine their Year 2000 status and any probable impact on Bell. Bell will continue to track and evaluate its long-term relationship with Material Third Parties based on the responses it receives and on information learned from other sources. If any of Bell's Material Third Parties are not Year 2000 ready and their non-compliance causes a material disruption to any of their respective businesses, Bell's business could be materially adversely affected. Bell will continue to evaluate the nature of these risks, but at this time Bell is unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, it may have on Bell. If a significant number of Material Third Parties experience failures in their computer systems or operations due to not being Year 2000 compliant, it could affect Bell's ability to process transactions or otherwise engage in similar normal business activities. While this risk is outside of Bell's control, Bell has instituted the program mentioned above to identify Material Third Parties and to address any non-compliance issues.

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

Certain matters discussed herein contain forward-looking information that involves risks and uncertainties that could cause actual results to differ materially from current trends. These include, but are not limited to, current trends in its systems integration business, its ability to sell the remaining real estate assets, its plan with respect to the cash distribution to shareholders, and other factors described in its public filings.

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

                                        BELL INDUSTRIES, INC.

                                        By:

DATE:   November 9, 1999                /s/ TRACY A. EDWARDS
        ----------------                ------------------------------------
                                        Tracy A. Edwards,
                                        President and
                                        Chief Executive Officer

DATE:   November 9, 1999                /s/ RUSSELL A. DOLL
        ----------------                ------------------------------------
                                        Russell A. Doll,
                                        Vice President --
                                        Chief Financial Officer