Form 10-Q/A
period 1999-09-30
BELL INDUSTRIES INC /NEW/
filed 1999-11-19
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        Quarter ended September 30, 1999

                         Commission file number 1-11471



                              BELL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)


                   California                                95-2039211
          (State or other jurisdiction                    (I.R.S. Employer
        of incorporation or organization)                Identification No.)


  1960 E. Grand Avenue, Suite 560, El Segundo, California    90245-4608
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


                           YES   [X]      NO  [ ]


Indicate the number of shares outstanding of the Registrant's class of common stock, as of November 18, 1999: 9,608,315 shares.

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
Bell Industries, Inc.
Consolidated Statement of Operations
(Unaudited, in thousands, except per share data)



                                          Three months ended          Nine months ended
                                             September 30                September 30
                                       -----------------------     -----------------------
                                         1999          1998          1999          1998
                                       ---------     ---------     ---------     ---------
Net sales                              $  76,586     $  56,672     $ 191,518     $ 160,835
                                       ---------     ---------     ---------     ---------
Costs and expenses
    Cost of products sold                 64,730        45,754       159,216       128,021
    Selling and administrative             9,210        10,025        25,270        31,683
    Interest, net                              1         2,992           (57)        9,667
    Special items, net                      (161)        9,900          (161)        9,900
                                       ---------     ---------     ---------     ---------
                                          73,780        68,671       184,268       179,271
                                       ---------     ---------     ---------     ---------

Income(loss)from continuing
   operations before income taxes          2,806       (11,999)        7,250       (18,436)
Income tax provision (benefit)             1,122        (3,661)        2,899        (7,216)
                                       ---------     ---------     ---------     ---------
Income(loss)from continuing
    operations                             1,684        (8,338)        4,351       (11,220)
Income (loss) from discontinued
    operations, net of tax                                (402)                      6,832
Gain on sale of discontinued
    operations, net of tax                               1,748                       1,748
                                       ---------     ---------     ---------     ---------
Net income (loss)                      $   1,684     $  (6,992)    $   4,351     $  (2,640)
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
                                       =========     =========     =========     =========


     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Condensed Consolidated Balance Sheet
(Dollars in thousands)



                                                       September 30     December 31
                                                            1999           1998
                                                       -------------    ------------
                                                         Unaudited
ASSETS
Current assets:
    Cash and cash equivalents                            $  11,109       $   6,699
    Accounts receivable,
        less allowance for doubtful
           accounts of $826 and $484                        46,505          31,340
    Inventories                                             14,562          18,461
    Prepaid expenses and other                               5,326           8,566
    Real estate held for sale                                1,918          12,046
    Net assets of discontinued operations                                  179,830
                                                         ---------       ---------
        Total current assets                                79,420         256,942
                                                         ---------       ---------

Properties, net                                              4,274           5,574
Goodwill                                                     1,416           1,468
Other assets                                                 3,712           6,775
                                                         ---------       ---------

                                                         $  88,822       $ 270,759
                                                         =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                     $  25,886       $  27,778
    Accrued liabilities and payroll                         18,172          35,207
    Current portion of long-term liabilities                               109,000
                                                         ---------       ---------
        Total current liabilities                           44,058         171,985
                                                         ---------       ---------

Deferred compensation and other                              3,989           8,319

Shareholders' equity:
    Preferred stock
        Authorized - 1,000,000 shares
        Outstanding - none
    Common stock
        Authorized - 35,000,000 shares
        Outstanding -9,608,315 and 9,530,301 shares         48,243         102,276
    Accumulated deficit                                     (7,468)        (11,821)
                                                         ---------       ---------
        Total shareholders' equity                          40,775          90,455
Commitments and contingencies
                                                         ---------       ---------
                                                         $  88,822       $ 270,759
                                                         =========       =========


     See accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(Unaudited, in thousands)



                                                               Nine months ended
                                                                 September 30
                                                          -------------------------
                                                            1999            1998
                                                          ---------       ---------
Cash flows from operating activities:
    Net income (loss)                                     $   4,351       $  (2,640)
    Depreciation and amortization                             1,190           7,685
    Provision for losses on accounts receivable                 377           1,221
    Gain on sale of real estate                                (616)
    Loss (gain) on sale of businesses                           455          (1,748)
    Business system charge                                                    8,000
    Changes in assets and liabilities,
        net of disposals                                    (25,962)         17,722
                                                          ---------       ---------
           Net cash provided by (used in)
             operating activities                           (20,205)         30,240
                                                          ---------       ---------

Cash flows from investing activities:
    Proceeds from sale of businesses                        178,692          30,148
    Purchases of properties                                  (1,786)         (6,596)
    Proceeds from sale of real estate                        10,744
                                                          ---------       ---------
           Net cash provided by
               investing activities                         187,650          23,552
                                                          ---------       ---------

Cash flows from financing activities:
    Repayment of bank borrowings, net                      (109,000)        (55,745)
    Cash distribution to shareholders                       (54,767)
    Employee stock plans and other                              732           1,533
                                                          ---------       ---------
           Net cash used in financing activities           (163,035)        (54,212)
                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents          4,410            (420)
Cash and cash equivalents at beginning of period              6,699           5,377
                                                          ---------       ---------

Cash and cash equivalents at end of period                $  11,109       $   4,957
                                                          =========       =========

Changes in assets and liabilities, net of disposals:
    Accounts receivable                                   $ (16,757)      $   6,420
    Inventories                                               3,190          20,393
    Accounts payable                                         (1,569)         (2,975)
    Accrued liabilities and other                           (10,826)         (6,116)
                                                          ---------       ---------
           Net change                                     $ (25,962)      $  17,722
                                                          =========       =========

Supplemental cash flow information:
    Interest paid                                         $     729       $   9,316
    Income taxes paid                                           344

Non-cash investing and financing activities:
    Note received on sale of business                     $   1,000


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

Other Matters

In October 1999, the Company announced that Steel Partners II, L.P. ("Steel"), Bell's largest shareholder with approximately 17% of the outstanding stock, offered to purchase the Company's remaining stock. The Company's Board of Directors after concluding that the offer did not reflect an optimum value for the Company, rejected Steel's bid.

On October 20, 1999, two purported class action complaints on behalf of the shareholders of the Company, were filed in the Superior Court for the State of California, County of Los Angeles (the "Lawsuits"). The first was entitled William Steiner vs. Bell Industries, Inc., et al. (Case No. BC218887), and the second was entitled Charles Miller vs. Bell Industries, Inc., et al. (Case No. BC218886). The Lawsuits name the Company and certain of its directors as defendants and allege, among other things, that directors breached their fiduciary duties by adopting the Company's Rights Agreement in February 1999 and by entering into severance agreements with certain senior executives in an alleged effort to entrench themselves in their positions and prevent Steel from acquiring the Company for $5.30 per share. The Company and the Board of Directors believe that the Lawsuits are without merit and plan to vigorously defend against them.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

This analysis contains forward looking comments which are based on current trends. Actual results in the future may differ materially.

Results of operations by business segment for the three months and nine months ended September 30, 1999 and 1998 were as follows (in thousands):

                                       Three months ended          Nine months ended
                                           September 30               September 30
                                    -----------------------     -----------------------
                                      1999          1998          1999          1998
                                    ---------     ---------     ---------     ---------
Net sales
    Systems Integration             $  60,864     $  39,779     $ 140,104     $ 110,289
    Recreational Products              13,067        13,044        39,372        37,897
    Electronics Manufacturing           2,655         3,849        12,042        12,649
                                    ---------     ---------     ---------     ---------
                                    $  76,586     $  56,672     $ 191,518     $ 160,835
                                    =========     =========     =========     =========

Operating income
    Systems Integration             $   2,165     $   1,885     $   4,818     $   5,227
    Recreational Products                 702           809         2,765         2,717
    Electronics Manufacturing(1)           91           310         1,359         1,597
    Special items (1)                     616        (9,900)          616        (9,900)
    Corporate costs                      (767)       (2,111)       (2,365)       (8,410)
                                    ---------     ---------     ---------     ---------
                                        2,807        (9,007)        7,193        (8,769)

Interest, net                              (1)       (2,992)           57        (9,667)
Income tax (provision) benefit         (1,122)        3,661        (2,899)        7,216
                                    ---------     ---------     ---------     ---------

Income (loss) from continuing
    operations                      $   1,684     $  (8,338)    $   4,351     $ (11,220)
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

Also, in the third quarter of 1998, the Company completed the sale of its Graphics business for a net purchase price of approximately $40 million, resulting in a pretax gain of approximately $3.0 million (after-tax $1.7 million, or $.18 per share).

For the three months ended September 30, 1999, Systems Integration Group sales increased 53% to $60.9 million from $39.8 million in the prior year. For the third quarter of 1999 operating income increased 15% to $2.2 million from $1.9 million in the third quarter of 1998. Systems Integration Group sales for the nine months ended September 30, 1999 increased 27% to $140.1 million and operating income decreased 8% to $4.8 million. These results reflect strong demand for computer products and services. While revenue and operating income from services continue to grow, overall margin percentages declined as a result of lower margins on computer product sales.

Recreational Products Group sales were relatively flat for the three months ended September 30, 1999 compared with the prior year period. Sales for the third quarter of 1999 were $13.1 million compared with $13.0 for 1998. Operating income declined 13% to $702,000 in 1999 from $809,000 in the 1998 period, reflecting generally higher administrative and marketing costs. For the nine months ended September 30, 1999, sales increased 4% to $39.4 million from $37.9 million in the prior year. Operating income increased slightly to $2.8 million for the first nine months of 1999 from $2.7 million in the comparable 1998 period.

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

As a percentage of sales, cost of products sold for the nine months ended September 30, 1999 increased to 83.1% from 79.6%, while selling and administrative expenses, as a percent of sales, decreased to 13.2% from 19.7%. Lower operating expenses reflected the Company's cost reduction efforts and resizing programs. In 1999, the Company recorded a 40% tax provision compared with a 39.1% tax benefit for the comparable 1998 period.

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

In 1997, the Company initiated a project to ensure all its business systems as well as non-informational systems, such as HVAC systems, building security, elevators, phone systems and other related systems are Year 2000 compliant. The Year 2000 project encompasses three major phases: Inventory-taking stock of the various applications and systems in use by the Company; Assessment-analyzing the exposure of Year 2000 issues in the various applications and systems; and Renovation-taking action to correct Year 2000 deficiencies noted in the assessment phases. To date, the Company's Year 2000 project is essentially complete. In addition, the Company has identified and prioritized and is communicating with its material suppliers and third party providers (Material Third Parties) to determine their Year 2000 status and any probable impact on Bell. Bell will continue to track and evaluate its long-term relationship with Material Third Parties based on the responses it receives and on information learned from other sources. If any of Bell's Material Third Parties are not Year 2000 ready and their non-compliance causes a material disruption to any of their respective businesses, Bell's business could be materially adversely affected. Bell will continue to evaluate the nature of these risks, but at this time Bell is unable to determine the probability that any such risk will occur, or if it does occur, what the nature, length or other effects, if any, it may have on Bell. If a significant number of Material Third Parties experience failures in their computer systems or operations due to not being Year 2000 compliant, it could affect Bell's ability to process transactions or otherwise engage in similar normal business activities. While this risk is outside of Bell's control, Bell has instituted the program mentioned above to identify Material Third Parties and to address any non-compliance issues.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 20, 1999, two purported class action complaints on behalf of the shareholders of the Company were filed in the Superior Court for the State of California, County of Los Angeles (the "Lawsuits"). The first was entitled William Steiner vs. Bell Industries, Inc., et al. (Case No. BC218887), and the second was entitled Charles Miller vs. Bell Industries, Inc., et al. (Case No. BC218886). The Lawsuits name the Company and certain of its directors as defendants and allege, among other things, that the Company's directors breached their fiduciary duties by adopting the Company's Rights Agreement and by entering into severance agreements with certain senior executives in an alleged effort to entrench themselves in their positions and prevent Steel from acquiring the Company for $5.30 per share. The plaintiffs have requested, among other things, an order that the directors undertake an "appropriate evaluation of alternatives designed to maximize value for Bell's public stockholders" and ensure that no conflict of interests prevent directors from carrying out their fiduciary duties, an accounting to the plaintiffs for alleged unspecified damages (including costs and attorneys fees), utilization of the Rights Agreement by the directors only in a way that would maximize shareholder value, invalidation of the severance agreements and other relief. The Company and the Board of Directors believe that the Lawsuits are without merit and plan to vigorously defend against them.

Items 2 through 5.

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



                                        BELL INDUSTRIES, INC.


                                        By:



DATE:   November 19, 1999               /s/ TRACY A. EDWARDS
-----   -----------------               ------------------------------------
                                        Tracy A. Edwards,
                                        President and
                                        Chief Executive Officer



DATE:   November 19, 1999               /s/ RUSSELL A. DOLL
-----   -----------------               ------------------------------------
                                        Russell A. Doll,
                                        Vice President -
                                        Chief Financial Officer