Form 10-K
period 1999-12-31
BELL INDUSTRIES INC /NEW/
filed 2000-03-22
CIK 945489

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

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 1-11471

                                   BELL LOGO
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
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                Common stock                              American Stock Exchange
                                                          Pacific Stock Exchange

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

                              NOT APPLICABLE   [X]

     As of March 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $28,687,000.

     As of March 15, 2000, the number of shares outstanding of the Registrant's class of common stock was: 9,092,715.

                       DOCUMENT INCORPORATED BY REFERENCE

                                     NONE.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Bell Industries, Inc.'s ("Bell" or the "Company") operations include computer systems integration; distribution of aftermarket products for recreational vehicles, motorcycles, snowmobiles and powerboats; and specialty electronics manufacturing. In July 1999, Bell sold its Precision Metalcraft Division ("PMD"). During 1999, PMD had sales of $6.0 million. In January 1999 and September 1998, Bell sold its Electronics Distribution Group ("EDG") to Arrow Electronics, Inc. ("Arrow") and Graphics Imaging Group ("Graphics") to PrimeSource Corporation. For the year ended December 31, 1998, EDG and Graphics had sales of $470.4 million and $99.6 million. Bell employed approximately 710 people at December 31, 1999.

SYSTEMS INTEGRATION

     The Systems Integration Group ("SIG") (1999 sales of $177.5 million) is a full service value-added computer integrator in the Midwestern and Eastern United States. SIG operates from facilities in Indiana, Maryland, Ohio, Kentucky, Virginia and Wisconsin.

     SIG sells services and products designed to manage personal computer and related network infrastructures for large and small organizations. It provides solutions for its customers' needs by combining a comprehensive offering of value-added services with its expertise in sourcing and distributing microcomputers, network products, computer peripherals and software.

     SIG's suppliers include: Compaq, IBM, Hewlett-Packard and Sun Microsystems for personal computers; Microsoft, Lotus, Novell and Oracle for software; and Cisco, 3Com, Bay Networks, Tangram, and Seagate for network-related products. It has a customer base ranging in size from two-person partnerships to large corporations. SIG has over 5,000 active customers, with three customers (all Fortune 500 companies) accounting for approximately 31% of 1999 revenues.

     Although there are no dominant competitors in SIG's market due to fragmentation of the industry, SIG faces significant competition from companies such as Pomeroy Computer Resources, IBM Global Services, Inacom, Compucom Systems and AlphaNet Solutions, some of whom have greater financial and marketing resources than SIG.

RECREATIONAL PRODUCTS

     The Recreational Products Group ("RPG") (1999 sales of $49.0 million) is a distributor of replacement parts and accessories for recreational and other leisure-time vehicles. RPG supplies these products in the upper Midwestern United States to service departments of dealers and retail stores selling recreational vehicles, mobile homes, snowmobiles, motorcycles and powerboats. RPG also sells to independent repair facilities. RPG operates distribution and administration facilities in Germantown, Wisconsin; St. Paul, Minnesota; and Grand Rapids, Michigan, and maintains a sales office in Brainerd, Minnesota.

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

ELECTRONICS MANUFACTURING

     The J.W. Miller Division ("JWM") of Bell, located in Gardena, California (1999 sales of $7.9 million), manufacturers and distributes over 5,000 different radio frequency ("RF") standard and surface mount magnetic products. JWM's RF magnetic products include inductors, coils and chokes, among others. These products are used extensively in all types of circuitry found in electronic applications including computer, medical and telecommunications equipment.

     JWM's products are sold through national and regional distributors directly and manufacturer's representatives located throughout North America. JWM has a large and diverse customer base, with its ten largest customers representing 54% of its total sales. Approximately 24% of JWM sales are to a single customer for resale to the end-user. Substantially all of JWM's sales are derived from customers located in North America.

SOLD BUSINESSES

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

  Precision Metalcraft Division

     In July 1999, Bell completed the sale of PMD to a privately-held company. PMD, located in Mountain View, California (1999 sales of $6.1 million), is a manufacturer of high quality, precision metal stamped parts. Its products were sold to original equipment manufacturers and contract manufacturers in a variety of industries including electronic components, computers and related peripheral equipment.

ITEM 2. PROPERTIES

     At December 31, 1999, the Company leased 19 facilities, containing approximately 276,000 square feet and owned two facilities, containing an aggregate of approximately 40,000 square feet. The facilities utilized by each of the Company's business segments are set forth in the following table:

                                                   AREA IN SQUARE FEET
                                                  (NUMBER OF LOCATIONS)
                                              ------------------------------
                                                 OWNED            LEASED
                                              ------------    --------------
Systems Integration.........................                  113,000   (12)
Recreational Products.......................                  213,000    (4)
Electronics Manufacturing...................  20,000   (1)
Corporate...................................                    3,000    (1)
Sold businesses.............................  20,000   (1)     14,000    (2)
                                              ------   ---    -------   ----
                                              40,000   (2)    343,000   (19)
                                              ======   ===    =======   ====

     For the most part, the Company's facilities are fully utilized, although excess capacity exists from time to time, based on product mix and demand. Management believes that these properties are in good condition and suitable for their present use.

     During 1999, in connection with the disposal of EDG, the Company sold five real estate properties, with an aggregate net book value of approximately $11.9 million, consisting of the Company's former corporate office and properties used by the Recreational Products Group (one property) and the discontinued Electronics Distribution and Graphics Imaging Groups (three properties). The net proceeds from these sales were approximately $13.4 million. At December 31, 1999, the Company has one remaining property for sale.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in litigation which is incidental to its current and discontinued businesses. The resolution of this litigation is not expected to have a material effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Meeting of Shareholders of Bell Industries was held on February 8, 2000 to vote on:

     1. The election of directors to hold office until the next Annual Meeting of Shareholders. The following directors were elected: John J. Cost, Anthony L. Craig, Herbert S. Davidson, Tracy A. Edwards, Gordon Graham, Milton Rosenberg, Mark E. Schwarz and Theodore Williams.

     2. To consider and act upon a non-binding shareholders proposal that the Board of Directors of the Company terminate Bell Industries' Rights Agreement. The proposal was not approved.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers of the Registrant are as follows:

                                                                           YEAR FIRST
        NAME            AGE                   POSITION                    NAMED OFFICER
        ----            ---                   --------                    -------------
Tracy A. Edwards        43     President and Chief Executive                  1991
                               Officer(1)
Russell A. Doll         38     Senior Vice President and Chief                1998
                               Financial Officer(2)
Christopher G. Ferry    41     Senior Vice President(3)                       1999
Charles S. Troy         56     Vice President(4)                              1997

---------------
(1) Mr. Edwards was appointed President and Chief Executive Officer in February 1999. From January 1998 to February 1999, he served as Executive Vice President -- Finance and Operations, and Chief Financial Officer. Prior to January 1998, Mr. Edwards was Vice President and Chief Financial Officer. He also serves as a member of the Board of Directors.

(2) Mr. Doll was appointed Senior Vice President and Chief Financial Officer in February 2000. From February 1999 to February 2000, he served as Vice President and Chief Financial Officer. From April 1998 to February 1999, he served as Vice President, Finance. From November 1994 to April 1998, Mr. Doll was employed as Vice President and Chief Financial Officer of Predelivery Service Corporation, a former subsidiary of Ford Motor Company.

(3) Mr. Ferry was appointed Senior Vice President in February 1999. For the five years prior to that date, he served as Vice President of the Company's Systems Integration Group.

(4) Mr. Troy was employed as President and Chief Executive Officer of E & S Management Corporation, a regional property management firm, for the five years prior to his appointment as Vice President in September 1997.

(5) The list of Executive Officers does not include officers who left the Company in 1999 after the transition of certain EDG support systems to Arrow. These officers are D.J. Hough, Senior Vice President and Chief Information Officer; Peter A. Resnick, Vice President and Controller; and Stephen A. Weeks, Vice President and Treasurer.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Bell's common stock (ticker symbol BI) was listed on the New York and Pacific Stock Exchanges. Effective March 13, 2000, Bell's shares began trading on the American Stock Exchange (AMEX) and ceased trading on the New York Stock Exchange. The following table shows the high, low and closing market prices for the Company's common stock during the eight most recent quarters.

                                                            QUARTER ENDED
                                               ----------------------------------------
                                               MAR. 31    JUN. 30    SEP. 30    DEC. 31
                                               -------    -------    -------    -------
Year ended December 31, 1999
  High.......................................  $11.69     $11.44     $ 5.81     $ 9.13
  Low........................................   10.38       4.44       4.38       4.44
  Close......................................   10.38       4.44       4.38       7.44
Year ended December 31, 1998
  High.......................................  $14.25     $14.06     $12.38     $11.38
  Low........................................   12.38      10.88       9.00       9.13
  Close......................................   14.13      11.38      11.94      11.38

     The share prices in the table for the year ended December 31, 1999 include the effect of the Company's cash distributions of $5.70 and $1.30 per share in June and December 1999.

     Approximate number of record holders of common stock as of March 15, 2000:
1,200.

ITEM 6. SELECTED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                              1999        1998        1997        1996        1995
                                            --------    --------    --------    --------    --------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS
Net sales.................................  $240,420    $212,468    $194,641    $178,708    $144,879
Income (loss) from continuing operations,
  before extraordinary loss(1)............  $  5,488    $(13,189)   $ (6,135)   $     66    $   (815)
Income from discontinued operations.......              $  7,275    $ 16,216    $ 15,861    $ 15,786
Reserve recovery (loss) on sale of
  discontinued operations.................  $  1,379    $(56,849)
Net income (loss(2).......................  $  6,867    $(62,763)   $  9,406    $ 15,927    $ 14,971
FINANCIAL POSITION
Working capital...........................  $ 25,486    $ 84,957    $208,012    $132,856    $136,227
         Total assets.....................  $ 75,951    $270,759    $431,233    $241,310    $233,882
Long-term liabilities.....................  $  4,051    $  8,319    $178,825    $ 30,584    $ 43,490
Shareholders' equity......................  $ 30,796    $ 90,455    $151,352    $138,461    $117,569
SHARE AND PER SHARE DATA(3)
BASIC
Income (loss) from continuing operations,
  before extraordinary loss(1)............  $    .57    $  (1.40)   $   (.67)   $    .01    $   (.09)
Income from discontinued operations.......              $    .77    $   1.77    $   1.79    $   1.83
Reserve recovery (loss) on sale of
  discontinued operations.................  $    .15    $  (6.04)
Net income (loss)(2)......................  $    .72    $  (6.67)   $   1.03    $   1.80    $   1.74
Weighted average common shares(000's).....     9,595       9,411       9,157       8,853       8,626
DILUTED
Income (loss) from continuing operations,
  before extraordinary loss(1)............  $    .57    $  (1.40)   $   (.67)   $    .01    $   (.09)
Income from discontinued operations.......              $    .77    $   1.77    $   1.74    $   1.83
Reserve recovery (loss) on sale of
  discontinued operations.................  $    .14    $  (6.04)
Net income (loss)(2)......................  $    .71    $  (6.67)   $   1.03    $   1.75    $   1.74
Weighted average common shares(000's).....     9,646       9,411       9,157       9,109       8,626
OTHER PER SHARE DATA
Shareholders' equity......................  $   3.20    $   9.49    $  16.23    $  15.35    $  13.53
Market price -- high......................  $  11.69    $  14.25    $  20.00    $  18.45    $  20.34
Market price -- low.......................  $   4.38    $   9.00    $  12.00    $  12.50    $  14.08
FINANCIAL RATIOS
Current ratio.............................       1.6         1.5         3.1         2.8         2.9
Long-term liabilities to total
  capitalization..........................      11.6%        8.4%       54.2%       18.1%       27.0%

---------------
(1) Includes before-tax gain on the disposition of certain real estate assets ($1,497) and a before-tax loss on the disposition of an electronics manufacturing business ($455) in 1999, before-tax business system and corporate resizing charges ($9,900) in 1998, and before-tax gain on sale of division ($3,050) and before-tax provision for lease commitment ($2,800) in 1995.

(2) Includes loss on early retirement of debt ($675 or $.07 per share) in 1997.

(3) Share and per share data have been adjusted to give effect to a 20% stock dividend declared in May 1997 and 5% stock dividends declared in May 1996 and 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

     This analysis contains forward looking comments which are based on current trends. Actual results in the future may differ materially.

     Results of operations by business segment were as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                    1999        1998        1997
                                                  --------    --------    --------
Net sales
  Systems Integration...........................  $177,530    $149,158    $124,680
  Recreational Products.........................    48,985      47,070      46,234
  Electronics Manufacturing.....................    13,905      16,240      23,727
                                                  --------    --------    --------
                                                  $240,420    $212,468    $194,641
                                                  ========    ========    ========
Operating income (loss)
  Systems Integration...........................  $  5,726    $  6,604    $  5,933
  Recreational Products.........................     3,029       3,289       2,880
  Electronics Manufacturing.....................     1,765       1,790       4,230
  Special items.................................     1,497      (9,900)
  Corporate costs...............................    (3,081)    (10,430)    (11,536)
                                                  --------    --------    --------
                                                     8,936      (8,647)      1,507
Interest, net...................................       139     (12,038)    (12,309)
Income tax provision (benefit)..................     3,587      (7,496)     (4,667)
                                                  --------    --------    --------
Income (loss) from continuing operations before
  extraordinary loss............................  $  5,488    $(13,189)   $ (6,135)
                                                  ========    ========    ========

     A summary of comparative operating results data follows:

Net sales.......................................     100.0%      100.0%      100.0%
Cost of products sold...........................     (82.8)      (80.1)      (77.5)
Selling and administrative......................     (13.3)      (17.2)      (19.3)
Depreciation and amortization...................       (.6)       (2.0)       (2.5)
Special items...................................        .4        (4.7)
Interest, net...................................        .1        (5.7)       (6.3)
                                                  --------    --------    --------
Income (loss) from continuing operations before
  extraordinary loss and income taxes...........       3.8%       (9.7)%      (5.6)%
                                                  ========    ========    ========

1999 COMPARED WITH 1998

     Net sales for 1999 increased 13% to $240.4 million from $212.5 million in 1998. Operating income improved to $8.9 million from an $8.6 million loss in 1998. Pretax income from continuing operations was $9.1 million, compared with a pretax loss of $20.7 million in the prior year. Operating results from continuing operations for 1999 include a pretax gain of $1.5 million from the sale of certain real estate assets and a pretax loss of $455,000 from the sale of an electronics manufacturing business. The 1998 results include special charges of $9.9 million. Additionally, the operating results from continuing operations for 1998 exclude the results of the discontinued EDG and Graphics businesses but include the corporate costs and interest expense associated with these businesses.

     During 1999, the Company sold five real estate properties with an aggregate net book value of $11.9 million, including the Company's former corporate office facility. The net proceeds from these sales were $13.4 million and resulted in a pretax gain of $1.5 million. Additionally, during 1999, the Company completed the sale of an electronics manufacturing business for $2 million in cash and a $1 million notes receivable. The sale resulted in a pretax loss of $455,000.

     Sales of the Systems Integration Group increased 19% to $177.5 million in 1999 while operating income declined 13% to $5.7 million. These results reflect strong demand for computer products and services, particularly during the second and third quarters of 1999. While revenue increased and operating income from services continue to grow, overall margins declined as a result of lower gross margins from computer product sales.

     Recreational Products Group sales for 1999 increased 4% to $49.0 million as operating income decreased 8% to $3.0 million. The decrease in operating income is primarily attributable to weaker fourth quarter results due to mild winter weather conditions adversely affecting winter product shipments.

     Sales of the Electronics Manufacturing Group decreased 14% to $13.9 million while operating income was unchanged compared with the prior year at $1.8 million. In July 1999, the Company completed the sale of an electronics manufacturing business. Operating results for 1999 include sales and operating income of $6.1 million and $485,000 from the sold electronics manufacturing business, respectively. Additionally, the operating results include a $455,000 loss from the sale.

     As a percentage of sales, cost of products sold for 1999 increased to 82.8% from 80.1% in 1998. The increase in cost of products sold as a percentage of sales reflects the continuing downward pressure on gross profit margins from product sales within the Company's Systems Integration Group. Selling and administrative expenses as a percentage of sales decreased to 13.3% from 17.2% primarily due to a resizing of the corporate structure to meet current business requirements. The corporate resizing included the relocation of the Company's corporate office and the reduction of corporate staff by approximately 80 employees. In 1999, the Company's effective tax rate was 39.5% compared with 36.2% in 1998.

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

     During the third quarter of 1998, the Company recorded special pretax charges totaling $13.8 million. The charges included $8.0 million to write-off the investment and provide for related commitments for the discontinuance of the use and development of a business system. The Company also charged $3.0 million to discontinued operations for business system costs associated with Graphics. The business system was part of a company-wide project, which was initially installed as the business system for Graphics and was planned for installation in essentially all the Company's businesses. In light of the sale of Graphics and the then planned sale of EDG, the Company did not believe the cost to install, maintain and further develop the system for the remaining businesses could be justified. Additionally, the Company provided $5.8 million for employee separation and related exit costs to resize EDG ($3.9 million) and corporate operations ($1.9 million). Under the resizing program, the Company reduced its work force by approximately 85 employees primarily in management and support positions. Substantially all of the costs relating to the resizing program were paid during 1998.

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

     As a percentage of sales, cost of products sold for 1998 increased to 80.1% from 77.5% in 1997. Higher cost of products sold, as a percentage of sales, reflects competitive pricing pressures particularly within the Company's Systems Integration and Electronics Manufacturing Groups. Selling and administrative expenses as a percentage of sales decreased to 17.2% from 19.3% reflecting ongoing cost containment efforts and resizing programs. In 1998, the Company's effective tax rate was 36.2% compared with 43.2% for 1997.

                              FINANCIAL CONDITION

     Selected financial condition data are set forth in the following table (dollars in thousands except per share amounts):

                                                                  DECEMBER 31,
                                                             ----------------------
                                                              1999           1998
                                                             -------        -------
Cash and cash equivalents..................................  $ 8,550        $ 6,699
Working capital............................................  $25,486        $84,957
Current ratio..............................................    1.6:1          1.5:1
Long-term liabilities to total capitalization..............     11.6%           8.4%
Shareholders' equity per share.............................  $  3.20        $  9.49
Days' sales in receivables.................................       64             58
Days' sales in inventories.................................       30             40

     Net cash used by operating activities was $12.7 million in 1999 compared with cash provided by operating activities of $31.7 million in 1998. The use of cash from operating activities in 1999 is attributable to an increased investment in working capital, primarily accounts receivable and inventory. Additionally, operating cash flows were utilized to pay certain EDG sale and transition related costs. Cash flows from investing activities during 1999 included $178.7 million of net proceeds from the sales of EDG and PMD and $13.4 million from the sale of real estate. These proceeds were utilized, primarily, to payoff $109 million of outstanding bank borrowings and fund two cash distributions to shareholders, totaling $67.3 million ($7.00 per share), in June and December of 1999.

     Net cash provided by operating activities of $31.7 million in 1998 was used to reduce borrowings under the Company's line of credit and to fund property additions. The Company's net loss for 1998 was primarily attributable to the disposal of EDG and special charges which included non-cash items such as a significant write off of goodwill. Increased cash flows resulted from working capital reductions, primarily increased accounts payable and other accrued liabilities. In 1998, investing cash flows included proceeds from the sale of Graphics which were used to reduce borrowings under the Company's line of credit.

     The Company believes that sufficient cash resources exist to support requirements for the operations and commitments through available cash, bank borrowings and cash generated from operations. The Company has a line of credit in the amount of $20 million to finance working capital needs to operate and grow its businesses. Management believes that is has access to additional financing as required.

     In 1997, the Company initiated a project to ensure all its business systems as well as non-informational systems, such as HVAC systems, building security, elevators, phone systems and other related systems are Year 2000 compliant. The Year 2000 project encompassed three major phases: Inventory -- taking stock of the various applications and systems in use by the Company;
Assessment -- analyzing the exposure of Year 2000 issues in the various applications and systems; and Renovation -- taking action to correct Year 2000 deficiencies noted in the assessment phases. The Company achieved Year 2000 compliance by converting certain of its business systems to Year 2000 hardware and software platforms and by reprogramming other business systems. As a contingency plan, the Company completed the reprogramming of significant existing business systems for Year 2000 compliance in the event that new business systems were not operational by 2000. In addition, the Company identified, prioritized and communicated, to the extent practicable, with its material suppliers and third party providers ("Material Third Parties") to determine their Year 2000 status and any probable impact on Bell. Following the Year 2000 transition, the Company has not experienced any known disruption to its business as a result of Year 2000 non-compliance by it or its Material Third Parties. Bell will continue to evaluate the nature of these risks throughout Year 2000. The estimated cost of Bell's Year 2000 programs have not been material to the Company's financial position or results of operations. Although Bell's business systems were Year 2000 compliant by December 31, 1999, the Company makes no assurances regarding the Year 2000 compliance of third party systems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Accountants.........................   12
  Consolidated Statement of Operations for the three years
     ended December 31, 1999................................   13
  Consolidated Balance Sheet at December 31, 1999 and
     1998...................................................   14
  Consolidated Statement of Shareholders' Equity for the
     three years ended December 31, 1999....................   15
  Consolidated Statement of Cash Flows for the three years
     ended December 31, 1999................................   16
  Notes to Consolidated Financial Statements................   17
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........   27

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Bell Industries, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Industries, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Los Angeles, California
February 9, 2000

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1999          1998          1997
                                                          ----------    ----------    ----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...............................................   $240,420      $212,468      $194,641
                                                           --------      --------      --------
Costs and expenses
  Cost of products sold.................................    199,011       170,244       150,755
  Selling and administrative............................     31,977        36,547        37,553
  Depreciation and amortization.........................      1,538         4,424         4,826
  Interest, net.........................................       (139)       12,038        12,309
  Special items, net....................................     (1,042)        9,900
                                                           --------      --------      --------
                                                            231,345       233,153       205,443
                                                           --------      --------      --------
Income (loss) from continuing operations before income
  taxes and extraordinary loss..........................      9,075       (20,685)      (10,802)
Income tax provision (benefit)..........................      3,587        (7,496)       (4,667)
                                                           --------      --------      --------
Income (loss) from continuing operations before
  extraordinary loss....................................      5,488       (13,189)       (6,135)
Income from discontinued operations.....................                    7,275        16,216
Reserve recovery (loss) on sale of discontinued
  operations............................................      1,379       (56,849)
Loss on early retirement of debt, net of tax............                                   (675)
                                                           --------      --------      --------
Net income (loss).......................................   $  6,867      $(62,763)     $  9,406
                                                           ========      ========      ========
SHARE AND PER SHARE DATA
BASIC
  Income (loss) from continuing operations before
     extraordinary loss.................................   $    .57      $  (1.40)     $   (.67)
  Income from discontinued operations...................                      .77          1.77
  Reserve recovery (loss) on sale of discontinued
     operations.........................................        .15         (6.04)
  Loss on early retirement of debt......................                                   (.07)
                                                           --------      --------      --------
  Net income (loss).....................................   $    .72      $  (6.67)     $   1.03
                                                           ========      ========      ========
  Weighted average common shares........................      9,595         9,411         9,157
                                                           ========      ========      ========
DILUTED
  Income (loss) from continuing operations before
     extraordinary loss.................................   $    .57      $  (1.40)     $   (.67)
  Income from discontinued operations...................                      .77          1.77
  Reserve recovery (loss) on sale of discontinued
     operations.........................................        .14         (6.04)
  Loss on early retirement of debt......................                                   (.07)
                                                           --------      --------      --------
  Net income (loss).....................................   $    .71      $  (6.67)     $   1.03
                                                           ========      ========      ========
  Weighted average common shares........................      9,646         9,411         9,157
                                                           ========      ========      ========

          See Accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1999          1998
                                                              ---------    ----------
                                                              (DOLLARS IN THOUSANDS)
Current assets
  Cash and cash equivalents.................................   $ 8,550      $  6,699
  Accounts receivable, less allowance for doubtful accounts
     of $1,112 and $484.....................................    33,980        31,340
  Inventories...............................................    19,588        18,461
  Prepaid expenses and other................................     4,363         8,566
  Net assets of discontinued operations.....................                 179,830
  Real estate held for sale.................................       109        12,046
                                                               -------      --------
          Total current assets..............................    66,590       256,942
                                                               -------      --------
Properties, at cost
  Land......................................................        35            35
  Buildings and improvements................................       747         1,405
  Equipment.................................................     9,410        14,091
                                                               -------      --------
                                                                10,192        15,531
  Less accumulated depreciation.............................    (5,953)       (9,957)
                                                               -------      --------
          Total properties..................................     4,239         5,574
                                                               -------      --------
Goodwill, less accumulated amortization of $1,414 and
  $1,340....................................................     1,394         1,468
Other assets................................................     3,728         6,775
                                                               -------      --------
                                                               $75,951      $270,759
                                                               =======      ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................   $23,444      $ 27,778
  Accrued payroll...........................................     2,232         4,228
  Accrued liabilities.......................................    15,428        30,979
  Bank borrowings...........................................                 109,000
                                                               -------      --------
          Total current liabilities.........................    41,104       171,985
                                                               -------      --------
Deferred compensation and other.............................     4,051         8,319
Shareholders' equity
  Preferred stock
     Authorized -- 1,000,000 shares
     Outstanding -- none
  Common stock
     Authorized -- 35,000,000 shares
     Outstanding -- 9,608,315 and 9,530,301 shares..........    35,750       102,276
  Accumulated deficit.......................................    (4,954)      (11,821)
                                                               -------      --------
          Total shareholders' equity........................    30,796        90,455
                                                               -------      --------
Commitments and contingencies...............................   $75,951      $270,759
                                                               =======      ========

          See Accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                   RETAINED
                                                            COMMON STOCK           EARNINGS
                                                        ---------------------    (ACCUMULATED
                                                         SHARES       AMOUNT       DEFICIT)
                                                        ---------    --------    ------------
                                                               (DOLLARS IN THOUSANDS)
Balance at December 31, 1996..........................  7,518,277    $ 75,666      $ 62,795
  Employee stock plans................................    274,061       3,361
  Net income..........................................                                9,406
  20% stock dividend..................................  1,522,821      21,259       (21,259)
  Exercise of warrants and other......................     11,232         124
                                                        ---------    --------      --------
Balance at December 31, 1997..........................  9,326,391     100,410        50,942
  Employee stock plans................................    203,910       1,866
  Net loss............................................                              (62,763)
                                                        ---------    --------      --------
Balance at December 31, 1998..........................  9,530,301     102,276       (11,821)
  Net income..........................................                                6,867
  Payment of cash distributions.......................                (67,258)
  Exercise of warrants................................     78,014         732
                                                        ---------    --------      --------
Balance at December 31, 1999..........................  9,608,315    $ 35,750      $ (4,954)
                                                        =========    ========      ========

          See Accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                        ----------------------------------
                                                          1999         1998        1997
                                                        ---------    --------    ---------
                                                                  (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)...................................  $   6,867    $(62,763)   $   9,406
  Depreciation........................................      1,464       5,908        6,294
  Amortization of intangibles.........................         74       3,777        3,706
  Provision for losses on accounts receivable.........        663       1,566        2,138
  Gain on sale of real estate.........................     (1,497)
  Loss on sale of business............................        455
  Loss (reserve recovery) on sale of discontinued
     operations.......................................     (1,379)     56,849
  Business system charge..............................                  8,000
  Integration charge..................................                               4,100
  Loss on early retirement of debt....................                                 675
  Changes in assets and liabilities, net of
     acquisitions and disposals:......................    (19,310)     18,378      (29,374)
                                                        ---------    --------    ---------
          Net cash provided by (used in) operating
            activities................................    (12,663)     31,715       (3,055)
                                                        ---------    --------    ---------
Cash flows from investing activities:
  Purchases of equipment..............................     (2,086)     (9,142)     (16,195)
  Net proceeds from sale of businesses................    178,692      41,372
  Net proceeds from sale of real estate...............     13,434
  Purchases of businesses.............................                            (100,404)
                                                        ---------    --------    ---------
          Net cash provided by (used in) investing
            activities................................    190,040      32,230     (116,599)
                                                        ---------    --------    ---------
Cash flows from financing activities:
  Bank borrowings (payments), net.....................   (109,000)    (64,489)     137,852
  Cash distributions to shareholders..................    (67,258)
  Employee stock plans and other......................        732       1,866        3,485
  Payments on Senior Notes and capital leases.........                             (25,633)
  Debt issuance costs.................................                              (2,770)
                                                        ---------    --------    ---------
          Net cash provided by (used in) financing
            activities................................   (175,526)    (62,623)     112,934
                                                        ---------    --------    ---------
Net increase (decrease) in cash and cash
  equivalents.........................................      1,851       1,322       (6,720)
Cash and cash equivalents at beginning of year........      6,699       5,377       12,097
                                                        ---------    --------    ---------
Cash and cash equivalents at end of year..............  $   8,550    $  6,699    $   5,377
                                                        =========    ========    =========
Changes in assets and liabilities, net of acquisitions
  and disposals:
  Accounts receivable.................................  $  (4,518)   $ (7,822)   $  (1,734)
  Inventories.........................................     (1,836)        261      (19,577)
  Accounts payable....................................     (4,011)      8,251       (3,173)
  Accrued liabilities and other.......................     (8,945)     17,688       (4,890)
                                                        ---------    --------    ---------
          Net change..................................  $ (19,310)   $ 18,378    $ (29,374)
                                                        =========    ========    =========
Supplemental cash flow information:
  Interest paid.......................................  $     729    $ 12,073    $  12,023
  Income taxes paid...................................  $            $    176    $   3,762

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

     Revenue recognition and receivables -- The Company's operations include computer systems integration; distribution of aftermarket products for recreational vehicles, motorcycles, snowmobiles and powerboats; and specialty manufacturing for the computer and electronics markets. Prior to 1999, the Company was primarily a national distributor of electronic components. In addition, the Company distributed graphics and electronic imaging products throughout the western and central United States. The businesses engaged in these activities were sold in January 1999 and September 1998. Sales are recognized and trade receivables are recorded when products are shipped. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number and general dispersion of trade accounts which constitute the Company's customer base. At December 31, 1999, the Company had two customers that accounted for approximately 28% of accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses and such losses have been within these estimates.

     Inventories -- Inventories, consisting primarily of finished goods, are stated at the lower of cost (determined using weighted average and first-in, first-out methods) or market (net realizable value).

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

DISCONTINUED OPERATIONS

     Sale of Graphics Imaging Group -- In September 1998, the Company sold substantially all of the assets and liabilities of its Graphics Imaging Group ("Graphics") for a net price of approximately $41.4 million. The sale resulted in a gain of approximately $3.0 million ($1.7 million after tax). The results of Graphics have been classified with discontinued operations in the accompanying financial statements. For the years ended December 31, 1998 and 1997, Graphics had sales of $99.6 million and $156.3 million and income of $1.9 million and $2.6 million.

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

Accounts receivable, net.................................  $ 57,524
Inventories..............................................   113,174
Prepaid expenses and other...............................       682
Properties, net..........................................    17,514
Goodwill, net............................................    65,292
Accounts payable and accrued liabilities.................   (38,664)
                                                           --------
                                                            215,522
Recorded amounts in excess of net realizable value.......   (35,692)
                                                           --------
Net realizable value.....................................  $179,830
                                                           ========

     For the years ended December 31, 1998 and 1997, EDG had sales of $470.4 million and $539.8 million and income of $5.4 million and $13.7 million.

     During 1999, the Company released approximately $2.3 million ($1.4 million net of tax) of reserves, based on a reassessment of estimated exposures, related to discontinued operations. At December 31, 1999, the Company's accrued liabilities include approximately $10 million of amounts attributable to discontinued operations.

SPECIAL ITEMS

     Sale of Precision Metalcraft Division ("PMD") -- In July 1999, the Company sold substantially all of the assets and liabilities of one of its electronics manufacturing businesses for $3 million ($2 million cash and a note receivable of $1 million). The sale resulted in a pre-tax loss of $455,000. For the years ended December 31, 1999, 1998 and 1997, PMD had sales of $6.1 million, $8.6 million and $14.8 million and operating income of $.5 million, $.2 million and $2.1 million.

     Business System and Corporate Resizing Charges -- During the third quarter of 1998, the Company recorded special pretax charges totaling $13.8 million. The charges consisted of $8.0 million to write-off the investment and provide for related commitments for the discontinuance of the use and development of a business system. The Company also charged $3.0 million to discontinued operations for business system costs associated with Graphics. Additionally, the Company provided $5.8 million for employee separation and related exit costs to resize EDG ($3.9 million) and corporate operations ($1.9 million). Under the resizing program, the Company reduced its work force by approximately 85 employees primarily in management and support positions. Substantially all costs relating to the resizing program were paid during 1998.

     Sale of Real Estate -- During 1998, in connection with the sale of EDG, the Company's Board of Directors approved a plan to dispose of certain real estate assets. The real estate assets and related improvements, consisting of six properties, had an aggregate net book value of $11.9 million. During 1999, the Company completed the sale of five of the six properties for aggregate net proceeds of approximately $13.4 million. These sales resulted in a pretax gain of $1.5 million. The aggregate net book value of unsold real estate assets has been classified as a current asset in the consolidated balance sheet at December 31, 1999 and 1998.

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

     The net assets and operating results of Milgray following the acquisition were merged into EDG, which was sold in January 1999.

FLOOR PLAN ARRANGEMENTS

     The Company finances certain inventory purchases through floor plan arrangements with two finance companies. The available lines of credit have generally fluctuated seasonally. During 1999, the amount of aggregate outstanding floor plan obligations ranged between $11.1 million and $30.8 million and were secured by certain of the Company's inventory and accounts receivable. The outstanding amounts are generally payable in 30 to 60 days. The arrangements are generally subsidized by computer products manufacturers and are interest free if amounts are paid within the specified terms. Interest paid under floor plan arrangements for the periods presented was not significant. At December 31, 1999, the Company had outstanding floor plan obligations of $16.5 million, which are included as a component of accounts payable.

BORROWINGS

     In April 1999, the Company entered into a credit agreement with its primary lender for a line of credit in the amount of $20 million to finance short term cash flow and working capital requirements. The credit agreement provides for interest at either the bank's reference rate or LIBOR plus 1.375%. The line of credit is subject to an annual commitment fee of .375% on the unused line of credit. Available borrowing capacity is subject to a borrowing base calculation based on a percentage of the Company's available accounts receivable and inventories. The Company is subject to certain restrictive covenants including minimum interest coverage, minimum net worth and a maximum leverage ratio. Outstanding borrowings are secured by the assets of the Company, except those assets that secure borrowings under floor plan arrangements. At December 31, 1999, the Company had no outstanding borrowings under the credit agreement.

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

     In January 1999, the Company repaid all bank borrowings under the credit facility with a portion of the proceeds from the sale of EDG. Accordingly, outstanding borrowings at December 31, 1998 ($109 million) have been classified with current liabilities.

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

COMMON STOCK

     In February 2000, the Board of Directors authorized a stock repurchase program of up to 1 million shares of the Company's outstanding common stock during the year 2000. The common stock may be repurchased in the open market at varying prices depending on market conditions and other factors. To date, the Company has repurchased 515,600 shares at an average price of $3.66 per share.

     In May 1997, the Board of Directors declared a 20% stock dividend payable to shareholders of record on May 30, 1997.

CASH DISTRIBUTIONS TO SHAREHOLDERS

     During 1999, the Company paid two cash distributions totaling $67.3 million ($7.00 per share) to shareholders representing the net proceeds from the sale of EDG and the disposition of certain real estate properties. The first distribution ($5.70 per share) was paid on June 8, 1999 to shareholders of record on May 25, 1999. The second distribution ($1.30 per share) was paid on December 17, 1999 to shareholders of record on December 10, 1999. The distributions represented a return of capital and the aggregate amount has been recorded as a reduction in the carrying value of common stock.

STOCK PLANS AND WARRANTS

     The Company's 1990 Stock Option and Incentive Plan (the "1990 Plan") and 1994 Stock Option Plan (the "1994 Plan") each authorized 500,000 shares of common stock to be available for purchase by employees. At the 1997 Annual Meeting, the shareholders approved an amendment to the 1994 Plan which authorized an additional 500,000 shares of common stock. At the 1996 Annual Meeting the shareholders approved the Non-Employee Director Stock Option Plan (the "1996 Plan"), which authorized 150,000 shares of common stock to be available for purchase by non-employee directors of the Company. Additionally, the shares authorized for issuance under these plans have been increased by certain stock dividends declared in recent years.

     Under the stock option plans, both incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted. Options outstanding under the plans have terms of five or ten years, vest over four years and were issued at market value. During 1999, option exercise prices for previously issued options were reduced by $7.00 per share for the effect of the Company's cash distributions to shareholders. During May 1997, the Company repriced options granted from June 30, 1994 through January 15, 1997. The repricing reduced the exercise price of previously issued options to $14.38 which represented the quoted market price on the date of the repricing. Approximately 486,000 options were repriced. The repricing also includes a provision that requires the stock price to be $1.00 above the original grant price (as adjusted) in order for the options to become exercisable. Weighted average exercise prices at December 31, 1999 include the effect of these repricings.

     A summary of activity under the plans follows:

                                                                       WEIGHTED
                                                                        AVERAGE      FAIR
                                              AVAILABLE     SHARES     EXERCISE    VALUE OF
                                              FOR FUTURE     UNDER       PRICE      OPTION
                                                GRANT       OPTION     PER SHARE   PER SHARE
                                              ----------   ---------   ---------   ---------
Outstanding at December 31, 1996............    518,662      719,602    $16.83
  Granted...................................   (533,000)     533,000     19.39       $8.64
  Exercised.................................                (156,140)    10.72
  Canceled..................................    100,272     (100,272)    17.57
  Adjustment for 20% stock dividend.........    149,165      168,886
  Amendment to 1994 Plan....................    500,000
                                               --------    ---------
Outstanding at December 31, 1997............    735,099    1,165,076     14.32
  Granted...................................    (69,000)      69,000     13.51       $4.34
  Exercised.................................                 (56,829)     9.30
  Canceled..................................    282,525     (282,525)    14.39
                                               --------    ---------
Outstanding at December 31, 1998............    948,624      894,722     14.55
  Granted...................................   (815,000)     815,000      4.13       $1.34
  Exercised.................................
  Canceled..................................    564,399     (564,399)    12.36
                                               --------    ---------
Outstanding at December 31, 1999............    698,023    1,145,323    $ 5.17
                                               ========    =========

     A summary of stock options outstanding at December 31, 1998 follows:

                 REMAINING                                                      WEIGHTED
                OPTION LIFE                      OPTIONS        OPTIONS         AVERAGE
                 IN YEARS                      OUTSTANDING    EXERCISABLE    EXERCISE PRICE
                -----------                    -----------    -----------    --------------
  1........................................        10,144        10,144          $7.38
  2........................................        78,750        67,410           7.39
  3........................................       193,200        62,184           7.63
  4........................................         3,000         3,000           6.69
  5 or more................................       860,229        49,729           6.63
                                                ---------       -------
                                                1,145,323       192,467          $7.26
                                                =========       =======

     At December 31, 1998 and 1997, 332,139 and 294,888 options were exercisable at weighted average exercise prices of $14.03 and $12.87, respectively.

     Under the Bell Industries Employees' Stock Purchase Plan (the "ESPP") 750,000 shares were authorized for future issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. During 1999, the Company temporarily suspended the ESPP while completing the sale of certain businesses and the cash distributions to shareholders. The ESPP is expected to resume during 2000. Under the ESPP, the Company issued -0- , 147,081 and 117,921 shares during 1999, 1998 and 1997. The weighted average fair value per share of the purchase rights granted in 1998 and 1997 were $2.73 and $3.90. At December 31, 1999, 557,510 shares were available for future issuance under the ESPP.

     In 1993, the Company's previous senior noteholders received warrants to purchase 258,320 shares of the Company's common stock, exercisable at any time prior to February 1, 2001 at $9.40 per share. Warrants representing 78,014, -0-and 8,668 shares were exercised in 1999, 1998 and 1997. In accordance with a formula in the warrant agreement, the number and exercise price of the warrants were adjusted in 1999 following the $7.00 per share cash distributions to shareholders. At December 31, 1999, warrants to purchase 526,556 shares at an exercise price of $3.06 per share remain outstanding after giving effect to the adjustment.

     The Black-Scholes model was utilized for estimating the fair value of stock-based grants using an assumed volatility of approximately 30% for 1999, 1998 and 1997 and an expected four year life for stock options, and an assumed volatility of approximately 12% and an expected four month life for the ESPP. The assumed risk free interest rate ranged between 4% and 5% for all plans. Stock-based compensation costs determined under the fair value method would have decreased net income by $1.2 million ($.13 per share) in 1999, increased the net loss by $1.9 million ($.20 per share) in 1998, and decreased the net income by $1.2 million ($.13 per share) in 1997.

INCOME TAXES

     The income tax provision (benefit) charged to continuing operations was as follows (in thousands):

                                                        1999      1998       1997
                                                       ------    -------    -------
Current
  Federal............................................  $ (546)   $(3,729)   $(4,394)
  State..............................................      86       (461)    (1,471)
Deferred
  Federal............................................   3,667     (3,078)     1,041
  State..............................................     380       (228)       157
                                                       ------    -------    -------
                                                       $3,587    $(7,496)   $(4,667)
                                                       ======    =======    =======

     A reconciliation of the federal statutory tax rate to the effective tax rate follows:

                                                        1999      1998       1997
                                                       ------    -------    -------
Federal statutory tax rate...........................    34.0%     (34.0)%    (35.0)%
State taxes, net of federal benefit..................     4.6       (5.2)      (5.8)
Other, net...........................................      .9        3.0       (2.4)
                                                       ------    -------    -------
Effective tax rate...................................    39.5%     (36.2)%    (43.2)%
                                                       ======    =======    =======

     The provision (benefit) for deferred income taxes is summarized as follows (in thousands):

                                                         1999      1998       1997
                                                        ------    -------    ------
Business system and corporate resizing................  $3,603    $(4,315)   $   --
Receivables allowance.................................    (332)      (219)     (303)
Inventory reserves....................................     (15)       (14)      369
Employee benefit accruals.............................     889       (243)      219
Depreciation..........................................    (555)       388      (129)
Lease commitment provision............................     505        315       870
Other.................................................     (48)       782       172
                                                        ------    -------    ------
                                                        $4,047    $(3,306)   $1,198
                                                        ======    =======    ======

     Deferred tax balances were composed of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Deferred tax assets:
  Business system and corporate resizing....................  $         $4,257
  Receivables allowance.....................................     413       596
  Inventory reserves........................................     240     1,567
  Employee benefit accruals.................................     755     1,992
  Lease commitment provision................................               471
  Discontinued operations...................................   3,124       806
                                                              ------    ------
                                                               4,532     9,689
Deferred tax liabilities:
  Depreciation..............................................    (257)   (1,523)
  Other.....................................................    (591)     (540)
                                                              ------    ------
Net deferred tax balances...................................  $3,684    $7,626
                                                              ======    ======

     Net current deferred tax assets, included with prepaid expenses and other, and noncurrent deferred tax assets, included with other assets, were as follows (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Current deferred income tax benefits (liabilities)
  Federal...................................................  $3,455    $7,083
  State.....................................................     (35)      343
Noncurrent deferred income tax benefits
  Federal...................................................     231       175
  State.....................................................      33        25
                                                              ------    ------
                                                              $3,684    $7,626
                                                              ======    ======

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

     The Company has a qualified, trusteed, savings and profit sharing plan for eligible employees. Employees must contribute at least 1% of their annual compensation to participate in the plan. The Company's contributions to the plan, as determined by the Board of Directors, were $0.3 million in 1999, $0.4 million in 1998 and $0.9 million in 1997.

     The Company has deferred compensation plans available for certain officers and other key employees. Expense associated with the deferred compensation element of these plans was $0.3 million in 1999, $0.7 million in 1998 and $0.7 million in 1997.

     The Company provides postretirement medical coverage for qualifying employees who were employed prior to January 1, 1998. Annual costs and accumulated and vested benefit obligations relating to postretirement medical benefits were not significant.

COMMITMENTS AND CONTINGENCIES

     At December 31, 1999, the Company had operating leases on certain of its facilities and equipment expiring in various years through 2004. Under certain operating leases, the Company is required to pay property taxes and insurance. Rent expense pertaining to operating leases for continuing operations was $1.7 million in 1999, $4.8 million in 1998, and $3.3 million in 1997. Amortization of capitalized leases, which expired in 1997, amounted to $0.9 million in 1997.

     Minimum annual rentals on operating leases for the five years subsequent to 1999 and thereafter are as follows (in thousands):

2000................................  $2,013
2001................................   1,556
2002................................   1,395
2003................................     738
2004................................     339
Thereafter..........................
                                      ------
                                      $6,041
                                      ======

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

BUSINESS SEGMENT AND RELATED INFORMATION

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 was effective for the Company during 1998 and redefines the way the Company reports information about its operating segments. The information for 1997 has been restated to conform with the 1999 and 1998 presentation.

     The Company has three reportable business segments: Systems Integration, a full service value-added computer integrator; Recreational Products, a distributor of replacement parts and accessories for recreational and other leisure-time vehicles; and Electronics Manufacturing, two specialty manufacturers of high precision stamping and certain passive components. The specialty manufacturing business engaged in high precision stamping was sold in July 1999. Each operating segment offers unique products and services and have separate management. The accounting policies of the segments are the same as described in the Summary of Accounting Policies.

     Summarized financial information regarding the Company's reportable segments is shown in the following table (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                    1999        1998        1997
                                                  --------    --------    --------
Net sales
  Systems Integration...........................  $177,530    $149,158    $124,680
  Recreational Products.........................    48,985      47,070      46,234
  Electronics Manufacturing.....................    13,905      16,240      23,727
                                                  --------    --------    --------
                                                  $240,420    $212,468    $194,641
                                                  ========    ========    ========
Operating income (loss)
  Systems Integration...........................  $  5,726    $  6,604    $  5,933
  Recreational Products.........................     3,029       3,289       2,880
  Electronics Manufacturing.....................     1,765       1,790       4,230
  Special items.................................     1,497      (9,900)
  Corporate costs...............................    (3,081)    (10,430)    (11,536)
                                                  --------    --------    --------
                                                     8,936      (8,647)      1,507
  Interest, net.................................       139     (12,038)    (12,309)
                                                  --------    --------    --------
  Income (loss) from continuing operations
     before income taxes and extraordinary
     loss.......................................  $  9,075    $(20,685)   $(10,802)
                                                  ========    ========    ========
Depreciation and amortization
  Systems Integration...........................  $    745    $    788    $    593
  Recreational Products.........................       212         216         232
  Electronics Manufacturing.....................       294         528         574
  Corporate.....................................       213       2,644       3,135
  Discontinued operations.......................                 5,509       5,466
                                                  --------    --------    --------
                                                  $  1,464    $  9,685    $ 10,000
                                                  ========    ========    ========
Total assets
  Systems Integration...........................  $ 31,788    $ 37,782    $ 26,538
  Recreational Products.........................    18,276      16,721      18,840
  Electronics Manufacturing.....................     2,499       6,321       6,504
  Corporate.....................................    23,388      30,105      32,280
  Discontinued operations.......................               179,830     347,071
                                                  --------    --------    --------
                                                  $ 75,951    $270,759    $431,233
                                                  ========    ========    ========
Capital expenditures
  Systems Integration...........................  $    491    $  1,152    $  1,072
  Recreational Products.........................       182         137         212
  Electronics Manufacturing.....................       115         302         595
  Corporate.....................................     1,298       2,932       8,504
  Discontinued operations.......................                 4,619       5,812
                                                  --------    --------    --------
                                                  $  2,086    $  9,142    $ 16,195
                                                  ========    ========    ========

                        QUARTERLY RESULTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           QUARTER ENDED
                                                              ---------------------------------------
                                                              MAR. 31   JUN. 30   SEP. 30    DEC. 31
                                                              -------   -------   --------   --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1999
Net sales...................................................  $54,151   $60,781   $ 76,586   $ 48,902
                                                              -------   -------   --------   --------
Costs and expenses
  Cost of products sold.....................................   45,026    49,460     64,730     39,795
  Selling and administrative................................    7,510     7,779      8,791      7,897
  Depreciation and amortization.............................      371       400        419        348
  Interest, net.............................................      360      (418)         1        (82)
  Special items, net........................................                          (161)      (881)
                                                              -------   -------   --------   --------
                                                               53,267    57,221     73,780     47,077
                                                              -------   -------   --------   --------
Income from continuing operations...........................      884     3,560      2,806      1,825
Income tax provision........................................      354     1,423      1,122        688
                                                              -------   -------   --------   --------
Income from continuing operations...........................      530     2,137      1,684      1,137
Reserve recovery on sale of discontinued operations.........                                    1,379
                                                              -------   -------   --------   --------
Net income..................................................  $   530   $ 2,137   $  1,684   $  2,516
                                                              =======   =======   ========   ========
SHARE AND PER SHARE DATA
BASIC
  Income from continuing operations.........................  $   .06   $   .22   $    .17   $    .12
  Reserve recovery on sale of discontinued operations.......                                      .14
                                                              -------   -------   --------   --------
  Net income................................................  $   .06   $   .22   $    .17   $    .26
                                                              =======   =======   ========   ========
  Weighted average common shares............................    9,556     9,608      9,608      9,608
                                                              =======   =======   ========   ========
DILUTED
  Income from continuing operations.........................  $   .06   $   .22   $    .17   $    .12
  Reserve recovery on sale of discontinued operations.......                                      .14
                                                              -------   -------   --------   --------
  Net income................................................  $   .06   $   .22   $    .17   $    .26
                                                              =======   =======   ========   ========
  Weighted average common shares............................    9,576     9,624      9,672      9,713
                                                              =======   =======   ========   ========
YEAR ENDED DECEMBER 31, 1998
Net sales...................................................  $44,857   $59,306   $ 56,672   $ 51,633
                                                              -------   -------   --------   --------
Costs and expenses
  Cost of products sold.....................................   35,006    47,261     45,754     42,223
  Selling and administrative................................    9,385     9,665      9,115      8,382
  Depreciation and amortization.............................    1,309     1,299        910        906
  Interest..................................................    3,460     3,215      2,992      2,371
  Business system and corporate resizing charges............                         9,900
                                                              -------   -------   --------   --------
                                                               49,160    61,440     68,671     53,882
                                                              -------   -------   --------   --------
Loss from continuing operations before income taxes.........   (4,303)   (2,134)   (11,999)    (2,249)
Income tax benefit..........................................   (2,421)   (1,134)    (3,661)      (280)
                                                              -------   -------   --------   --------
Loss from continuing operations.............................   (1,882)   (1,000)    (8,338)    (1,969)
Income (loss) from discontinued operations, net of tax......    4,323     2,911       (402)       443
Gain (loss) on sale of discontinued operations, net of
  tax.......................................................                         1,748    (58,597)
                                                              -------   -------   --------   --------
Net income (loss)...........................................  $ 2,441   $ 1,911   $ (6,992)  $(60,123)
                                                              =======   =======   ========   ========
SHARE AND PER SHARE DATA
BASIC
  Loss from continuing operations...........................  $  (.20)  $  (.11)  $   (.88)  $   (.21)
  Income (loss) from discontinued operations................      .46       .31       (.04)       .05
  Gain (loss) on sale of discontinued operations............                           .18      (6.18)
                                                              -------   -------   --------   --------
  Net income (loss).........................................  $   .26   $   .20   $   (.74)  $  (6.34)
                                                              =======   =======   ========   ========
  Weighted average common shares............................    9,330     9,383      9,442      9,488
                                                              =======   =======   ========   ========
DILUTED
  Loss from continuing operations...........................  $  (.20)  $  (.11)  $   (.88)  $   (.21)
  Income (loss) from discontinued operations................      .46       .31       (.04)       .05
  Gain (loss) on sale of discontinued operations............                           .18      (6.18)
                                                              -------   -------   --------   --------
  Net income (loss).........................................  $   .26   $   .20   $   (.74)  $  (6.34)
                                                              =======   =======   ========   ========
  Weighted average common shares............................    9,330     9,383      9,442      9,488
                                                              =======   =======   ========   ========

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                   ADDITIONS   DEDUCTIONS
                                                                   ---------   -----------
                                                      BALANCE AT   CHARGE TO    ACCOUNTS      BALANCE
                                                      BEGINNING    COSTS AND   CHARGED OFF    AT END
                    DESCRIPTION                       OF PERIOD    EXPENSES    (RECOVERED)   OF PERIOD
                    -----------                       ----------   ---------   -----------   ---------
                                                                       (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31:
     1997...........................................    $1,626       2,138        1,091       $2,673
     1998...........................................    $2,673       1,566        3,755(1)    $  484
     1999...........................................    $  484         495         (133)      $1,112

---------------
(1) Amount includes balances related to the discontinued operations of EDG and Graphics.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors: The information required by Item 10 with respect to directors will appear in the Proxy Statement for the 2000 Annual Meeting of Shareholders and is hereby incorporated by reference.

     (b) Executive Officers: The information required by Item 10 with respect to Executive Officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 will appear in the Proxy Statement for the 2000 Annual Meeting of Shareholders and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 will appear under "Election of Directors" in the Proxy Statement for the 2000 Annual Meeting of Shareholders and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 will appear in the Proxy Statement for the 2000 Annual Meeting of Shareholders and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS:

    The Consolidated Financial Statements and Report of Independent Accountants dated February 9, 2000 are included under Item 8 of this Annual Report on Form 10-K.

     2. FINANCIAL STATEMENT SCHEDULE:

    The financial statement schedule listed in the Index to Financial Statements included under Item 8 is filed as part of this Annual Report on Form 10-K.

     3. EXHIBITS:

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
            2.     Agreement and Plan of Merger, dated as of November 26, 1996 among Registrant, ME Acquisitions, Inc., and Milgray
                   Electronics, Inc. is incorporated by reference to Exhibit
                   2.1 of the Form 8-K dated January 7, 1997.
          3.a.     The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2,
                   respectively, to Registrant's Form 8-B dated March 22, 1995, as amended.
            b.     Amendments to Restated By-laws.
          4.a.     The Specimen of Registrant's Common Stock certificates is
                   incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant's Form 8-B filed January 15, 1980.
            b.     Warrant Agreement dated September 15, 1993 including Form of
                   Warrant Certificate issued to the named Insurance Companies included in the Note Purchase Agreement dated February 1,
                   1991, as amended, is incorporated by reference to Exhibit
                   4.e of the Form 10-K dated June 30, 1993.
         10.a.     The Employment and Deferred Compensation Agreements dated
                   January 1, 1979 and the Amendment thereto dated August 6,
                   1979 concerning certain officers of Registrant are
                   incorporated by reference to Exhibits 9A, 9C and 9D to
                   Amendment number 1 to Registrant's Form 8-B dated November
                   19, 1979.
            b.     The 1990 Stock Option and Incentive Plan is incorporated by reference to Exhibit A of Registrant's definitive Proxy
                   Statement (File No. 1-7899) filed in connection with the
                   Annual Meeting of Shareholders held October 29, 1990.
            c.     The 1993 Employees' Stock Purchase Plan is incorporated by reference to Exhibit A of Registrant's definitive Proxy
                   Statement (File No. 1-7899) filed in connection with the
                   Annual Meeting of Shareholders held November 2, 1993.
            d.     The Amendment to Employment and Deferred Compensation
                   Agreement dated September 14, 1994 is incorporated by
                   reference to Exhibit (10) of the Registrant's Quarterly
                   Report on Form 10-Q dated September 30, 1994.
            e.     The Bell Industries, Inc. Directors' Retirement Plan for
                   Non-employees is incorporated by reference to Exhibit (99)
                   of the Registrant's Quarterly Report on Form 10-Q dated
                   September 30, 1994.
            f.     The 1994 Stock Option Plan is incorporated by reference to
                   Exhibit A of the Registrant's definitive Proxy Statement
                   (File No. 1-7899) filed in connection with the Annual
                   Meeting of Shareholders held on November 1, 1994.

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
            g.     Form of Severance Agreement between the Registrant and its executive officers is incorporated by reference to Exhibit
                   10.9 to Registrant's Form 8-B dated March 22, 1995, as
                   amended.
            h.     Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by
                   reference to Exhibit 10.10 to Registrant's Form 8-B dated
                   March 22, 1995, as amended.
            i.     The Amendment to Employment and Deferred Compensation
                   Agreement dated September 26, 1995 is incorporated by
                   reference to Exhibit 10.k to Registrant's Form 10-K dated
                   December 31, 1995.
            j.     Non-Employee Directors' Stock Option Plan, as revised is,
                   incorporated by reference to Exhibit 10.l to Registrant's
                   Form 10-K dated December 31, 1995.
            k.     Form of Stock Option Agreement between the Registrant and
                   Non-employee Directors is incorporated by reference to
                   Exhibit 10.m to Registrant's Form 10-K dated December 31,
                   1995.
            l.     The Amendment to Employment and Deferred Compensation
                   Agreement between the Registrant and Theodore Williams dated
                   November 21, 1996 is incorporated by reference to Exhibit
                   10.n to Registrant's 10-K dated December 31, 1996.
            m.     Credit Agreement dated as of January 7, 1997 among
                   Registrant, Bell Ontario Holding, Inc., the Lenders listed therein, and Union Bank of California, N.A., as agent (which includes, among the Exhibits, Form of Company Security
                   Agreement, Form of Company Pledge Agreement, Form of
                   Subsidiary Security Agreement, Form of Subsidiary Guarantee
                   and Form of Subsidiary Pledge Agreement) is incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated
                   January 7, 1997.
            n.     Amendments No. 1, 2, 3 and 4 to the Credit Agreement dated
                   January 21, 1997, February 7, 1997, August 1, 1997 and
                   December 31, 1997 among Registrant Bell Ontario Holding,
                   Inc., the Lenders listed therein, and Union Bank of
                   California, N.A., as agent.
            o.     Severance Agreement dated as of January 20, 1997 between the
                   Registrant and Bruce M. Jaffe is incorporated by reference and Exhibit 10.p to Registrant's Form 10-K dated December
                   31, 1996.
            p.     Amendment to the 1994 Stock Option Plan dated August 8, 1997 is incorporated by reference to Exhibit 99 to Registrant's
                   Form 10-Q dated June 30, 1997.
            q.     Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August 12, 1997 is incorporated by reference to
                   Exhibit 4.1.1 to Registrant's Form S-8 dated August 12,
                   1997.
            r.     1997 Deferred Compensation Plan dated August 27, 1997 is
                   incorporated by reference to Registrant's Form S-8 dated
                   August 28, 1997.
            s.     The Employment Agreement between the Registrant and Tracy A.
                   Edwards, dated February 1, 1999 is incorporated by reference to Exhibit 10.s. and 10.t.
            t.     Form of Consulting Agreement between the Registrant and
                   Gordon Graham is filed herewith.

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
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

        a) None.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BELL INDUSTRIES, INC.

                                          By: /s/ TRACY A. EDWARDS
                                            ------------------------------------
                                            Tracy A. Edwards
                                            President and Chief Executive
                                              Officer
Date: March 22, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

                      SIGNATURE                                                  TITLE
                      ---------                                                  -----

/s/ TRACY A. EDWARDS                                     President and Chief Executive Officer, Director
-----------------------------------------------------
Tracy A. Edwards

/s/ RUSSELL A. DOLL                                      Senior Vice President and Chief Financial and
-----------------------------------------------------    Accounting Officer
Russell A. Doll

/s/ JOHN J. COST                                         Director and Secretary
-----------------------------------------------------
John J. Cost

/s/ ANTHONY L. CRAIG                                     Director
-----------------------------------------------------
Anthony L. Craig

/s/ HERBERT S. DAVIDSON                                  Director
-----------------------------------------------------
Herbert S. Davidson

/s/ GORDON GRAHAM                                        Director
-----------------------------------------------------
Gordon Graham

/s/ MILTON ROSENBERG                                     Director
-----------------------------------------------------
Milton Rosenberg

/s/ MARK E. SCHWARZ                                      Director
-----------------------------------------------------
Mark E. Schwarz

/s/ THEODORE WILLIAMS                                    Director
-----------------------------------------------------
Theodore Williams

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 2.        Agreement and Plan of Merger dated as of November 26, 1996 among
           Registrant, ME Acquisition, Inc. and Milgray Electronics, Inc.(*)
 3.        Articles of incorporation and by-laws(*)
 4.        Instruments defining the rights of security holders, including indentures
           a.   Specimen of Registrant's Common Stock certificate(*)
           b.   Warrant Agreement dated September 15, 1993 including Form of
                Warrant Certificate issued to the named Insurance Companies included in the Note Purchase Agreement dated February 1,
                1991, as amended(*)
10.        Material contracts
           a.   The Employment and Deferred Compensation Agreements dated
                January 1, 1979 and the Amendment thereto dated August 6,
                1979 concerning certain officers of Registrant(*)
           b.   The 1990 Stock Option and Incentive Plan included as Exhibit
                A to Registrant's definitive Proxy Statement (File No.
                1-7899) filed in connection with the Annual Meeting of
                Shareholders held October 29, 1990(*)
           c.   The 1993 Employees' Stock Purchase Plan included as Exhibit
                A to Registrant's definitive Proxy Statement (File No.
                1-7899) filed in connection with the Annual Meeting of
                Shareholders held November 2, 1993(*)
           d.   The Amendment to Employment and Deferred Compensation
                Agreement dated September 14, 1994 included as to Exhibit
                (10) of the Registrant's Quarterly Report on Form 10-Q dated
                September 30, 1994(*)
           e.   The Bell Industries, Inc. Directors' Retirement Plan for
                Non-employees included as Exhibit (99) of the Registrant's
                Quarterly Report on Form 10-Q dated September 30, 1994(*)
           f.   The 1994 Stock Option Plan included as Exhibit A of the
                Registrant's definitive Proxy Statement (File No. 1-7899)
                filed in connection with the Annual Meeting of Shareholders held on November 1, 1994(*)
           g.   Form of Severance Compensation Agreement between the
                Registrant and its executive officers(*)
           h.   Form of Indemnity Agreement between the Registrant and its executive officers and directors(*)
           i.   The Amendment to Employment and Deferred Compensation
                Agreement dated September 26, 1995(*)
           j.   Non-Employee Directors' Stock Option Plan, as revised(*)
           k.   Form of Stock Option Agreement between the Registrant and
                Non-employee Directors(*)
           l.   The Amendment to Employment and Deferred Compensation
                Agreement dated November 21, 1996(*)
           m.   Credit Agreement dated as of January 7, 1997 among
                Registrant, Bell Ontario Holding, Inc., the Lenders named
                therein, and Union Bank of California, as agent(*)
           n.   Amendments No. 1, 2, 3 and 4 to the Credit Agreement dated
                January 21, 1997, February 7, 1997, August 1, 1997 and
                December 31, 1997 among Registrant, Bell Ontario Holding,
                Inc., the Lenders listed therein, and Union Bank of
                California, N.A., as agent(*)
           o.   Severance Agreement dated January 20, 1997 between the
                Registrant and Bruce M. Jaffe(*)
           p.   Amendment to the 1994 Stock Option Plan dated August 8,
                1997(*)
           q.   Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August 12, 1997(*)
           r.   1997 Deferred Compensation Plan dated August 27, 1997(*)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
           s.   Employment Agreement between the Registrant and Tracy A.
                Edwards, dated February 1, 1999(*)
           t.   Form of Consulting Agreement between the Registrant and
                Gordon Graham(*)
           u.   The Rights Agreement, dated February 1, 1999, by and between
                Bell Industries, Inc. and Harris Trust Company of
                California, as Rights Agent(*)
           v.   Asset Purchase Agreement dated August 28, 1998 between Bell
                Industries, Inc. and PrimeSource Corporation(*)
           w.   The Agreement of Purchase and Sale dated October 1, 1998
                between Bell Industries, Inc. and Arrow Electronics, Inc.(*)
21.        Subsidiaries of the Registrant
23.        Consent of Independent Accountants
27.        Financial Data Schedule

---------------
(*) Incorporated by reference.