Form 10-K/A
period 1999-12-31
BELL INDUSTRIES INC /NEW/
filed 2000-04-28
CIK 945489

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                ----------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 1-11471

                             [BELL INDUSTRIES LOGO]
                                ----------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 563-2355
                                ----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
              COMMON STOCK                      AMERICAN STOCK EXCHANGE
                                                 PACIFIC STOCK EXCHANGE

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

                               NOT APPLICABLE [X]

        As of April 14, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $23,293,000 .

        As of April 14, 2000, the number of shares outstanding of the Registrant's class of common stock was: 8,902,715.

                       DOCUMENT INCORPORATED BY REFERENCE

                                      NONE.

================================================================================

Explanatory Note: This Form 10-K/A of Bell Industries, Inc. amends The Annual Report on Form 10-K of the Registrant for the Registrant's fiscal year ended December 31, 1999. Specifically, this Form 10-K/A provides information with respect to Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation," Item 12, "Security Ownership of Certain Beneficial Owners and Management" and Item 13, "Certain Relationships and Related Transactions."

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) DIRECTORS: The Company's Board of Directors presently consists of eight directors. The names and principal occupations of the Board's directors, and the respective numbers of shares of voting stock of the Company beneficially owned, directly or indirectly, by each of them are set forth below.

                                                     YEAR     SHARES BENEFICIALLY
                                                     FIRST        OWNED AS OF         PERCENT
       NAME AND PRINCIPAL OCCUPATION          AGE   ELECTED     APRIL 14, 2000      OF CLASS(8)
       -----------------------------          ---   -------   -------------------   -----------
John J. Cost (2)(3)                            65     1971           17,506(5)          (4)
  Of Counsel
  Irell & Manella LLP, Attorneys
Anthony L. Craig (1)(2)                        54     1993           14,938(5)          (4)
  Chairman of the Board, President
  and Chief Executive Officer,
  Arbinet Communications, Inc.
Herbert S. Davidson(2)                         77     1997            1,000             (4)
  Private investor and former
  Chief Executive Officer,
  Milgray Electronics, Inc.
Tracy A. Edwards                               43     1999          133,577(6)         1.5%
  President and Chief Executive Officer
Gordon Graham                                  65     1994           67,010(6)          (4)
  Private investor and former President
Milton Rosenberg(1)(2)(3)                      77     1975           20,000(5)          (4)
  Private investor and Consultant
Mark E. Schwartz (1)                           39     2000            8,900             (4)
  General Partner, Newcastle Partners, L.P.
Theodore Williams (3)                          79     1969          387,154(7)         4.3%
  Private investor and former President

----------

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

(3) Member of Nominating Committee.

(4) Less than 1% of total outstanding shares.

(5) Includes 14,800 shares with respect to Messrs. Cost, Craig and Rosenberg issuable pursuant to currently exercisable stock options issued under Bell's Non-employees Directors' Stock Option Plan.

(6) Includes 86,209 shares with respect to Mr. Edwards, and 41,040 shares with respect to Mr. Graham issuable pursuant to currently exercisable stock options.

(7) Includes 54,000 shares issuable pursuant to currently exercisable stock options and 36,880 shares held indirectly by Mr. Williams as trustee of the Ted and Rita Williams Foundation.

(8) On February 1, 1999, the Company's Board of Directors declared a dividend distribution of one share purchase right ("Right") for each outstanding share of Common Stock to shareholders of record on February 1, 1999, and with respect to shares of Common Stock issued thereafter until certain events occur. Consequently, each share of Common Stock shown in this table and the tables set forth below includes an attendant Right.

        In December 1996, Mr. Graham was elected President and Chief Operating Officer and from January 1, 1998 to February 1, 1999 Mr. Graham served as President and Chief Executive Officer. Mr. Graham became a consultant to the Company in February 1999. For more than the past five years prior to his election as President, Mr. Graham was employed by the Company in other executive capacities. Mr. Graham's business address is 1960 East Grand Avenue, Suite 560, El Segundo, California 90245-4608.

        On February 1, 1999, Mr. Edwards was elected President and Chief Executive Officer, and a director of the Company. From January 1998 until that time, Mr. Edwards was the Executive Vice President of the Company and for more than five years prior to January 1998, Mr. Edwards served as the Company's Vice President and Chief Financial Officer. Mr. Edwards' business address is 1960 East Grand Avenue, Suite 560, El Segundo, California 90245-4608.

        Mr. Cost was a partner in the law firm of Irell & Manella LLP, Los Angeles, California, from 1969 through December 1994. Effective January 1, 1995, Mr. Cost retired as a partner of that firm and now acts "of counsel." He was elected Secretary in 1987. Irell & Manella LLP provides legal services to the Company. Mr. Cost's business address is 333 South Hope Street, Suite 3300, Los Angeles, California 90071.

        Since December 1999, Mr. Craig has been Chairman of the Board, President and Chief Executive Officer of Arbinet Communications, Inc. From July 1997 to December 1999, Mr. Craig was the President and Chief Executive Officer of Tamandra, Inc., a privately-held investment company. From February 1996 through July 1997, Mr. Craig was the President and Chief Executive Officer of Global Knowledge Network, a privately-held company engaged in providing learning services for information technology in over 40 countries. From November 1993 through January 1996, he was a Vice President of Digital Equipment Corporation, a New York Stock Exchange company. Mr. Craig is currently a director of Mitel Corporation, a publicly-held semi-conductor company. Mr. Craig is also a director of Global Knowledge Network. Mr. Craig's business address is 33 Whitehall Street, 19th Floor, New York, New York 10004-2112.

        From 1970 until December 31, 1997, Mr. Williams was Chairman of the Board and Chief Executive Officer of the Company. He resigned as Chief Executive Officer on December 31, 1997. Mr. Williams' business address is 1960 East Grand Avenue, Suite 560, El Segundo, California 90245-4608.

        Mr. Davidson became director upon the consummation of the acquisition of Milgray Electronics in January 1997. For more than five years prior to that time, Mr. Davidson was President and Chief Executive Officer of Milgray Electronics. In connection with the acquisition of Milgray by Bell, Mr. Davidson received approximately $55 million for his equity interest in Milgray on the same basis as all other Milgray shareholders. Mr. Davidson's business address is 1960 East Grand Avenue, Suite 560, El Segundo, California 90245-4608.

        Mr. Rosenberg has been self-employed as an investor in, and consultant to, high technology companies for more than the past five years. Mr. Rosenberg's business address is P. O. Box 9655, Rancho Santa Fe, California 92067.

        Mr. Schwarz, elected as a director in February 2000, is the sole general partner of Newcastle Partners, L.P., a private investment firm, since January 1993. Additionally, Mr. Schwarz was the Vice President and Manager of Sandera L.L.C., a private investment firm, from December 1995 to September 1999. Prior to that time, Mr. Schwarz was a securities analyst and portfolio manager for SCM Advisors, L.L.C., a registered investment advisor, from May 1993 to 1996. Mr. Schwarz served as a director of Aydin Corporation, a NYSE listed company, from October 1998 until its sale to L-3 Communications Corporation in April 1999. Mr. Schwarz's business address is c/o Newcastle Partners, 4514 Cole Avenue, Suite 600, Dallas, Texas 75205.

        (b) EXECUTIVE OFFICERS: The information required by Item 10 with respect to Executive Officers appears in Part I of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 22, 2000.

ITEM 11. EXECUTIVE COMPENSATION

        The following table shows all cash compensation and certain other compensation paid to (i) the former and current chief executive officers and
(ii) the other four most highly compensated executive officers (the "Named Officers") for the three years in the period ending December 31, 1999 for services rendered in all capacities to the Company and its subsidiaries:

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                                                               COMPENSATION
                                                          ANNUAL COMPENSATION                     OPTIONS
                                                 ----------------------------------------       (NUMBER OF
NAME AND PRINCIPAL POSITION          YEAR        SALARY         BONUS(1)         OTHER(2)          SHARES)
---------------------------          ----       --------        --------         --------      ------------
Tracy A. Edwards                     1999       $315,000        $337,500            6,327        300,000
  President and                      1998        300,000         200,000           31,885          --0--
  Chief Executive Officer            1997        250,000          50,000           27,627         54,800
Russell A. Doll                      1999       $200,000        $187,000            4,875         75,000
  Senior Vice President and          1998        129,615         100,000           11,278          --0--
  Chief Financial Officer
Christopher G. Ferry                 1999       $250,000        $179,000         $  4,887        150,000
  Senior Vice President              1998        175,000         307,099           19,500          --0--
                                     1997        160,577         267,122           17,878          --0--
Charles S. Troy                      1999       $175,000        $148,000            2,692         75,000
 Vice President                      1998        175,000          50,000            --0--          --0--
                                     1997         47,115          16,667            --0--          --0--
Gordon Graham                        1999       $ 92,308        $  --0--         $959,231          --0--
  Former President and               1998        600,000           --0--           60,000          --0--
  Chief Executive Officer            1997        619,000          50,000           56,527         60,000

----------

        Certain columns have not been included in this table because the information called for therein is not applicable to the Company or the individuals named above for the periods indicated.

(1) Includes bonuses accrued and earned for the period although paid in a later period. For example, executive bonuses earned in 1999 were not paid until February 2000. The 1999 bonuses for Messrs. Doll and Troy include $75,000 and $50,000, respectively, for their efforts related to the resizing of the Company's corporate structure. The 1998 bonuses for Messrs. Edwards, Doll and Troy related to the sales of the Company's electronics distribution and graphics imaging businesses.

(2) Consists of amounts contributed by the Company on behalf of the named individual under the Company's Savings and Profit Sharing Plan and Executive Deferred Income and Pension Plan. Additionally, with respect to Mr. Graham, includes $950,000 paid in 1999 pursuant to a severance agreement.

        The list of named officers does not include officers who left the Company in 1999 after the transition of certain EDG support systems to Arrow. These officers are D. J. Hough, Senior Vice President and Chief Information Officer (resigned effective April 30, 1999); Peter A. Resnick, Vice President and Controller (resigned effective August 31, 1999); and Steven A. Weeks, Vice President and Treasurer (resigned effective May 7, 1999).

STOCK OPTIONS

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information with respect to the current and former Chief Executive Officers and the Named Officers, concerning the grant of options during the twelve month period ended December 31, 1999:

                                                                                           POTENTIAL REALIZABLE VALUE OF
                                           PERCENTAGE OF                                      ASSUMED ANNUAL RATES OF
                                           TOTAL OPTIONS                                    STOCK PRICE APPRECIATION FOR
                                            GRANTED TO        EXERCISE                            OPTION TERM (4)
                              OPTIONS      EMPLOYEES IN      PRICE PER       EXPIRATION    -----------------------------
        NAME               GRANTS (1)(2)    FISCAL 1999     SHARE (2) (3)       DATE            5%                10%
        ----               -------------   ------------     -------------    ----------     ---------        ----------
Tracy A. Edwards             300,000             37%           $  4.13         1/23/09       $780,000        $1,974,000
Russell A. Doll               75,000              9%              4.13         1/23/09        195,000           493,500
Christopher G. Ferry         150,000             18%              4.13         1/23/09        390,000           987,000
Charles S. Troy               75,000              9%              4.13         1/23/09        195,000           493,000
Gordon Graham                     -0-            -0-             -0-                               -0-               -0-

(1) All options granted are exercisable in cumulative equal installments commencing one year from date of grant, with full vesting on the fourth anniversary date. Vesting may be accelerated in certain events relating to the change of the Company's ownership or certain corporate transactions.

(2) All exercise price per share data has been adjusted to reflect the Company's cash distributions totaling $7.00 per share during 1999.

(3) All stock options were granted at market value (closing price on the New York Stock Exchange - Composite Transactions of the Company's common stock) on the date of grant.

(4) Reported net of the option exercise price. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall stock conditions, as well as the option holders' continued employment through the vesting period. The amounts reflected in this table may not be indicative of the value that will actually be achieved or realized.

OPTION EXERCISES AND HOLDINGS

        The following table sets forth information with respect to the current and former Chief Executive Officers, and the Named Officers, concerning the exercise of options during the twelve month period ended December 31, 1999 and unexercised options held as of December 31, 1999:

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

                                                                          NUMBER OF                          VALUE OF
                                             VALUE REALIZED         UNEXERCISED OPTIONS AT             UNEXERCISED OPTIONS AT
                                              (MARKET PRICE            DECEMBER 31, 1999                DECEMBER 31, 1999(1)
                          SHARES ACQUIRED   AT EXERCISE LESS     ------------------------------     ------------------------------
        NAME                ON EXERCISE      EXERCISE PRICE)     EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
        ----              ---------------   ----------------     -----------      -------------     -----------      -------------
Tracy A. Edwards                -0-               $-0-             54,193            340,376          $40,303         $1,017,352
Russell A. Doll                 -0-                -0-                 -0-            75,000              -0-            248,250
Christopher G. Ferry            -0-                -0-              6,960            157,960              151            496,500
Charles S. Troy                 -0-                -0-             13,800             75,000              828            248,250
Gordon Graham                   -0-                -0-             21,024             44,016              -0-                -0-

----------

(1) Based upon the closing price on the New York Stock Exchange on that date ($7.44).

EMPLOYMENT AGREEMENTS

In February 1999, the Company entered into an employment agreement with Mr. Edwards, the Company's President and Chief Executive Officer. This agreement provides for an annual salary of $315,000 plus a bonus dependent upon the Company achieving performance goals to be established from time to time by the Company's Compensation Committee. Further, for calendar 1999, Mr. Edwards was entitled to a minimum bonus of $150,000. The agreement also provides that Mr. Edwards would receive an amount equal to two times his annual salary in the event he no longer serves as President and Chief Executive Officer and such termination is by the Company without cause or by Mr. Edwards if there has occurred a material change in his duties, a reduction in his compensation or a "change in control" (as defined below) of the Company. Under such circumstances, Mr. Edwards would also receive payments under his severance agreement described below.

        The Company has severance agreements with its executive officers. Severance agreements currently in effect are with Messrs. Edwards, Doll, Ferry and Troy. Each of these agreements provides, in essence, that should there be a "change in control" (as defined) and the officer's employment is terminated either (i) involuntarily, without just cause, or (ii) voluntarily, if the officer has determined in good faith that his duties have been altered in a material respect or there has been a reduction in his compensation or employee benefits, then upon termination, the officer would be entitled to receive a severance payment. A "change in control" of the Company is generally defined as
(i) any consolidation or merger of the Company, other than a merger of the Company in which the holders of the Company's common stock immediately prior to the merger have at least seventy-five percent (75%) ownership of the voting capital stock of the surviving corporation immediately after the merger, (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, (iii) the shareholders of the Company approve any plan or proposal for the liquidation or dissolution of the Company, (iv) any person shall become the beneficial owner of thirty percent (30%) or more of the Company's outstanding common stock, or (v) during any period of two consecutive years, individuals who at the beginning of such period constitute the entire Board of Directors shall cease for any reason (except death) to constitute a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

        The sale of the Company's electronics distribution business in January 1999 constituted a "change in control". After the sale of the Company`s electronics distribution business Messrs. Hough's, Weeks' and Resnick's corporate functions were no longer needed, their employment ceased and they received $642,000, $141,000 and $284,000, respectively, under severance agreements entered into in October 1991, September 1993 and January 1997, respectively. Additionally, Messrs. Weeks and Resnick each received a payment of $60,000 in lieu of continued employee benefits under their severance agreements.

        Mr. Edwards' severance agreement entered into in April 1993 provides that if he is terminated under circumstances giving rise to a severance payment, the amount of such payment would be 295% of the "base amount" (generally equivalent to the highest twelve months compensation during such person's last three years prior to termination). In addition, under his severance agreement and employment agreement the Company agrees to pay Mr. Edwards the amount of any excise tax on the payment of any amount which constitutes an "excess parachute payment" under Section 4999 of the Internal Revenue Code of 1986. The severance agreements with Messrs. Doll, Ferry and Troy entered into in April 1990, April 1996 and March 1998, respectively, provide that if they are terminated under circumstances giving rise to a severance payment, the amount of such payment would be the lesser of 150% of their "base amount" and the maximum amount payable that would not constitute an "excess parachute payment." In June 1999, Mr. Doll entered into a second severance agreement having substantially the same terms except the payment calculation would be 145% of the base amount.

        Mr. Graham had a severance agreement entered into in October 1991 pursuant to which he received $950,000 in February 1999 when Mr. Edwards assumed the office of President and Chief Executive Officer. Also, in February 1999, Mr. Graham entered into a three year consulting agreement which provides for annual payments of $250,000. These payments may be accelerated upon the occurrence of a "change in control" event. He receives no other payment for his services to the Company.

        In February 1999, the Company paid Mr. Williams, Bell's former Chairman of the Board, President and Chief Executive Officer approximately $1,723,000 owing him under his deferred compensation agreement ($1,446,000 ) and consulting agreement ($277,000). He was also paid an additional $277,000 in lieu of continued salary as Co-Chairman of the Board. Mr. Williams will receive no further monies for his services to the Company.

        The Company has entered into Indemnity Agreements with all directors and all executive officers of the Company after having received shareholder approval at the Company's 1986 Annual Meeting. The Indemnity Agreements provide for indemnification of directors and officers in cases where indemnification might not otherwise have been available.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Mr. Cost, who is also a member of the Compensation Committee, is the Secretary of the Company. During 1999, he received as compensation for his services as Secretary, in lieu of the annual retainer for being a director, an amount equal to the annual retainer (approximately $40,000). Effective January 1, 2000, he is being paid $15,000 per year for his services as Secretary. In addition, he commenced receiving his retirement benefits of $40,000 per year under the Company's Non-Employee Director's Retirement Plan.

              COMPENSATION STRUCTURE AND COMMITTEE RESPONSIBILITIES

        The Company compensates its executive officers with two basic forms of compensation: cash (salary and incentive bonus) and stock options. The Company's earnings for 1997 and 1998 were not sufficient to warrant the payment of bonuses under the predetermined formula for incentive compensation based upon a minimum return on shareholders' equity, although special bonuses were awarded in 1998 in connection with the sale of two major segments of the Company's business. Further in January and December 1997 and January 1999, executives were awarded stock options under Bell's stock option plans at an exercise price equal to the fair market value for the underlying shares on the date of grant. No options were granted in calendar 1998. Following the Company's $5.70 cash distribution in June 1999 and the $1.30 cash distribution in December 1999, the exercise prices were reduced by the amount of the per share distributions.

        The Company's Compensation Committee currently consists of Messrs. Cost, Craig, Davidson and Rosenberg. The duties of the Committee are to determine the overall compensation policy for the Company's executive officers, including specifically fixing the compensation of the chief executive officer.

        The following report is submitted by the Compensation Committee as it relates to both cash compensation of, and stock options granted to executive officers of the Company. This report is not deemed "filed" with the Securities and Exchange Commission and is therefore not intended to be incorporated by reference in any other document filed by the Company with the Commission.

                      REPORT OF THE COMPENSATION COMMITTEE

        The Company's compensation philosophy is based upon the belief that the Company's success is the result of the coordinated efforts of all employees working towards common objectives. Its executive officer compensation program is composed of base salary, annual incentive cash bonuses and long-term incentive compensation in the form of stock options.

BASE SALARY

        The Committee attempts to set the base salary levels competitively with those paid by others in its Peer Group. In determining salaries, the Committee also takes into account individual experience and performance, past salary history and specific issues particular to the Company.

ANNUAL INCENTIVE BONUS

        Prior to fiscal 1994, cash bonuses were considered annually and awarded generally upon a subjective evaluation of the particular officer's performance for the year and were dependent upon the overall financial achievement of the Company during the year. For example, bonuses usually were not given in years where the Company's growth was nominal. Thereafter, the Committee established an incentive bonus program based upon the return on shareholders' equity and awarded incentive bonuses for those periods in accordance with such programs. For each period, no incentive bonus would be earned unless the Company's earnings exceeded a predetermined percentage minimum return on shareholders' equity as at the beginning of the period. If that minimum return was achieved, each executive officer (including the Chief Executive Officer) earned a bonus based upon the extent to which the Company's actual earnings exceeded the minimum return on shareholders' equity. For the fiscal years ended December 31, 1997 and 1998, the Company's return on shareholder's equity did not equal or exceed the predetermined percentage minimum; and therefore, no bonuses were earned under the formula plan. Although the Company's earnings for 1997 were less than necessary to achieve the minimum return on shareholders' equity previously established, the Committee awarded discretionary cash bonuses to six corporate officers in the aggregate amount of $206,667. The Committee believed that merit bonuses were justified that year due to the effort expended by such officers in connection with the integration of the business of Milgray Electronics which was acquired by the Company in January 1997. For fiscal 1998, certain officers were granted special cash bonuses relating to the sale of the Company's electronics distribution and graphics imaging businesses. Each of these officers was instrumental in completing the sale of these two divisions. For the 1999 fiscal year, the Committee changed the incentive bonus criteria to one based on the Company achieving a percentage of predetermined targeted net income. Under this new program, the Committee awarded a bonus of $225,000 to Mr. Edwards and bonuses aggregating $389,000 to three other executive officers. Additionally, special cash bonuses were awarded for that fiscal year to Messrs. Doll and Troy in recognition of their efforts in resizing the Company after the sale of the electronics distribution and graphics imaging businesses.

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

        The Compensation Committee's current policy is to award significant amounts of stock options to executive officers and other key employees. Exercise prices are established equal to the fair market value of Bell's common stock on the date of grant. Options are usually for a term of five (5) years and become vested over a period of four (4) years dependent upon continued employment. The number of stock options granted to executive officers is based upon an evaluation of the particular officer's deemed ability to influence the long-term growth and profitability of the Company. Stock options were granted to the Company's executive officers in January and December 1997 with exercise prices equal to fair market value at the time of grant. Additionally, Mr. Edwards, Mr. Ferry, Mr. Doll and Mr. Troy were granted stock options covering 300,000; 150,000; 75,000; and 75,000 shares, respectively, in January 1999.


CHIEF EXECUTIVE OFFICER'S COMPENSATION

        On February 1, 1999, Mr. Edwards became President and Chief Executive Officer of the Company. His employment arrangements have been previously described. Salary for the Chief Executive Officer is based upon numerous factors, the most prominent being salaries earned by chief executive officers of comparable companies, the individual's past salary history and the complexity of the Company's business during his term. Mr. Graham had been an Executive Officer of the Company for over ten years and President and Chief Executive Officer from January 1998 to February 1999. For the 1998 fiscal year, Mr. Graham received a base salary of $600,000.

                           Submitted By: John J. Cost (Chairman), Anthony Craig,
                                          Herbert Davidson and Milton Rosenberg.


                               OTHER COMPENSATION

SAVINGS AND PROFIT SHARING PLAN

        The Company established the Bell Industries' Employees' Savings and Profit Sharing Plan (the "PSP") in 1973 under which both employees and the Company may make contributions. The PSP will continue until terminated by the Board of Directors. Employees must contribute at least 1% of their annual compensation to participate in the PSP. The Company's contribution to the PSP is determined by the Board of Directors in its discretion. For the fiscal year ended December 31, 1999, the Company contributed $340,000 to the PSP.

EXECUTIVE DEFERRED INCOME AND PENSION PLAN

        In July 1993, the Company adopted an Executive Deferred Income and Pension Plan (the "EDP"). Under the EDP, each officer and such other highly compensated employees as the Board may designate are eligible to participate. Each participant may elect a percentage (not more than 10%) of his salary that he wishes to defer. Initially, the Company matched the amount of the chosen deferral. Such deferred sums are assigned to employee designated investment options which are funded through Company-owned life insurance policies. In 1999, the Plan was amended to eliminate the Company's matching contribution and fully vested previously unvested Company matching contributions. Effective January 1, 2000, the Plan was amended to reestablish a Company matching contribution in an amount equal to 50% of a participant's chosen deferral. The maximum annual Company matching contribution per participant is limited to the lesser of 50% of the deferred amount or $20,000.

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

DIRECTOR COMPENSATION

        During 1999, directors who were employees (except Mr. Cost) received no additional compensation for serving on the Board of Directors. Non-employee directors (including Mr. Cost) received an annual retainer of $40,000, plus $1,000 for each attendance at a meeting of the Board or a committee thereof which does not immediately precede or follow a meeting of the Board. In June 1999, the Board eliminated the annual retainer for directors effective January 1, 2000, except in the case of Mr. Craig who will receive an annual retainer of $25,000. The Company had a directors' retirement plan for non-employee directors. Under the plan, directors having served at least ten years as a director after reaching the age of 65 are entitled to receive an annual retirement benefit of $40,000. Such payments will be made for the number of years equal to the number of years served as a director or until his or her death; provided, that a surviving spouse is entitled for a period of five years after death to continue to receive the same benefits that such director would have been so entitled to receive. If a director has reached age 60 and ceases to serve as a director at the request of the Company, he will be entitled to the same retirement benefits as if he retired at age 65. In the event of a change in control, a director leaving the Board would be entitled to receive an immediate lump sum payment of the present value of his accrued retirement benefit. In January 1996, the Company terminated the directors' retirement plan except to the extent rights thereunder were vested. The rights of Messrs. Cost and Rosenberg (each a director for over 20 years) were fully vested under the plan; and, commencing January 1, 2000, each began receiving their annual retirement benefit. Messrs. Cost, Craig and Rosenberg are also entitled to receive stock options under the Company's Non-employee Directors' Stock Option Plan. Under the Plan, each non-employee director receives options for 10,000 shares upon his election as a director and an option for 1,000 shares for each year thereafter in which he is reelected. Pursuant to the Plan, Messrs. Cost, Craig and Rosenberg each received options covering 10,000 shares in May 1996 when the Plan was first adopted and options covering 1,000 shares in May 1997, 1998 and February 2000. Mr. Schwarz received options covering 10,000 shares in February 2000.

        Options granted under the Plan are for a term of five years, vest and may be exercised six months from the date of grant and when granted have an exercise price equal to the market price of the Company's common stock on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

        The following table shows the beneficial ownership of the Company's common stock of those executive officers of the Company listed in the "Summary Compensation Table" under Executive Compensation, who are not Board Members, as well as the beneficial ownership of common stock of all Board Members, directors and executive officers of the Company as a group as of April 14, 2000.

                                                                 AMOUNT AND NATURE       PERCENT
NAME OF BENEFICIAL OWNER                                      OF BENEFICIAL OWNERSHIP   OF CLASS
------------------------                                      -----------------------   --------
Russell A. Doll                                                        11,500(2)           (1)
  Senior Vice President                                              (Direct)
  and Chief Financial Officer

Christopher G. Ferry                                                   25,287(3)           (1)
  Senior Vice President                                              (Direct)

Charles S. Troy                                                        21,944(4)           (1)
  Vice President                                                     (Direct)

All directors and executive officers
  as a group (eleven  persons)                                        708,816(5)          7.9%

----------

(1) Less than 1% of the outstanding.

(2) Includes 7,500 shares issuable pursuant to currently exercisable stock options.

(3) Includes 21,960 shares issuable pursuant to currently exercisable stock options.

(4) Includes 21,300 shares issuable pursuant to currently exercisable stock options.

(5) Includes 276,409 shares issuable pursuant to currently exercisable stock options.

PRINCIPAL SECURITY HOLDERS


        As of March 31, 2000, Cede & Co., a nominee of securities depositories for various segments of the financial industry, held approximately 8,474,445 shares representing 91.9% of the Company's outstanding common stock, none of which was owned beneficially by such organization. Based upon reports filed through March 31, 2000 with the Securities and Exchange Commission, the Company believes that only the entity named below beneficially own 5% or more of the Company's common stock:

        NAME AND ADDRESS               AMOUNT AND NATURE             PERCENT
      OF BENEFICIAL OWNER           OF BENEFICIAL OWNERSHIP         OF CLASS
      -------------------           -----------------------         --------
Dimensional Fund Advisors                    625,820                  7.0%
  1299 Ocean Avenue, 11th Floor             (Direct)
  Santa Monica, CA  90401

----------

Comparison of five year cumulative total return:
Bell Industries, Inc., NYSE Market Index and Peer Group index


                              1994      1995        1996      1997      1998       1999
                              ----      ----        ----      ----      ----       -----
Bell Industries, Inc.          100       116         116        89        74        138
Peer Group  (A)                100       168         319       234       158        102
Broad Market (B)               100       130         156       205       245        268

(A) For the period December 31, 1998 through December 31, 1999, assumes $100 invested on December 31, 1994 and dividends reinvested. The Peer Group for this period consists of the following system integration companies:

    Alphanet Solutions, Inc.           Manchester Equipment Company
    Aztec Technology Partners          Microage, Inc.
    CompuCom Systems, Inc.             Micros-to-Mainframes, Inc.
    Inacom Corporation                 Pomeroy Computer Resources

    The new Peer Group reflects the Company's principal business following the sale of its Electronics Distribution Group in January 1999.

    For the period December 31, 1994 through December 31, 1998, assumes $100 invested on December 31, 1994 and dividends reinvested. The Peer Group for this period consists of the following electronics distribution companies:

    Arrow Electronics, Inc.            Kent Electronics Corp.
    Avnet, Inc.                        Marshall Industries
    Bell Microproducts, Inc.           NV-Horizons Electronics
    Jaco Electronics Inc.              Pioneer Standard Electronics

(B) The Broad Market Index chosen was the New York Stock Exchange Market Index.



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

Date: April 27 , 2000
                                            BELL INDUSTRIES, INC.

                                            By /s/ RUSSELL A. DOLL
                                              ----------------------------------
                                              Russell A. Doll
                                              Senior Vice President and
                                                Chief Financial Officer