Form 10-Q
period 2000-03-31
BELL INDUSTRIES INC /NEW/
filed 2000-05-15
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                          Quarter ended March 31, 2000

                         Commission file number 1-11471



                              BELL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)


               California                              95-2039211
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)              Identification No.)


1960 E. Grand Avenue, Suite 560, El Segundo, California                 90245
-------------------------------------------------------              ----------
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


                     YES [X]                  NO [ ]


Indicate the number of shares outstanding of the Registrant's class of common stock, as of May 5, 2000: 8,798,415 shares.

                         Part I - FINANCIAL INFORMATION


Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Income
(Unaudited, in thousands, except per share data)

                                                        Three months ended
                                                              March 31
                                                    ---------------------------
                                                      2000               1999
                                                    --------           --------
Net sales                                           $ 54,927           $ 54,151
                                                    --------           --------

Costs and expenses
    Cost of products sold                             46,729             45,026
    Selling and administrative                         7,774              7,881
    Interest, net                                        (43)               360
                                                    --------           --------
                                                      54,460             53,267
                                                    --------           --------

Income before income taxes                               467                884
Income tax provision                                     185                354
                                                    --------           --------

Net income                                          $    282           $    530
                                                    ========           ========

Share and Per Share Data
BASIC
    Net income                                      $   0.03           $   0.06
                                                    ========           ========
    Weighted average common shares                     9,529              9,556
                                                    ========           ========

DILUTED
    Net income                                      $   0.03           $   0.06
                                                    ========           ========
    Weighted average common shares                     9,631              9,576
                                                    ========           ========


     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

                                                              March 31         December 31
                                                                2000               1999
                                                             ---------         -----------
                                                             Unaudited
ASSETS
Current assets:
    Cash and cash equivalents                                 $  1,612           $  8,550
    Accounts receivable,
        less allowance for doubtful accounts
           of $1,201 and $1,112                                 39,116             33,980
    Inventories                                                 16,245             19,588
    Prepaid expenses and other                                   3,879              4,363
    Real estate held for sale                                      109                109
                                                              --------           --------
        Total current assets                                    60,961             66,590
                                                              --------           --------

Fixed assets, net                                                4,371              4,239
Goodwill                                                         1,595              1,394
Other assets                                                     3,698              3,728
                                                              --------           --------

                                                              $ 70,625           $ 75,951
                                                              ========           ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                          $ 22,535           $ 23,444
    Accrued liabilities and payroll                             15,089             17,660
                                                              --------           --------
        Total current liabilities                               37,624             41,104
                                                              --------           --------

Deferred compensation and other                                  3,990              4,051

Shareholders' equity:
    Preferred stock
        Authorized - 1,000,000 shares
        Outstanding - none
    Common stock
        Authorized - 35,000,000 shares
        Outstanding - 8,982,715 and 9,608,315 shares            33,683             35,750
    Accumulated deficit                                         (4,672)            (4,954)
                                                              --------           --------
        Total shareholders' equity                              29,011             30,796
Commitments and contingencies
                                                              --------           --------
                                                              $ 70,625           $ 75,951
                                                              ========           ========


     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(Unaudited, in thousands)

                                                                   Three months ended
                                                                        March 31
                                                              -----------------------------
                                                                 2000                1999
                                                              ---------           ---------
Cash flows from operating activities:
    Net income                                                $     282           $     530
    Depreciation and amortization                                   389                 371
    Provision for losses on accounts receivable                      42                  49
    Changes in assets and liabilities                            (5,102)            (11,058)
                                                              ---------           ---------

        Net cash used in operating activities                    (4,389)            (10,108)
                                                              ---------           ---------
Cash flows from investing activities:
    Proceeds received on note receivable                            165
    Net proceeds from sale of business                                              161,799
    Net proceeds from sale of real estate                                             2,220
    Purchase of fixed assets                                       (427)               (484)
    Contingent purchase consideration                              (220)
                                                              ---------           ---------
        Net cash provided by (used in)
          investing activities                                     (482)            163,535
                                                              ---------           ---------
Cash flows from financing activities:
    Repayment of bank borrowings                                                   (109,000)
    Employee stock plans and other                                  216                 736
    Purchases of company's common stock                          (2,283)
                                                              ---------           ---------
        Net cash used in financing activities                    (2,067)           (108,264)
                                                              ---------           ---------
Net increase (decrease) in cash and cash equivalents             (6,938)             45,163
Cash and cash equivalents at beginning of period                  8,550               6,699
                                                              ---------           ---------
Cash and cash equivalents at end of period                    $   1,612           $  51,862
                                                              =========           =========
Changes in assets and liabilities:
    Accounts receivable                                       $  (5,225)          $  (4,332)
    Inventories                                                   3,343               1,289
    Accounts payable                                               (909)               (866)
    Accrued liabilities and other                                (2,311)             (7,149)
                                                              ---------           ---------
        Net change                                            $  (5,102)          $ (11,058)
                                                              =========           =========
Supplemental cash flow information:
    Interest paid                                             $      21           $   1,652
    Income taxes paid                                         $     558           $     128


     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Notes to Consolidated Financial Statements


Accounting Principles

The accompanying consolidated financial statements for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Per Share Data

Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants.

Stock Repurchase Program

In February 2000, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of the Company's outstanding common stock during 2000. The common stock may be repurchased in the open market at varying prices depending on market conditions and other factors. During the quarter ended March 31, 2000, the Company repurchased 625,600 shares at an average price of $3.65 per share.

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

Results of operations by business segment were as follows (in thousands):

                                                Three months ended
                                                      March 31
                                            ---------------------------
                                              2000               1999
                                            --------           --------
Net sales
    Systems Integration                     $ 40,704           $ 38,705
    Recreational Products                     11,888             11,104
    Electronics Manufacturing                  2,335              4,342
                                            --------           --------
                                            $ 54,927           $ 54,151
                                            ========           ========
Operating income
    Systems Integration                     $    117           $  1,247
    Recreational Products                        438                545
    Electronics Manufacturing                    581                376
    Corporate costs                             (712)              (924)
                                            --------           --------
                                                 424              1,244
Interest, net                                     43               (360)
Income tax provision                            (185)              (354)
                                            --------           --------

Net income                                  $    282           $    530
                                            ========           ========

Net sales for the first quarter increased 1.4% to $54.9 million from $54.2 million in 1999 as operating income decreased to $424,000 from $1.2 million in 1999. Operating results for 2000 were impacted principally by client procurement delays associated with the Y2K transitional issue as well as continued pressure on product margins in the Company's Systems Integration Group ("SIG"). Corporate costs declined 23% to $712,000 from $924,000 in the previous year. Corporate costs in 1999 reflected only the initial effects of the Company's resizing program following the sale of its electronics distribution business in January 1999. In addition, the Company recorded net interest income of $43,000 in 2000 compared with net interest expense of $360,000 in the first quarter last year as the Company retired its outstanding debt during January 1999 with the proceeds from the sale of that business.

Sales of the Systems Integration Group increased 5.2% to $40.7 million as operating income decreased to $117,000 from $1.2 million in the prior year. These results were impacted by the continuing effects of the Y2K issue and downward pressure on product margins.

Recreational Product Group sales for the first quarter increased 7% to $11.9 million as operating income decreased 20% to $438,000. Warmer winter weather conditions adversely impacted snowmobile product sales and overall profitability during the quarter.

Electronics manufacturing sales were $2.3 million compared with $4.3 million in the 1999 period, which included approximately $2.4 million of sales from a business that was sold in the third quarter of 1999. Operating income increased to $581,000 from $376,000 in the prior year, which included operating income of $57,000 from the sold business. The results in this business group reflect generally strong demand for electronic components throughout the current year period.

As a percentage of sales, cost of products sold for 2000 increased to 85.1% from 83.1% in the comparable quarter of 1999. Higher cost of products sold, as a percentage of sales, reflects competitive product pricing pressures particularly within the Company's Systems Integration Group. Selling and administrative expenses, as a percentage of sales, decreased to 14.2% from 14.6% in the prior year primarily due to the benefits of the Company's Corporate resizing programs and general sales increases in each business segment. In 2000, the Company's income tax rate was 39.5% compared with 40.0% in the prior year period.

Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

                                                March 31       December 31
                                                  2000             1999
                                                --------       -----------
Cash and cash equivalents                       $ 1,612          $ 8,550
Working capital                                 $23,337          $25,486
Current ratio                                     1.6:1            1.6:1
Shareholders' equity per share                  $  3.23          $  3.20
Days' sales in receivables                           65               64
Days' sales in inventories                           32               30

Net cash used in operating activities was $4.4 million in the first quarter of 2000, compared to cash used in operating activities of $10.1 million for the comparable period in 1999. In 2000, operating cash flows were utilized to pay certain costs associated with discontinued operations and to provide for increased working capital investment. Additionally, the Company repurchased stock in the aggregate amount of $2.3 million and funded capital additions of $427,000 during the quarter. Cash flows in 1999 included the net proceeds from the sale of EDG of $161.8 million which were partially utilized to payoff the Company's outstanding line of credit of $109 million. Also impacting 1999 cash flows were $2.2 million of net proceeds from the sale of real estate.

The Company believes that sufficient cash resources exist to support requirements for its operations and commitments through available cash, bank borrowings and cash generated from operations. The Company has a line of credit in the amount of $20 million to finance its working capital needs to operate and grow its businesses. Management believes that it has access to additional financing as required.

In 1997, the Company initiated a project to ensure all its business systems as well as non-informational systems, such as HVAC systems, building security, elevators, phone systems and other related systems were Year 2000 compliant. The Year 2000 project encompassed three major phases: Inventory - taking stock of the various applications and systems in use by the Company; Assessment - analyzing the exposure of Year 2000 issues in the various applications and systems; and Renovation - taking action to correct Year 2000 deficiencies noted in the assessment phases. The Company achieved Year 2000 compliance by converting certain of its business systems to Year 2000 hardware and software platforms and by reprogramming other business systems. As a contingency plan, the company completed the reprogramming of significant existing business systems for Year 2000 compliance in the event that new business systems were not operational by

2000. In addition, the Company identified, prioritized and communicated, to the extent practicable, with its material suppliers and third party providers ("Material Third Parties") to determine their Year 2000 status and any probable impact on Bell. Following the Year 2000 transition, the Company has not experienced any known disruption to its business as a result of Year 2000 non-compliance by it or its Material Third Parties. Bell will continue to evaluate the nature of these risks throughout Year 2000. The estimated cost of Bell's Year 2000 programs have not been material to the Company's financial position or results of operations. Although Bell's business systems were Year 2000 compliant by December 31, 1999, the Company makes no assurances regarding the Year 2000 compliance of third party systems.

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

                                    BELL INDUSTRIES, INC.

                                    By:

DATE:          May 12, 2000         /s/ Tracy A. Edwards
-----          ------------         --------------------------------------------
                                    Tracy A. Edwards,
                                    President and
                                    Chief Executive Officer



DATE:          May 12, 2000         /s/ Russell A. Doll
-----          ------------         --------------------------------------------
                                    Russell A. Doll,
                                    Senior Vice President and
                                    Chief Financial Officer