Form 10-Q
period 2000-06-30
BELL INDUSTRIES INC /NEW/
filed 2000-08-11
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                           Quarter ended June 30, 2000

                         Commission file number 1-11471



                              BELL INDUSTRIES, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


                   California                              95-2039211
                   ----------                              ----------
          (State or other jurisdiction                  (I.R.S. Employer
        of incorporation or organization)              Identification No.)


1960 E. Grand Avenue, Suite 560, El Segundo, California          90245
-------------------------------------------------------          -----
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


                      YES [X]       NO [ ]


Indicate the number of shares outstanding of the Registrant's class of common stock, as of August 11, 2000: 8,748,415 shares.

                                 Part I - FINANCIAL INFORMATION


Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Income
(Unaudited, in thousands, except per share data)

                                        Three months ended              Six months ended
                                             June 30                        June 30
                                    -------------------------       -------------------------
                                       2000           1999            2000            1999
                                       ----           ----            ----            ----
Net sales                           $  61,064       $  60,781       $ 115,991       $ 114,932
                                    ---------       ---------       ---------       ---------
Costs and expenses
    Cost of sales                      51,327          49,460          98,054          94,486
    Selling and administrative          8,611           8,179          16,387          16,060
    Interest, net                         (21)           (418)            (64)            (58)
    Special items, net                   (437)                           (437)
                                    ---------       ---------       ---------       ---------
                                       59,480          57,221         113,940         110,488
                                    ---------       ---------       ---------       ---------
Income before income taxes              1,584           3,560           2,051           4,444
Income tax provision                      626           1,423             811           1,777
                                    ---------       ---------       ---------       ---------
Net income                          $     958       $   2,137       $   1,240       $   2,667
                                    =========       =========       =========       =========
Share and Per Share Data
BASIC
    Net income                      $    0.11       $    0.22       $    0.13       $    0.28
                                    =========       =========       =========       =========
    Weighted average common
        shares                          8,860           9,608           9,195           9,582
                                    =========       =========       =========       =========
DILUTED
    Net income                      $    0.11       $    0.22       $    0.13       $    0.28
                                    =========       =========       =========       =========
    Weighted average common
        shares                          8,860           9,624           9,245           9,600
                                    =========       =========       =========       =========


     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

                                                           June 30      December 31
                                                            2000           1999
                                                          --------       --------
ASSETS                                                    Unaudited
Current assets:
    Cash and cash equivalents                             $ 11,713       $  8,550
    Accounts receivable,
        less allowance for doubtful accounts
           of $1,170 and $1,112                             32,994         33,980
    Inventories                                             15,168         19,588
    Prepaid expenses and other                               3,451          4,363
    Real estate held for sale                                                 109
                                                          --------       --------
        Total current assets                                63,326         66,590
                                                          --------       --------

Fixed assets, net                                            4,216          4,239
Goodwill                                                     1,573          1,394
Other assets                                                 3,336          3,728
                                                          --------       --------

                                                          $ 72,451       $ 75,951
                                                          ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $ 23,532       $ 23,444
    Accrued liabilities and payroll                         15,683         17,660
                                                          --------       --------
        Total current liabilities                           39,215         41,104
                                                          --------       --------

Deferred compensation and other                              3,811          4,051

Shareholders' equity:
    Preferred stock
        Authorized - 1,000,000 shares
        Outstanding - none
    Common stock
        Authorized - 35,000,000 shares
        Outstanding - 8,798,415 and 9,608,315 shares        33,139         35,750
    Accumulated deficit                                     (3,714)        (4,954)
                                                          --------       --------
        Total shareholders' equity                          29,425         30,796
Commitments and contingencies
                                                          --------       --------
                                                          $ 72,451       $ 75,951
                                                          ========       ========



     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(Unaudited, in thousands)

(In thousands)
                                                               Six months ended
                                                                    June 30
                                                           ------------------------
                                                               2000           1999
                                                               ----           ----

Cash flows from operating activities:
    Net income                                            $   1,240       $   2,667
    Depreciation and amortization                               773             771
    Provision for losses on accounts receivable                  84             110
    Gain on sale of real estate                              (2,842)
    Changes in assets and liabilities                         4,347         (22,297)
                                                          ---------       ---------
           Net cash provided by (used in)
               operating activities                           3,602         (18,749)
                                                          ---------       ---------

Cash flows from investing activities:
    Net proceeds from sale of business                                      176,692
    Proceeds received on note receivable                        307
    Net proceeds from sale of real estate                     2,951           3,231
    Purchases of fixed assets and other                      (1,087)           (995)
                                                          ---------       ---------
           Net cash provided by
            investing activities                              2,171         178,928
                                                          ---------       ---------

Cash flows from financing activities:
    Repayment of bank borrowings, net                                       (109,000)
    Cash distribution to shareholders                                        (54,767)
    Purchases of common stock                                (2,826)
    Employee stock plans and other                              216             734
                                                          ---------       ---------
           Net cash used in financing activities             (2,610)       (163,033)
                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents          3,163          (2,854)
Cash and cash equivalents at beginning of period              8,550           6,699
                                                          ---------       ---------

Cash and cash equivalents at end of period                $  11,713       $   3,845
                                                          =========       =========

Changes in assets and liabilities:
    Accounts receivable                                   $     928       $ (12,382)
    Inventories                                               4,420           1,063
    Accounts payable                                             88          (1,145)
    Accrued liabilities and other                            (1,089)         (9,833)
                                                          ---------       ---------
           Net change                                     $   4,347       $ (22,297)
                                                          =========       =========

Supplemental cash flow information:
    Interest paid                                         $      26       $   1,659
    Income taxes paid                                     $   1,682       $     431






     See accompanying Notes to Condensed Consolidated Financial Statements.

                                       -4-
Bell Industries, Inc.
Notes to Consolidated Financial Statements


Accounting Principles

The accompanying consolidated financial statements for the three and six month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to guidelines of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Per Share Data

Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants.

Special Items

During the quarter ended June 30, 2000, the Company recorded special pre-tax charges totaling $2.4 million. The charges consisted of $1.8 million of costs associated with the realignment of the Company's Midwest operations of its Systems Integration business and $600,000 of costs incurred to date associated with a corporate identity program which includes new marketing initiatives for branding and sales development. Components of the Midwest realignment charge included separation costs, asset write-downs and other exit costs related to the consolidation of facilities, logistics, and sales and service operations. Additionally, the Company recorded a pre-tax gain of approximately $2.8 million from the disposition of a real estate asset related to a previously disposed business. This sale represents the final property disposition in connection with a formal plan approved by the Company's Board of Directors in 1998. Under the plan, the Company disposed of six properties with an aggregate book value of $12.0 million. Total net proceeds from these sales were approximately $16.3 million.

Stock Repurchase Program

In February 2000, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of the Company's outstanding common stock during 2000. The common stock may be repurchased in the open market at varying prices depending on market conditions and other factors. During the six months ended June 30, 2000, the Company repurchased 809,900 shares at an average price of $3.49 per share.

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

Results of operations by business segment for the three months and six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                      Three months ended              Six months ended
                                            June 30                        June 30
                                   -------------------------       -------------------------
                                      2000           1999             2000          1999
                                      ----           ----             ----          ----
Net sales
    Systems Integration            $  43,226       $  40,535       $  83,930       $  79,240
    Recreational Products             15,088          15,201          26,976          26,305
    Electronics Manufacturing          2,750           5,045           5,085           9,387
                                   ---------       ---------       ---------       ---------
                                   $  61,064       $  60,781       $ 115,991       $ 114,932
                                   =========       =========       =========       =========
Operating income
    Systems Integration            $  (1,365)     $    1,406       $  (1,248)      $   2,653
    Recreational Products                835           1,518           1,273           2,063
    Electronic Manufacturing             683             892           1,264           1,268
    Special items, net                 2,242                           2,242
    Corporate costs                     (832)           (674)         (1,544)         (1,598)
                                   ---------       ---------       ---------       ---------
                                       1,563           3,142           1,987           4,386

Interest, net                             21             418              64              58
Income tax provision                    (626)         (1,423)           (811)         (1,777)
                                   ---------       ---------       ---------       ---------

Net income                         $     958       $   2,137       $   1,240       $   2,667
                                   =========       =========       =========       =========

Net sales for the six months ended June 30, 2000 increased 0.9% to $116.0 million from $114.9 million in 1999, while operating income decreased to $2.0 million from $4.4 million in the comparable 1999 period. For the three months ended June 30, 2000, the Company's net sales increased slightly to $61.1 million from $60.8 million in 1999. Operating income, for the three months ended June 30, 2000, declined to $1.6 million from $3.1 million in the comparable 1999 period.

The operating results for the three and six month periods ended June 30, 2000 include pre-tax charges totaling $2.4 million. The charges consisted of $1.8 million of costs associated with the realignment of the Company's Midwest operations of its Systems Integration business and $600,000 of costs incurred to date for a corporate identity program. The Midwest realignment charge included separation costs, asset write-downs and other exit costs related to the consolidation of facilities, logistics, and sales and service operations. The $1.8 million realignment charge has been included in the operating results of Systems Integration. Additionally, the 2000 operating results include a pre-tax gain of $2.8 million from the disposition of a real estate asset related to a previously disposed business.

Corporate costs for the six months ended June 30, 2000 were relatively unchanged from the previous year. However, corporate costs increased to $832,000 for the three months ended June 30, 2000 compared with $674,000 for the comparable 1999 period. This increase is attributable to generally higher payroll and costs attributable to strategic repositioning and marketing programs.

Systems Integration sales for the six months ended June 30, 2000 increased 5.9% to $83.9 million compared with $79.2 million in 1999. Excluding the $1.8 million special charge that was allocated to this business unit for facilities consolidation and staff relocation costs, operating income for the group was $557,000 for the 2000 period compared with operating income of $2.7 million in 1999. Including the charge, the Group recorded an operating loss of $1.2 million. For the three months ended June 30, 2000, Systems Integration sales increased 6.6% to $43.2 million from $40.5 million in the prior year period. Operating income for the 2000 period, excluding the $1.8 million special charge, was $440,000 compared with operating income of $1.4 million in 1999. Including the $1.8 million charge, Systems Integration recorded an operating loss of $1.4 million for the three months ended June 30, 2000. In addition to the $1.8 million special charge, Systems Integration operating results for 2000 have been affected by softness in demand for certain technology services, as well as sustained pressure on product margins.

Recreational Product Group sales for the six months ended June 30, 2000 increased 2.6% to $27.0 million as operating income decreased 38.2% to $1.3 million. For the three months ended June 30, 2000, Recreational Product Group sales decreased slightly to $15.1 million from $15.2 million in 1999 while operating income declined to $835,000 from $1.5 million in the previous year. The 2000 results have been adversely impacted by warmer winter weather conditions, a shift in the sales mix toward lower margin product lines, and generally higher selling and administrative expenses.

The operating results of the Electronics Manufacturing business for the three and six month periods ended June 30, 1999 include the results of a business sold in July 1999. Sales of the sold business for these periods were $2.9 million and $5.4 million while operating income was $430,000 and $300,000, respectively. Excluding the results of the sold business, sales of the Electronics Manufacturing business for the six months ended June 30, 2000 increased to $5.1 million from $4.0 million in 1999, while operating income increased to $1.3 million from $1.0 million in the prior year. For the three months ended June 30, 2000, sales increased to $2.8 million from $2.1 million in 1999. Operating income for the second quarter of 2000 was $683,000 compared with $462,000 in the 1999 period. The Electronics Manufacturing business has been favorably impacted by generally strong demand for electronics components throughout the current year period.

As a percentage of sales, cost of sales for the six months ended June 30, 2000 increased to 84.5% from 82.2% in 1999. Higher cost of sales, as a percentage of sales, reflects competitive product pricing pressures particularly within the Company's Systems Integration business, and a shift in the sales mix toward lower margin product lines in the Recreational Product business. Selling and administrative expenses, as a percentage of sales, was 14.1% compared with 14.0% the prior year. In the 2000 period, the Company's income tax rate was 39.5% compared with 40.0% in the prior year.

Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

                                                     June 30         December 31
                                                      2000              1999
                                                      ----              ----
Cash and cash equivalents                          $   11,713       $    8,550
Working capital                                    $   24,111       $   25,486
Current ratio                                           1.6:1            1.6:1
Shareholders' equity per share                     $     3.34       $     3.20
Days' sales in receivables                                 52               64
Days' sales in inventories                                28                30

Net cash provided by operating activities was $3.6 million for the six months ended June 30, 2000, compared to cash used in operating activities of $18.7 million for the comparable period in 1999. Cash flows from investing activities included approximately $3.0 million of net proceeds from the sale of a real estate asset. During the six months ended June 30, 2000, cash was utilized to repurchase $2.8 million of company stock and fund certain capital additions. The improvement in operating cash flows reflects changes in working capital including the reduction in accounts receivable and inventories. Cash flows in 1999 included the net proceeds from the sale of EDG of $176.7 million which were partially utilized to payoff the Company's then outstanding line of credit of $109 million. Also impacting 1999 cash flows were $3.2 million of net proceeds from the sale of real estate.

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

                                            BELL INDUSTRIES, INC.

                                       By:

DATE:          August 11, 2000              /s/Tracy A. Edwards
-----          ---------------              -------------------
                                            Tracy A. Edwards,
                                            President and
                                            Chief Executive Officer



DATE:          August 11, 2000              /s/ Russell A. Doll
-----          ---------------              -------------------
                                            Russell A. Doll,
                                            Senior Vice President and
                                            Chief Financial Officer