Form 10-Q
period 2000-09-30
BELL INDUSTRIES INC /NEW/
filed 2000-11-14
CIK 945489

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended September 30, 2000

1-11471
(Commission file number)

BELL INDUSTRIES, INC.
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2039211 (I.R.S. Employer Identification No.)

1960 E. Grand Avenue, Suite 560 El Segundo, California (Address of principal executive offices)	90245-4608 (Zip Code)

(310) 563-2355
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Indicate the number of shares outstanding of the Registrant’s class of common stock, as of November 10, 2000: 8,772,683 shares.

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

BELL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended September 30		Nine months ended September 30

	2000	1999	2000	1999

Net sales	$72,718	$76,586	$188,709	$191,518

Costs and expenses
Cost of sales	62,985	64,730	161,040	159,216
Selling and administrative	8,995	9,210	25,381	25,270
Interest, net	(104)	1	(168)	(57)
Special items, net		(161)	(437)	(161)

	71,876	73,780	185,816	184,268

Income before income taxes	842	2,806	2,893	7,250
Income tax expense	333	1,122	1,144	2,899

Net income	$509	$1,684	$1,749	$4,351

Share and Per Share Data

Basic
Net income	$.06	$.17	$.19	$.45

Weighted average common shares	8,835	9,608	9,075	9,591

Diluted
Net income	$.06	$.17	$.19	$.45

Weighted average common shares	8,836	9,672	9,109	9,624

See accompanying Notes to Condensed Consolidated Financial Statements.

BELL INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	September 30,	December 31,
	2000	1999

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,884	$8,550
Accounts receivable, less allowance for doubtful accounts of $1,160 and $1,112	39,604	33,980
Inventories	14,133	19,588
Prepaid expenses and other	2,946	4,363
Real estate held for sale		109

Total current assets	63,567	66,590

Fixed assets, net	4,132	4,239
Goodwill	1,557	1,394
Other assets	3,310	3,728

	$72,566	$75,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,302	$23,444
Accrued liabilities and payroll	14,696	17,660

Total current liabilities	38,998	41,104

Deferred compensation and other	3,701	4,051

Shareholders’ equity:
Preferred stock Authorized—1,000,000 shares Outstanding—none
Common stock Authorized—35,000,000 shares Outstanding—8,772,683 and 9,608,315 shares	33,072	35,750
Accumulated deficit	(3,205)	(4,954)

Total shareholders’ equity	29,867	30,796
Commitments and contingencies

	$72,566	$75,951

See accompanying Notes to Condensed Consolidated Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30,

	2000	1999

Cash flows from operating activities:
Net income	$1,749	$4,351
Depreciation and amortization	1,170	1,190
Provision for losses on accounts receivable	124	377
Gain on sale of real estate	(2,842)	(616)
Loss on sale of businesses		455
Changes in assets and liabilities, net of disposals	(1,152)	(25,962)

Net cash used in operating activities	(951)	(20,205)

Cash flows from investing activities:
Net proceeds from sale of businesses		178,692
Proceeds received on note receivable	392
Purchases of fixed assets and other	(1,380)	(1,786)
Net proceeds from sale of real estate	2,951	10,744

Net cash provided by investing activities	1,963	187,650

Cash flows from financing activities:
Repayment of bank borrowings, net		(109,000)
Cash distribution to shareholders		(54,767)
Purchases of common stock	(2,946)
Employee stock plans and other	268	732

Net cash used in financing activities	(2,678)	(163,035)

Net increase (decrease) in cash and cash equivalents	(1,666)	4,410
Cash and cash equivalents at beginning of period	8,550	6,699

Cash and cash equivalents at end of period	$6,884	$11,109

Changes in assets and liabilities, net of disposals:
Accounts receivable	$(5,672)	$(16,757)
Inventories	5,455	3,190
Accounts payable	858	(1,569)
Accrued liabilities and other	(1,793)	(10,826)

Net change	$(1,152)	$(25,962)

Supplemental cash flow information:
Interest paid	$26	$729
Income taxes paid	1,925	344

Non-cash investing and financing activities:
Note received on sale of business		1,000

See accompanying Notes to Condensed Consolidated Financial Statements.

BELL INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Policies

             The accompanying consolidated financial statements for the three and nine months ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

             Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the “SEC”). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 1999.

Per Share Data

             Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants.

Special Items

             During the second quarter ended June 30, 2000, the Company recorded special pre-tax charges totaling $2.4 million. The charges consisted of $1.8 million for costs associated with the realignment of the Company’s Midwest Operations of its Systems Integration business and $600,000 for costs associated with a corporate identity program which includes new marketing initiatives for branding and sales development. Components of the Midwest realignment charge included separation costs, asset write-downs and other exit costs related to the consolidation of facilities, logistics, and sales and service operations. Additionally, the Company recorded a pre-tax gain of approximately $2.8 million from the disposition of a real estate asset related to a previously disposed business. This sale represented the final property disposition in connection with a formal plan approved by the Company’s Board of Directo rs in 1998. Under the plan, the Company disposed of six properties with an aggregate book value of $12.0 million. Total net proceeds from these sales were approximately $16.3 million.

             Operating results for the three and nine month periods ended September 30, 1999 include a pretax loss of $455,000 from the sale of substantially all of the assets and liabilities of an electronics manufacturing business in July 1999. Additionally, the Company recorded a pretax gain of $616,000 on the disposition of certain real estate assets.

Stock Repurchase Program

             In February 2000, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of the Company’s outstanding common stock during 2000. The common stock may be repurchased in the open market at varying prices depending on market conditions and other factors. During the nine months ended September 30, 2000, the Company repurchased 859,900 shares at an average price of $3.43 per share.

Sale of Electronics Distribution Group

             On January 29, 1999, the Company sold substantially all of the assets of its Electronics Distribution Group (“EDG”) for approximately $177 million in cash and the assumption of substantially all of the liabilities of EDG.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

             This analysis contains forward looking comments which are based on current trends. Actual results in the future may differ materially.

             Results of operations by business segment for the three months and nine months ended September 30, 2000 and 1999 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2000	1999	2000	1999

Net sales
Systems Integration	$55,320	$60,864	$139,250	$140,104
Recreational Products	13,018	13,067	39,994	39,372
Electronics Manufacturing	4,380	2,655	9,465	12,042

	$72,718	$76,586	$188,709	$191,518

Operating income
Systems Integration(1)	$451	$2,165	$(797)	$4,818
Recreational Products	255	702	1,528	2,765
Electronics Manufacturing(2)	1,097	91	2,361	1,359
Special items(1)(2)		616	2,242	616
Corporate costs(3)	(1,065)	(767)	(2,609)	(2,365)

	738	2,807	2,725	7,193
Interest, net	104	(1)	168	57
Income tax expense	(333)	(1,122)	(1,144)	(2,899)

Net income	$509	$1,684	$1,749	$4,351

______________

     (1)   Operating results for the nine month period ended September 30, 2000 include pre-tax charges of $2,405,000 for facilities consolidation and staff relocation costs, asset write-downs and a corporate identity program. Approximately, $1,805,000 of the charge has been included in the operating results of Systems Integration. Additionally, the 2000 operating results include a pre-tax gain of $2,842,000 from the disposition of a real estate asset.

     (2)   Operating results for the three and nine month periods ended September 30, 1999 include a pretax loss of approximately $455,000 on the disposition of an electronics manufacturing division and a pretax gain of $616,000 on the disposition of certain real estate assets.

     (3)   Corporate costs for the three and nine month periods ended September 30, 2000 include $490,000 of costs associated with the Company’s strategic planning and realignment initiatives.

             Net sales for the nine months ended September 30, 2000 decreased 1.5% to $188.7 million from $191.5 million in 1999, while net income declined to $1.7 million from $4.4 million in the prior year period. For the three months ended September 30, 2000, net sales decreased 5.1% to $72.7 million from $76.6 million in the 1999 period. Net income, for the three months ended September 30, 2000, declined to $509,000 from $1.7 million in the prior year third quarter.

             The operating results for the nine month period ended September 30, 2000 include pre-tax charges totaling $2.4 million. The charges consisted of $1.8 million of costs associated with the realignment of the Company’s Midwest operations of its Systems Integration business and $600,000 for costs associated with a corporate identity program. The Midwest realignment charge included separation costs, asset write-downs and other exit costs related to the consolidation of facilities, logistics, and sales and service operations. The $1.8 million realignment charge has been included in the operating results of Systems Integration.

             Additionally, the 2000 operating results include a pre-tax gain of $2.8 million from the disposition of a real estate asset related to a previously disposed business. Furthermore, operating results for the three and nine month periods ended September 30, 2000 include $490,000 of costs associated with the Company’s strategic planning and realignment initiatives.

             In addition to the special items noted above, operating results have been negatively impacted by degradation in product gross margins and decreased demand for certain technology services in the Company’s Systems Integration business.

             In the third quarter of 1999, the Company recorded a pretax loss of $455,000 on the disposition of an electronics manufacturing business, and a pretax gain of $616,000 on the sale of certain real estate assets.

             Systems Integration sales for the nine months ended September 30, 2000 decreased slightly to $139.3 million from $140.1 million in 1999. Excluding the $1.8 million special charge that was allocated to this business unit for facilities consolidation and staff relocation, operating income for the group was $1.0 million for the 2000 period compared to $4.8 million in 1999. Including the charge, the Systems Integration Group recorded an operating loss of $797,000 in 2000. For the three months ended September 30, 2000, sales decreased 9.1% to $55.3 million from $60.9 million in 1999. The 1999 sales results include a single shipment of approximately $10 million to a customer that did not recur in 2000. Operating income for the three months ended September 30, 2000 was $451,000 compared with $2.2 million in the 1999 period. The results for 2000 have been affected by softness in demand for certain technology se rvices, as well as sustained downward pressure on product margins.

             Recreational Products Group sales for the nine months ended September 30, 2000 increased slightly to $40.0 million from $39.4 million in 1999 as operating income declined to $1.5 million from $2.8 million in the prior year period. For the three months ended September 30, 2000, sales were relatively flat at $13.0 million compared with $13.1 in 1999. In the 2000 period, operating income of the business unit declined to $255,000 from $702,000 in the prior year. The 2000 results have continued to be adversely affected by warmer weather conditions that have resulted in a reduction in the shipment of snow related products, a shift in the sales mix toward lower margin product lines; and generally higher selling and administrative expenses. Additionally, higher fuel costs have impacted recreational vehicle product sales and resulted in higher delivery expenses.

             The operating results of the Electronics Manufacturing business for the three and nine month periods ended September 30, 1999 include the results of a business sold in July 1999. Sales of the sold business for the three and nine month periods ended September 30, 1999 were $700,000 and $6.1 million, respectively. The operating results of the sold business for these periods, including a $455,000 loss recognized from the sale, were losses of approximately $325,000 and $25,000, respectively. Excluding the results of the sold business, sales of the Electronics Manufacturing business for the nine months ended September 30, 2000 increased to $9.5 million from $5.9 million in 1999, while operating income increased to $2.4 million from $1.4 million in 1999. For the three months ended September 30, 2000, sales increased to $4.4 million from $2.0 million in the 1999 third quarter, while operating income increased to $1.1 million from $416,000 in 1999. The Electronics Manufacturing business has continued to be favorably impacted by generally strong demand for electronic components throughout the current year period.

             As a percentage of sales, cost of sales for the nine months ended September 30, 2000 increased to 85.3% from 83.1%, while selling and administrative expenses, as a percent of sales, increased slightly to 13.4% from 13.2%. Operating expenses in the 2000 period include costs associated with the Company’s strategic planning and realignment initiatives. In 2000, the Company recorded a 39.5% tax provision compared with 40% for the comparable 1999 period.

             Selected financial position data is set forth in the following table (dollars in thousands, except per share amounts):

	September 30, 2000	December 31, 1999

Cash and cash equivalents	$6,884	$8,550
Working capital	$24,569	$25,486
Current ratio	1.6:1	1.6:1
Shareholders’ equity per share	$3.40	$3.20
Days’ sales in receivables	57	64
Days’ sales in inventories	24	30

             Net cash used by operating activities was $951,000 for the nine months ended September 30, 2000, compared to cash used in operating activities of $20.2 million for the comparable period in 1999. In 1999, cash was used to pay costs associated with the sale of EDG. In 2000, cash flows from investing activities included approximately $3.0 million of net proceeds from the sale of a real estate asset. During the nine months ended September 30, 2000, cash was utilized to repurchase $2.9 million of company stock and fund certain capital additions. Cash flows in 1999 included the net proceeds from the sale of EDG of $178.7 million which were partially utilized to payoff the Company’s then outstanding line of credit of $109 million and fund $54.8 million of distributions to shareholders. Also impacting 1999 cash flows were $10.7 million of net proceeds from the sale of real estate.

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

PART II. OTHER INFORMATION

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

BELL INDUSTRIES, INC.
Date: November 13, 2000	By:	/s/Tracy A. Edwards

Tracy A. Edwards, President and Chief Executive Officer

Date: November 13, 2000	By:	/s/Russell A. Doll

Russell A. Doll, Senior Vice President Chief Financial Officer