Form 10-K
period 2000-12-31
BELL INDUSTRIES INC /NEW/
filed 2001-03-29
CIK 945489

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

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                         COMMISSION FILE NUMBER 1-11471

                                  [BELL LOGO]

                 CALIFORNIA                                     95-2039211
        (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

             1960 E. GRAND AVE.
                  SUITE 560
           EL SEGUNDO, CALIFORNIA                                  90245
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

                               NOT APPLICABLE [X]

     As of March 15, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $24,072,188.

     As of March 15, 2001, the number of shares outstanding of the Registrant's class of common stock was: 8,838,806.

                       DOCUMENT INCORPORATED BY REFERENCE

                                     NONE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Bell Industries, Inc.'s ("Bell" or the "Company") operations include computer systems integration; distribution of aftermarket products for recreational vehicles, motorcycles, snowmobiles and powerboats; and specialty electronics manufacturing. Bell employed approximately 670 people at December 31, 2000.

SYSTEMS INTEGRATION

     The systems integration business, Bell Tech.logix ("BTL" or "Systems Integration"), (2000 sales of $188.9 million) is a provider of integrated technology solutions for middle market organizations in the Midwestern and Eastern United States. BTL is headquartered in Indiana and has offices and service facilities throughout the Midwest and Atlantic regions.

     BTL's consulting services focus on the design and management of wide scale technology infrastructure solutions. BTL's total life cycle solutions consist of systems integration, product logistics, project management, educational services, distributed technology support, and technical maintenance. BTL meets customers' needs by combining a comprehensive offering of value-added services with its expertise in sourcing and distributing microcomputers, network products, computer peripherals, and software.

     BTL's suppliers include: Compaq, IBM, Hewlett-Packard and Sun Microsystems for personal computers and servers; Microsoft, Lotus, and Novell for software; and Cisco, Citrix, 3Com, Nortel Networks, Tangram, and Veritas for network-related products. BTL has over 5,000 customers, with three customers (all Fortune 500 companies) accounting for approximately 35% of 2000 BTL revenues.

     Although there are no dominant competitors in BTL's market due to fragmentation of the industry, BTL competes with companies such as CompuCom Systems, Pomeroy Computer Resources, and Sarcom, as well as a number of smaller regional firms in specialized services. Some of the larger competitors may have greater financial and marketing resources than BTL.

RECREATIONAL PRODUCTS

     The Recreational Products Group ("RPG") (2000 sales of $49.8 million) is a distributor of replacement parts and accessories for recreational and other leisure-time vehicles. RPG supplies these products in the upper Midwestern United States to service departments of dealers and retail stores selling recreational vehicles, mobile homes, snowmobiles, motorcycles, ATV's and marine products. RPG also sells to independent repair facilities. RPG operates distribution and administration facilities in Germantown, Wisconsin; St. Paul, Minnesota; and Grand Rapids, Michigan, and maintains a sales office in Brainerd, Minnesota.

     RPG supplies more than 9,000 recreational vehicle-related products, as well as over 9,500 marine items, 10,000 motorcycle and ATV items, and 7,000 snowmobile items. Major product lines distributed by RPG include Dunlop tires (motorcycle tires), Carefree of Colorado (awnings for RV's and campers), Reese Products (trailer hitches for all types of vehicles), La Trak Corp. (clothing apparel for cycling), and Johnson Fishing, Inc. (trolling Motors). RPG has over 4,800 customers, none of which accounts for over 5% of its annual sales.

     RPG has significant market share in the distribution of recreational vehicle replacement parts and accessories in the upper Midwestern United States. Management believes RPG is the only distributor in this region to serve the full range of recreational vehicle markets.

     RPG faces significant competition from national and regional distributors of after-market products for mobile homes, recreational vehicles, motorcycles, snowmobiles, and marine products.

ELECTRONICS MANUFACTURING

     The J.W. Miller Division ("JWM") of Bell, located in Gardena, California (2000 sales of $13.1 million), manufactures and distributes over 5,000 different radio frequency ("RF") standard and surface mount magnetic products. JWM's RF magnetic products include inductors, coils and chokes, among others. These products are used extensively in all types of circuitry found in electronic applications including computer, medical and telecommunications equipment.

     JWM's products are sold through national and regional distributors directly and manufacturer's representatives located throughout North America. JWM has a large and diverse customer base, with its five largest customers representing 56% of its total sales. Approximately 21% of JWM sales are to a single customer for resale to the end-user. Substantially all of JWM's sales are derived from customers located in North America.

SOLD BUSINESSES

  Precision Metalcraft Division

     In July 1999, Bell completed the sale of its Precision Metalcraft Division ("PMD") to a privately-held company. During 1999, PMD had sales of $6.1 million. PMD, located in Mountain View, California, manufactured high quality, precision metal stamped parts. Its products were sold to original equipment manufacturers and contract manufacturers in a variety of industries including electronic components, computers and related peripheral equipment.

  Electronics Distribution

     In January 1999, Bell completed the sale of its Electronics Distribution Group ("EDG") to Arrow Electronics, Inc. During 1998, EDG had sales of $470 million. Under Bell's ownership, EDG sold electronic components to approximately 10,000 customers in North America, including: semiconductors, passive components, connectors, and board-level products. EDG also provided various value-added services. EDG was based in El Segundo, California and marketed electronic components from more than 30 sales facilities located throughout the United States and Canada to a broad base of customers and markets.

  Graphics Imaging

     In September 1998, Bell completed the sale of its Graphics Imaging Group ("Graphics") to PrimeSource Corporation. During 1998, Graphics had sales of $100 million. Graphics distributed graphics and electronic imaging supplies and equipment throughout the upper Midwest and Western United States to the advertising and printing industries.

ITEM 2. PROPERTIES

     At December 31, 2000, the Company leased 17 facilities, containing approximately 328,000 square feet and owned one facility, containing approximately 20,000 square feet. The facilities utilized by each of the Company's business segments are set forth in the following table:

                                                  AREA IN SQUARE FEET
                                                 (NUMBER OF LOCATIONS)
                                            --------------------------------
                                               OWNED              LEASED
                                            ------------      --------------
Systems Integration.......................                    113,000   (12)
Recreational Products.....................                    212,000    (4)
Electronics Manufacturing.................  20,000   (1)
Corporate.................................                      3,000    (1)
                                            ------   ---      -------   ----
                                            20,000   (1)      328,000   (17)
                                            ======   ===      =======   ====

     For the most part, the Company's facilities are fully utilized, although excess capacity exists from time to time, based on product mix and demand. Management believes that these properties are in good condition and suitable for their present use.

     During 2000, the Company recorded a pretax gain of $2.8 million from the disposition of a real estate asset related to a previously disposed business. This sale represented the final property disposition in connection with a formal plan approved by the Company's Board of Directors in 1998. Under the plan, the Company disposed of six properties with an aggregate book value of approximately $12.0 million. Total net proceeds from these sales were approximately $16.3 million.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in litigation which is incidental to its current and discontinued businesses. The resolution of this litigation is not expected to have a material effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Meeting of Shareholders of Bell Industries was held on May 19, 2000 to vote on:

     The election of directors to hold office until the next Annual Meeting of Shareholders. The following directors were elected: John J. Cost, Tracy A. Edwards, Mark E. Schwarz, L. James Lawson and Michael R. Parks.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The Executive Officers of the Registrant are as follows:

                                                                                 YEAR FIRST
            NAME              AGE                   POSITION                   NAMED OFFICER
            ----              ---                   --------                   --------------
Tracy A. Edwards              44    President and Chief Executive Officer(1)       1991
Russell A. Doll               39    Senior Vice President and Chief Financial      1998
                                    Officer(2)
Christopher G. Ferry          42    Senior Vice President(3)                       1999
Charles S. Troy               57    Vice President(4)                              1997

---------------
(1) Mr. Edwards was appointed President and Chief Executive Officer in February 1999. From January 1998 to February 1999, he served as Executive Vice President -- Finance and Operations, and Chief Financial Officer. Prior to January 1998, Mr. Edwards was Vice President and Chief Financial Officer. He also serves as Chairman of the Board of Directors.

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

(3) Mr. Ferry was appointed Senior Vice President in February 1999. For the five years prior to that date, he served as Vice President of Systems Integration.

(4) Mr. Troy was employed as President and Chief Executive Officer of E & S Management Corporation, a regional property management firm, for the five years prior to his appointment as Vice President in September 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Bell's common stock (ticker symbol BI) was previously listed on the New York and Pacific Stock Exchanges. Effective March 13, 2000, Bell's shares began trading on the American Stock Exchange (AMEX) and ceased trading on the New York Stock Exchange. The following table shows the high, low and closing market prices for the Company's common stock during the eight most recent quarters.

                                                             QUARTER ENDED
                                                ----------------------------------------
                                                MAR. 31    JUN. 30    SEP. 30    DEC. 31
                                                -------    -------    -------    -------
Year ended December 31, 2000
  High........................................  $ 7.75     $ 3.38      $2.69      $3.56
  Low.........................................    3.19       2.44       2.00       1.50
  Close.......................................    3.19       2.63       2.31       2.50
Year ended December 31, 1999
  High........................................  $11.69     $11.44      $5.81      $9.13
  Low.........................................   10.38       4.44       4.38       4.44
  Close.......................................   10.38       4.44       4.38       7.44

     Market prices reflect the effect of the Company's cash distributions of $5.70 and $1.30 per share subsequent to the distribution dates in June and December 1999.

     Approximate number of record holders of common stock as of March 15, 2001:
1,200.

ITEM 6. SELECTED FINANCIAL DATA

                                                                 YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                     2000       1999       1998       1997       1996
                                                   --------   --------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING RESULTS
Net sales........................................  $251,887   $240,420   $212,468   $194,641   $178,708
Income (loss) from continuing operations, before
  extraordinary loss(1)..........................  $  2,319   $  5,488   $(13,189)  $ (6,135)  $     66
Income from discontinued operations..............                        $  7,275   $ 16,216   $ 15,861
Reserve recovery (loss) on sale of discontinued
  operations.....................................             $  1,379   $(56,849)
Net income (loss)(2).............................  $  2,319   $  6,867   $(62,763)  $  9,406   $ 15,927
FINANCIAL POSITION
Working capital..................................  $ 24,678   $ 25,486   $ 84,957   $208,012   $132,856
Total assets.....................................  $ 74,426   $ 75,951   $270,759   $431,233   $241,310
Long-term liabilities............................  $  3,411   $  4,051   $  8,319   $178,825   $ 30,584
Shareholders' equity.............................  $ 30,482   $ 30,796   $ 90,455   $151,352   $138,461
SHARE AND PER SHARE DATA(3)
BASIC
Income (loss) from continuing operations, before
  extraordinary loss(1)..........................  $    .26   $    .57   $  (1.40)  $   (.67)  $    .01
Income from discontinued operations..............                        $    .77   $   1.77   $   1.79
Reserve recovery (loss) on sale of discontinued
  operations.....................................             $    .15   $  (6.04)
Net income (loss)(2).............................  $    .26   $    .72   $  (6.67)  $   1.03   $   1.80
Weighted average common shares(000's)............     8,999      9,595      9,411      9,157      8,853
DILUTED
Income (loss) from continuing operations, before
  extraordinary loss(1)..........................  $    .26   $    .57   $  (1.40)  $   (.67)  $    .01
Income from discontinued operations..............                        $    .77   $   1.77   $   1.74
Reserve recovery (loss) on sale of discontinued
  operations.....................................             $    .14   $  (6.04)
Net income (loss)(2).............................  $    .26   $    .71   $  (6.67)  $   1.03   $   1.75
Weighted average common shares(000's)............     9,025      9,646      9,411      9,157      9,109
OTHER PER SHARE DATA
Shareholders' equity.............................  $   3.47   $   3.20   $   9.49   $  16.23   $  15.35
Market price -- high.............................  $   7.75   $  11.69   $  14.25   $  20.00   $  18.45
Market price -- low..............................  $   1.50   $   4.38   $   9.00   $  12.00   $  12.50
FINANCIAL RATIOS
Current ratio....................................       1.6        1.6        1.5        3.1        2.8
Long-term liabilities to total capitalization....      10.1%      11.6%       8.4%      54.2%      18.1%

---------------
(1) Includes before-tax gain on the disposition of a real estate asset ($2,842) and before-tax charge for facilities consolidation and staff relocation costs, asset write-downs and a corporate identity program ($2,405) in 2000, before-tax gain on the disposition of certain real estate assets ($1,497) and a before-tax loss on the disposition of an electronics manufacturing business ($455) in 1999, and before-tax business system and corporate resizing charges ($9,900) in 1998.

(2) Includes loss on early retirement of debt ($675 or $.07 per share) in 1997.

(3) Share and per share data have been adjusted to give effect to a 20% stock dividend declared in May 1997 and a 5% stock dividend declared in May 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             RESULTS OF OPERATIONS

     This analysis contains forward looking comments which are based on current trends. Actual results in the future may differ materially.

     Results of operations by business segment were as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                    2000        1999        1998
                                                  --------    --------    --------
Net sales
  Systems Integration...........................  $188,907    $177,530    $149,158
  Recreational Products.........................    49,799      48,985      47,070
  Electronics Manufacturing.....................    13,181      13,905      16,240
                                                  --------    --------    --------
                                                  $251,887    $240,420    $212,468
                                                  ========    ========    ========
Operating income (loss)
  Systems Integration...........................  $     10    $  5,726    $  6,604
  Recreational Products.........................     1,666       3,029       3,289
  Electronics Manufacturing.....................     3,317       1,765       1,790
  Special items.................................     2,242       1,497      (9,900)
  Corporate costs...............................    (3,652)     (3,081)    (10,430)
                                                  --------    --------    --------
                                                     3,583       8,936      (8,647)
Interest, net...................................       254         139     (12,038)
Income tax provision (benefit)..................     1,518       3,587      (7,496)
                                                  --------    --------    --------
Income (loss) from continuing operations........  $  2,319    $  5,488    $(13,189)
                                                  ========    ========    ========

     A summary of comparative operating results data follows:

Net sales..................................................  100.0%   100.0%   100.0%
Cost of products sold......................................  (85.3)   (82.8)   (80.1)
Selling and administrative.................................  (12.9)   (13.3)   (17.2)
Depreciation and amortization..............................    (.6)     (.6)    (2.0)
Special items..............................................     .2       .4     (4.7)
Interest, net..............................................     .1       .1     (5.7)
                                                             -----    -----    -----
Income (loss) from continuing operations before income
  taxes....................................................    1.5%     3.8%    (9.7)%
                                                             =====    =====    =====

2000 COMPARED WITH 1999

     Net sales for 2000 increased 5% to $251.9 million from $240.4 million in 1999. Operating income decreased to $3.6 million from $8.9 million in 1999. Operating results for 2000 include pre-tax charges totaling $2.4 million consisting of $1.8 million of costs associated with the realignment of the Company's Midwest operations of its Systems Integration business and $600,000 for costs, included with special items, associated with a corporate identity program. The Midwest realignment charge included separation costs, asset write-downs and other exit costs related to the consolidation of facilities, logistics, and sales and service operations. The $1.8 million realignment charge has been included in the results of Systems Integration. Additionally, the 2000 operating results include $880,000 of costs associated with the Company's strategic planning and realignment initiatives, included with corporate costs, and a pre-tax gain of $2.8 million, included with special items, from the disposition of a real estate asset related to a previously disposed business. The 1999 results include a pre-tax gain of $1.5 million from the disposition of real estate assets and a pre-tax loss of $455,000 on the disposition of an electronics manufacturing business.

     Systems Integration sales increased 6% to $188.9 million in 2000 from $177.5 million in 1999. Excluding the $1.8 million realignment charge that was allocated to this business unit, operating income was $1.8 million in 2000 compared to $5.7 million in 1999. Including the charge, System Integration recorded operating income of $10,000. The increase in sales during 2000 is primarily attributable to major deployment projects with a large customer during the fourth quarter. The operating results for 2000 were impacted by general economic weakness in the technology sector, as well as continued downward pressure on product margins.

     Recreational Products sales increased slightly to $49.8 million in 2000 from $49.0 million in 1999 while operating income decreased to $1.7 million from $3.0 million. Product mix, continued margin pressures, generally higher selling and administrative expenses, and increased operating costs, primarily fuel and related delivery costs, impacted the 2000 results. Additionally, the 2000 results were adversely affected by warmer weather conditions that resulted in a reduction in snow related products shipments.

     Excluding $6.1 million in sales from a business sold in July 1999, Electronics Manufacturing sales increased 69% to $13.2 million in 2000 from $7.8 million in 1999. Operating income increased to $3.3 million in 2000 from $1.8 million in 1999. The 1999 results include operating income of $485,000 from the sold business and a $455,000 loss from the sale. The remaining electronics manufacturing business was favorably impacted by generally strong demand for magnetic and related electronic components throughout 2000.

     As a percentage of sales, cost of products sold for 2000 increased to 85.3% from 82.8% in 1999. The increase in cost of products sold as a percentage of sales reflects the continued downward pressure on gross profit margins from product sales at System Integration and Recreational Products. Selling and administrative expenses as a percentage of sales decreased to 12.9% in 2000 from 13.3% in 1999 due to a full year of reduced corporate structure costs partially offset by costs associated with the Company's strategic planning and realignment initiatives. The Company's effective tax rate was 39.5% in both years.

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

     During 1999, the Company sold five real estate properties with an aggregate net book value of $11.9 million, including the Company's former corporate office facility. The net proceeds from these sales were $13.4 million and resulted in a pretax gain of $1.5 million. Additionally, during 1999, the Company completed the sale of an electronics manufacturing business for $2 million in cash and a $1 million note receivable. The sale resulted in a pretax loss of $455,000.

     Sales of Systems Integration increased 19% to $177.5 million in 1999 while operating income declined 13% to $5.7 million. These results reflect strong demand for computer products and services, particularly during the second and third quarters of 1999. While revenue increased and operating income from services were strong, overall margins declined as a result of lower gross margins from computer product sales.

     Recreational Products sales for 1999 increased 4% to $49.0 million as operating income decreased 8% to $3.0 million. The decrease in operating income is primarily attributable to weaker fourth quarter results due to mild winter weather conditions adversely affecting winter product shipments.

     Sales of Electronics Manufacturing decreased 14% to $13.9 million while operating income was unchanged compared with the prior year at $1.8 million. In July 1999, the Company completed the sale of an electronics manufacturing business. Operating results for 1999 include sales and operating income from the sold electronics manufacturing business of $6.1 million and $485,000, respectively. Additionally, the operating results include a $455,000 loss from the sale.

     As a percentage of sales, cost of products sold for 1999 increased to 82.8% from 80.1% in 1998. The increase in cost of products sold as a percentage of sales reflects the continuing downward pressure on gross profit margins from product sales within Systems Integration. Selling and administrative expenses as a percentage of sales decreased to 13.3% from 17.2% primarily due to a resizing of the corporate structure to meet current business requirements. The corporate resizing included the relocation of the Company's corporate office and the reduction of corporate staff by approximately 80 employees. In 1999, the Company's effective tax rate was 39.5% compared with 36.2% in 1998.

                              FINANCIAL CONDITION

     Selected financial condition data are set forth in the following table (dollars in thousands except per share amounts):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Cash and cash equivalents...................................  $14,433    $ 8,550
Working capital.............................................  $24,678    $25,486
Current ratio...............................................    1.6:1      1.6:1
Long-term liabilities to total capitalization...............     10.1%      11.6%
Shareholders' equity per share..............................  $  3.47    $  3.20
Days' sales in receivables..................................       54         64
Days' sales in inventories..................................       26         30

     Net cash provided by operating activities was $7.0 million in 2000 compared with cash used by operating activities of $12.7 million in 1999. The cash flow from operating activities in 2000 is primarily attributable to reduced inventory and accounts receivable. Favorable collection results during the fourth quarter of 2000 contributed to the Company's strong cash position as of year-end. During 2000, the Company's cash position ranged from $1.6 million to $14.3 million. Cash flows from investing activities during 2000 included approximately $3.0 million from the sale of a real estate asset. Approximately $2.9 million in cash was utilized to purchase 859,900 shares under the Company's stock repurchase program during 2000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Accountants.........................   10
  Consolidated Statement of Operations for the three years
     ended December 31, 2000................................   11
  Consolidated Balance Sheet at December 31, 2000 and
     1999...................................................   12
  Consolidated Statement of Shareholders' Equity for the
     three years ended December 31, 2000....................   13
  Consolidated Statement of Cash Flows for the three years
     ended December 31, 2000................................   14
  Notes to Consolidated Financial Statements................   15
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........   25

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Bell Industries, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Industries, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
February 8, 2001

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            2000        1999        1998
                                                          --------    --------    --------
Net sales...............................................  $251,887    $240,420    $212,468
                                                          --------    --------    --------
Costs and expenses
  Cost of products sold.................................   214,831     199,011     170,244
  Selling and administrative............................    32,317      31,977      36,547
  Depreciation and amortization.........................     1,593       1,538       4,424
  Interest, net.........................................      (254)       (139)     12,038
  Special items, net....................................      (437)     (1,042)      9,900
                                                          --------    --------    --------
                                                           248,050     231,345     233,153
                                                          --------    --------    --------
Income (loss) from continuing operations before income
  taxes.................................................     3,837       9,075     (20,685)
Income tax provision (benefit)..........................     1,518       3,587      (7,496)
                                                          --------    --------    --------
Income (loss) from continuing operations................     2,319       5,488     (13,189)
Income from discontinued operations.....................                             7,275
Reserve recovery (loss) on sale of discontinued
  operations............................................                 1,379     (56,849)
                                                          --------    --------    --------
Net income (loss).......................................  $  2,319    $  6,867    $(62,763)
                                                          ========    ========    ========
SHARE AND PER SHARE DATA
BASIC
  Income (loss) from continuing operations..............  $    .26    $    .57    $  (1.40)
  Income from discontinued operations...................                               .77
  Reserve recovery (loss) on sale of discontinued
     operations.........................................                   .15       (6.04)
                                                          --------    --------    --------
  Net income (loss).....................................  $    .26    $    .72    $  (6.67)
                                                          ========    ========    ========
  Weighted average common shares........................     8,999       9,595       9,411
                                                          ========    ========    ========
DILUTED
  Income (loss) from continuing operations..............  $    .26    $    .57    $  (1.40)
  Income from discontinued operations...................                               .77
  Reserve recovery (loss) on sale of discontinued
     operations.........................................                   .14       (6.04)
                                                          --------    --------    --------
  Net income (loss).....................................  $    .26    $    .71    $  (6.67)
                                                          ========    ========    ========
  Weighted average common shares........................     9,025       9,646       9,411
                                                          ========    ========    ========

          See Accompanying Notes to Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Current assets
  Cash and cash equivalents.................................  $14,433    $ 8,550
  Accounts receivable, less allowance for doubtful accounts
     of $1,222 and $1,112...................................   31,701     33,980
  Inventories...............................................   15,065     19,588
  Prepaid expenses and other................................    4,012      4,363
  Real estate held for sale.................................                 109
                                                              -------    -------
          Total current assets..............................   65,211     66,590
                                                              -------    -------
Fixed assets, at cost
  Land......................................................       35         35
  Buildings and improvements................................      769        747
  Equipment.................................................    9,522      9,410
                                                              -------    -------
                                                               10,326     10,192
  Less accumulated depreciation.............................   (6,088)    (5,953)
                                                              -------    -------
          Total fixed assets................................    4,238      4,239
                                                              -------    -------
Goodwill, less accumulated amortization of $791 and $712....    1,540      1,394
Other assets................................................    3,437      3,728
                                                              -------    -------
                                                              $74,426    $75,951
                                                              =======    =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $24,492    $23,444
  Accrued payroll...........................................    2,685      2,232
  Accrued liabilities.......................................   13,356     15,428
                                                              -------    -------
          Total current liabilities.........................   40,533     41,104
                                                              -------    -------
Deferred compensation and other.............................    3,411      4,051
Shareholders' equity
Preferred stock
  Authorized -- 1,000,000 shares
  Outstanding -- none
Common stock
  Authorized -- 35,000,000 shares
  Outstanding -- 8,790,936 and 9,608,315 shares.............   33,117     35,750
  Accumulated deficit.......................................   (2,635)    (4,954)
                                                              -------    -------
          Total shareholders' equity........................   30,482     30,796
                                                              -------    -------
Commitments and contingencies
                                                              $74,426    $75,951
                                                              =======    =======

          See Accompanying Notes to Consolidated Financial Statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                   RETAINED
                                                            COMMON STOCK           EARNINGS
                                                        ---------------------    (ACCUMULATED
                                                         SHARES       AMOUNT       DEFICIT)
                                                        ---------    --------    ------------
Balance at December 31, 1997..........................  9,326,391    $100,410      $ 50,942
  Employee stock plans................................    203,910       1,866
  Net loss............................................                              (62,763)
                                                        ---------    --------      --------
Balance at December 31, 1998..........................  9,530,301     102,276       (11,821)
  Net income..........................................                                6,867
  Payment of cash distributions.......................                (67,258)
  Exercise of warrants................................     78,014         732
                                                        ---------    --------      --------
Balance at December 31, 1999..........................  9,608,315      35,750        (4,954)
  Employee stock plans................................     42,521          89
  Net income..........................................                                2,319
  Stock repurchase program............................   (859,900)     (2,946)
  Other stock transactions............................                    224
                                                        ---------    --------      --------
Balance at December 31, 2000..........................  8,790,936    $ 33,117      $ (2,635)
                                                        =========    ========      ========

          See Accompanying Notes to Consolidated Financial Statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                           2000        1999         1998
                                                          -------    ---------    --------
Cash flows from operating activities:
  Net income (loss).....................................  $ 2,319    $   6,867    $(62,763)
  Depreciation..........................................    1,514        1,464       5,908
  Amortization of intangibles...........................       79           74       3,777
  Provision for losses on accounts receivable...........      166          663       1,566
  Gain on sale of real estate...........................   (2,842)      (1,497)
  Loss on sale of business..............................                   455
  Loss (reserve recovery) on sale of discontinued
     operations.........................................                (1,379)     56,849
  Business system charge................................                             8,000
  Changes in assets and liabilities, net of acquisitions
     and disposals......................................    5,764      (19,310)     18,378
                                                          -------    ---------    --------
          Net cash provided by (used in) operating
            activities..................................    7,000      (12,663)     31,715
                                                          -------    ---------    --------
Cash flows from investing activities:
  Purchases of fixed assets and other...................   (1,730)      (2,086)     (9,142)
  Net proceeds from sale of businesses..................      295      178,692      41,372
  Net proceeds from sale of real estate.................    2,951       13,434
                                                          -------    ---------    --------
          Net cash provided by investing activities.....    1,516      190,040      32,230
                                                          -------    ---------    --------
Cash flows from financing activities:
  Bank borrowings (payments), net.......................              (109,000)    (64,489)
  Cash distributions to shareholders....................               (67,258)
  Employee stock plans and other........................      313          732       1,866
  Purchases of common stock.............................   (2,946)
                                                          -------    ---------    --------
          Net cash used in financing activities.........   (2,633)    (175,526)    (62,623)
                                                          -------    ---------    --------
Net increase in cash and cash equivalents...............    5,883        1,851       1,322
Cash and cash equivalents at beginning of year..........    8,550        6,699       5,377
                                                          -------    ---------    --------
Cash and cash equivalents at end of year................  $14,433    $   8,550    $  6,699
                                                          =======    =========    ========
Changes in assets and liabilities, net of acquisitions
  and disposals:
  Accounts receivable...................................  $ 2,169    $  (4,518)   $ (7,822)
  Inventories...........................................    4,523       (1,836)        261
  Accounts payable......................................    1,048       (4,011)      8,251
  Accrued liabilities and other.........................   (1,976)      (8,945)     17,688
                                                          -------    ---------    --------
          Net change....................................  $ 5,764    $ (19,310)   $ 18,378
                                                          =======    =========    ========
Supplemental cash flow information:
  Interest paid.........................................  $    35    $     729    $ 12,073
  Income taxes paid.....................................  $ 1,854    $      --    $    176

          See Accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

     Principles of consolidation -- The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

     Cash and cash equivalents -- The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

     Revenue recognition and receivables -- The Company's operations include computer systems integration; distribution of aftermarket products for recreational vehicles, motorcycles, snowmobiles and powerboats; and specialty manufacturing for the computer and electronics markets. Prior to 1999, the Company was primarily a national distributor of electronic components. In addition, the Company previously distributed graphics and electronic imaging products throughout the Western and Central United States. The businesses engaged in these activities were sold in January 1999 and September 1998. Sales are recognized and trade receivables are recorded when products are shipped or when services are provided assuming no significant Company obligations remain and collection of related receivables is probable. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number and general dispersion of trade accounts which constitute the Company's customer base. During 2000, the Company had one systems integration customer that accounted for approximately 12% of net sales. At December 31, 2000 and 1999, the Company had two systems integration customers that accounted for approximately 38% and 28% of accounts receivable, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses and such losses have been within these estimates.

     Inventories -- Inventories, consisting primarily of finished goods, are stated at the lower of cost (determined using weighted average and first-in, first-out methods) or market (net realizable value).

     Fixed assets, depreciation and amortization -- All fixed assets are recorded at cost and depreciated using the straight-line method based upon estimated useful lives which range from 25 to 40 years for buildings and 2 to 10 years for equipment. Leasehold improvements are amortized over the shorter of their estimated service lives or the term of the lease.

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

Accounts receivable, net....................................  $ 57,524
Inventories.................................................   113,174
Prepaid expenses and other..................................       682
Properties, net.............................................    17,514
Goodwill, net...............................................    65,292
Accounts payable and accrued liabilities....................   (38,664)
                                                              --------
                                                               215,522
Recorded amounts in excess of net realizable value..........   (35,692)
                                                              --------
Net realizable value........................................  $179,830
                                                              ========

     For the year ended December 31, 1998, EDG had sales of $470.4 million and income of $5.4 million.

     Sale of Graphics Imaging Group -- In September 1998, the Company sold substantially all of the assets and liabilities of its Graphics Imaging Group ("Graphics") for a net price of approximately $41.4 million. The sale resulted in a gain of approximately $3.0 million ($1.7 million after tax). The results of Graphics have been classified with discontinued operations in the accompanying financial statements. For the year ended December 31, 1998, Graphics had sales of $99.6 million and income of $1.9 million.

     During 1999, the Company released approximately $2.3 million ($1.4 million net of tax) of reserves, based on a reassessment of estimated exposures, related to discontinued operations. The Company's accrued liabilities include approximately $7.6 million and $10.0 million of amounts attributable to discontinued operations at December 31, 2000 and 1999, respectively.

SPECIAL ITEMS

     Systems Integration Realignment and Corporate Identity -- During the second quarter of 2000, the Company recorded special pre-tax charges totaling $2.4 million. The charges consisted of $1.8 million for costs associated with the realignment of the Company's Systems Integration operations and $.6 million for costs associated with a corporate identity program which included new marketing initiatives for branding and sales development. Components of the realignment charge included separation costs, asset write-downs and other exit costs related to the consolidation of facilities, logistics, and sales and service operations. Substantially all costs relating to these charges were paid during 2000.

     Sale of Real Estate -- During 1998, in connection with the sale of EDG, the Company's Board of Directors approved a plan to dispose of certain real estate assets. The real estate assets and related improvements, consisting of six properties, had an aggregate net book value of approximately $12.0 million. During 2000, the Company recorded a pre-tax gain of approximately $2.8 million from the disposition of a real estate asset. This sale represented the final property disposition in connection with the Board of Directors approved plan. During 1999, the Company completed the sale of five properties for aggregate net proceeds of $13.4 million. These 1999 sales resulted in a pre-tax gain of $1.5 million. The aggregate net book value of the unsold real estate asset as of December 31, 1999 has been classified as a current asset in the consolidated balance sheet.

     Sale of Precision Metalcraft Division ("PMD") -- In July 1999, the Company sold substantially all of the assets and liabilities of one of its electronics manufacturing businesses for $3 million ($2 million cash and a note receivable of $1 million). The sale resulted in a pre-tax loss of $455,000. For the years ended December 31, 1999 and 1998, PMD had sales of $6.1 million and $8.6 million and operating income of $.5 million and $.2 million.

     Business System and Corporate Resizing Charges -- During the third quarter of 1998, the Company recorded special pre-tax charges totaling $13.8 million. The charges consisted of $8.0 million to write-off the investment and provide for related commitments for the discontinuance of the use and development of a business system. The Company also charged $3.0 million to discontinued operations for business system costs associated with Graphics. Additionally, the Company provided $5.8 million for employee separation and related exit costs to resize EDG ($3.9 million) and corporate operations ($1.9 million). Under the resizing program, the Company reduced its work force by approximately 85 employees primarily in management and support positions. Substantially all costs relating to the resizing program were paid during 1998.

FLOOR PLAN ARRANGEMENTS

     The Company finances certain inventory purchases through floor plan arrangements with two finance companies. The available lines of credit have fluctuated seasonally. The amount of aggregate outstanding floor plan obligations ranged between $8.8 million and $16.2 million during 2000 and $11.1 million and $30.8 million during 1999, and were secured by certain of the Company's inventory and accounts receivable. Additionally, the finance companies maintain intercreditor agreements with the Company's primary lender. The outstanding amounts are payable in 30 to 45 days. The arrangements are generally subsidized by computer products manufacturers and are interest free if amounts are paid within the specified terms. Interest paid under floor plan arrangements for the periods presented was not significant. At December 31, 2000 and 1999, the Company had outstanding floor plan obligations of $16.2 and $16.5 million, respectively, which are included as a component of accounts payable.

BORROWINGS

     In April 1999, the Company entered into a credit agreement, as amended, with its primary lender for a line of credit in the amount of $20 million to finance short term cash flow and working capital requirements. The credit agreement expires in May 2002 and provides for interest at either the bank's reference rate or LIBOR plus 1.375%. The line of credit is subject to an annual commitment fee of .375% on the unused line of credit. Available borrowing capacity is subject to a borrowing base calculation based on a percentage of the Company's available accounts receivable and inventories. The Company is subject to certain restrictive covenants including minimum interest coverage, minimum net worth and a maximum leverage ratio. Outstanding borrowings are secured by the assets of the Company, except those assets that secure borrowings under floor plan arrangements. At December 31, 2000 and 1999, the Company had no outstanding borrowings under the credit agreement.

     Concurrent with the acquisition of Milgray Electronics, Inc. ("Milgray"), the Company entered into a $250 million secured revolving credit facility to finance the purchase of Milgray, retire existing debt of both companies and provide for ongoing working capital requirements. The facility provided for interest at either the bank's reference rate or LIBOR plus 1.50%. The facility included a $50 million term loan, payable quarterly over five years, and a revolving credit line. In January 1999, the Company repaid all bank borrowings under the credit facility with a portion of the proceeds from the sale of EDG.

STOCK REPURCHASE PROGRAM

     In February 2000, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of the Company's outstanding common stock during the year 2000. The common stock could be repurchased in the open market at varying prices depending on market conditions and other factors. During 2000, the Company repurchased 859,900 shares at an average price of $3.43 per share under the repurchase agreement. The repurchase program expired on December 31, 2000.

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

STOCK PLANS AND WARRANTS

     The Company maintains certain stock option plans which provide for the issuance of common stock to be available for purchase by employees. The Company also maintains a plan which provides for the issuance of 150,000 shares of common stock to be available for purchase by non-employee directors of the Company. The shares initially authorized for issuance under these plans have been subsequently increased by certain stock dividends declared in previous years.

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

     A summary of activity under the plans follows:

                                                                   WEIGHTED
                                                                    AVERAGE       FAIR
                                        AVAILABLE      SHARES      EXERCISE     VALUE OF
                                        FOR FUTURE      UNDER        PRICE       OPTION
                                          GRANT        OPTION      PER SHARE    PER SHARE
                                        ----------    ---------    ---------    ---------
Outstanding at December 31, 1997......    735,099     1,165,076     $14.32
  Granted.............................    (69,000)       69,000      13.51        $4.34
  Exercised...........................                  (56,829)      9.30
  Canceled............................    282,525      (282,525)     14.39
                                         --------     ---------
Outstanding at December 31, 1998......    948,624       894,722      14.55
  Granted.............................   (815,000)      815,000       4.13        $1.34
  Canceled............................    564,399      (564,399)     12.36
                                         --------     ---------
Outstanding at December 31, 1999......    698,023     1,145,323       5.17
  Granted.............................   (143,500)      143,500       2.43        $1.48
  Canceled............................    276,664      (276,664)      6.68
  Expired.............................   (373,157)
                                         --------     ---------
Outstanding at December 31, 2000......    458,030     1,012,159     $ 4.37
                                         ========     =========

     A summary of stock options outstanding at December 31, 2000 follows:

                  REMAINING                                                     WEIGHTED
                 OPTION LIFE                     OPTIONS        OPTIONS         AVERAGE
                  IN YEARS                     OUTSTANDING    EXERCISABLE    EXERCISE PRICE
---------------------------------------------  -----------    -----------    --------------
   1.........................................      42,330        42,330          $7.40
   2.........................................      28,100        17,820           8.74
   3.........................................       1,000         1,000           6.69
   4.........................................     147,229        45,979           5.98
   5 or more.................................     793,500       121,000           4.40
                                                ---------       -------
                                                1,012,159       228,129          $5.62
                                                =========       =======

     At December 31, 1999 and 1998, 192,467 and 332,139 options were exercisable at weighted average exercise prices of $7.26 and $14.03, respectively.

     Under the Bell Industries Employees' Stock Purchase Plan (the "ESPP") 750,000 shares were authorized for future issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. During 1999, the Company temporarily suspended the ESPP while completing the sale of certain businesses and the cash distributions to shareholders. The ESPP resumed during the second quarter of 2000. Under the ESPP, the Company issued 42,521, -0- and 147,081 shares during 2000, 1999 and 1998. The weighted average fair value per share of the purchase rights granted in 2000 and 1998 were $.79 and $2.73. At December 31, 2000, 514,989 shares were available for future issuance under the ESPP.

     In 1993, the Company's previous senior noteholders received warrants to purchase 258,320 shares of the Company's common stock, exercisable at any time prior to February 1, 2001 at $9.40 per share. Warrants representing -0-, 78,014 and -0- shares were exercised in 2000, 1999 and 1998. In accordance with a formula in the warrant agreement, the number and exercise price of the warrants were adjusted in 1999 following the $7.00 per share cash distributions to shareholders. At December 31, 2000, warrants to purchase 526,556 shares at an exercise price of $3.06 per share were outstanding after giving effect to the adjustment. On February 1, 2001, 47,870 warrants were exercised. The remaining 478,686 of unexercised warrants expired on this date.

     The Black-Scholes model was utilized for estimating the fair value of stock-based grants using an assumed volatility of approximately 60% for 2000 and 30% for 1999 and 1998 and an expected four year life for stock options, and an assumed volatility of approximately 60% for 2000 and 12% for 1998 and an expected four month life for the ESPP. The assumed risk free interest rate ranged between 5% and 6% for all plans. Stock-based compensation costs determined under the fair value method would have decreased net income by $.5 million ($.05 per share) in 2000, decreased net income by $1.2 million ($.13 per share) in 1999 and increased the net loss by $1.9 million ($.20 per share) in 1998.

INCOME TAXES

     The income tax provision (benefit) charged to continuing operations was as follows (in thousands):

                                                         2000      1999      1998
                                                        ------    ------    -------
Current
  Federal.............................................  $1,387    $ (546)   $(3,729)
  State...............................................     416        86       (461)
Deferred
  Federal.............................................    (247)    3,667     (3,078)
  State...............................................     (38)      380       (228)
                                                        ------    ------    -------
                                                        $1,518    $3,587    $(7,496)
                                                        ======    ======    =======

     A reconciliation of the federal statutory tax rate to the effective tax rate follows:

                                                              2000    1999    1998
                                                              ----    ----    -----
Federal statutory tax rate..................................  34.0%   34.0%   (34.0)%
State taxes, net of federal benefit.........................   4.9     4.6     (5.2)
Other, net..................................................    .6      .9      3.0
                                                              ----    ----    -----
Effective tax rate..........................................  39.5%   39.5%   (36.2)%
                                                              ====    ====    =====

     The provision (benefit) for deferred income taxes is summarized as follows (in thousands):

                                                         2000      1999      1998
                                                         -----    ------    -------
Business system and corporate resizing.................  $  --    $3,603    $(4,315)
Receivables allowance..................................   (177)     (332)      (219)
Inventory reserves.....................................     20       (15)       (14)
Employee benefit accruals..............................    (21)      889       (243)
Depreciation...........................................     97      (555)       388
Lease commitment provision.............................              505        315
Other..................................................   (204)      (48)       782
                                                         -----    ------    -------
                                                         $(285)   $4,047    $(3,306)
                                                         =====    ======    =======

     Deferred tax balances were composed of the following (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Deferred tax assets:
  Receivables allowance.....................................  $  387    $  413
  Inventory reserves........................................     211       240
  Employee benefit accruals.................................     855       755
  Discontinued operations...................................   2,462     3,124
                                                              ------    ------
                                                               3,915     4,532
Deferred tax liabilities:
  Depreciation..............................................     (93)     (257)
  Other.....................................................    (219)     (591)
                                                              ------    ------
Net deferred tax balances...................................  $3,603    $3,684
                                                              ======    ======

     Net current deferred tax assets, included with prepaid expenses and other, and noncurrent deferred tax assets, included with other assets, were as follows (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Current deferred income tax benefits (liabilities)
  Federal...................................................  $3,269    $3,455
  State.....................................................     (73)      (35)
Noncurrent deferred income tax benefits
  Federal...................................................     390       231
  State.....................................................      17        33
                                                              ------    ------
                                                              $3,603    $3,684
                                                              ======    ======

EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

     The Company has a qualified, trusteed, savings and profit sharing plan for eligible employees. Employees must contribute at least 1% of their annual compensation to participate in the plan. The Company's matching contributions and discretionary contributions to the plan, as determined by the Board of Directors, were $0.2 million in 2000, $0.3 million in 1999, $0.4 million in 1998.

     The Company has deferred compensation plans available for certain officers and other key employees. Expense associated with the deferred compensation element of these plans was $0.1 million in 2000, $0.3 million in 1999 and $0.7 million in 1998.

     The Company provides postretirement medical coverage for qualifying employees who were employed prior to January 1, 1998. Annual costs and accumulated and vested benefit obligations relating to postretirement medical benefits were not significant.

COMMITMENTS AND CONTINGENCIES

     At December 31, 2000, the Company had operating leases on certain of its facilities and equipment expiring in various years through 2006. Under certain operating leases, the Company is required to pay property taxes and insurance. Rent expense pertaining to operating leases for continuing operations was $1.9 million in 2000, $1.7 million in 1999 and $4.8 million in 1998.

     Minimum annual rentals on operating leases for the five years subsequent to 2000 and thereafter are as follows (in thousands):

2001................................  $1,795
2002................................   1,578
2003................................     887
2004................................     482
2005................................     159
Thereafter..........................      25
                                      ------
                                      $4,926
                                      ======

     The Company is involved in litigation incidental to its current and discontinued business. The resolution of this litigation is not expected to have a material effect on the Company's financial position.

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

BUSINESS SEGMENT AND RELATED INFORMATION

     The Company has three reportable business segments: Systems Integration, a full service value-added computer integrator; Recreational Products, a distributor of replacement parts and accessories for recreational and other leisure-time vehicles; and Electronics Manufacturing, two specialty manufacturers of high precision stamping and certain passive components. The specialty manufacturing business engaged in high precision stamping was sold in July 1999. Each operating segment offers unique products and services and has separate management. The accounting policies of the segments are the same as described in the Summary of Accounting Policies.

     Summarized financial information regarding the Company's reportable segments is shown in the following table (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                    2000        1999        1998
                                                  --------    --------    --------
Net sales
  Systems Integration...........................  $188,907    $177,530    $149,158
  Recreational Products.........................    49,799      48,985      47,070
  Electronics Manufacturing.....................    13,181      13,905      16,240
                                                  --------    --------    --------
                                                  $251,887    $240,420    $212,468
                                                  ========    ========    ========
Operating income (loss)
  Systems Integration...........................  $     10    $  5,726    $  6,604
  Recreational Products.........................     1,666       3,029       3,289
  Electronics Manufacturing.....................     3,317       1,765       1,790
  Special items.................................     2,242       1,497      (9,900)
  Corporate costs...............................    (3,652)     (3,081)    (10,430)
                                                  --------    --------    --------
                                                     3,583       8,936      (8,647)
  Interest, net.................................       254         139     (12,038)
                                                  --------    --------    --------
  Income (loss) from continuing operations
     before income taxes........................  $  3,837    $  9,075    $(20,685)
                                                  ========    ========    ========
Depreciation and amortization
  Systems Integration...........................  $    691    $    819    $    788
  Recreational Products.........................       229         212         216
  Electronics Manufacturing.....................        34         294         528
  Corporate.....................................       639         213       2,644
  Discontinued operations.......................                             5,509
                                                  --------    --------    --------
                                                  $  1,593    $  1,538    $  9,685
                                                  ========    ========    ========
Total assets
  Systems Integration...........................  $ 28,595    $ 31,788    $ 37,782
  Recreational Products.........................    16,571      18,276      16,721
  Electronics Manufacturing.....................     3,940       2,499       6,321
  Corporate.....................................    25,320      23,388      30,105
  Discontinued operations.......................                           179,830
                                                  --------    --------    --------
                                                  $ 74,426    $ 75,951    $270,759
                                                  ========    ========    ========
Capital expenditures
  Systems Integration...........................  $    609    $    491    $  1,152
  Recreational Products.........................       115         182         137
  Electronics Manufacturing.....................        45         115         302
  Corporate.....................................       736       1,298       2,932
  Discontinued operations.......................                             4,619
                                                  --------    --------    --------
                                                  $  1,505    $  2,086    $  9,142
                                                  ========    ========    ========

                        QUARTERLY RESULTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          QUARTER ENDED
                                                              -------------------------------------
                                                              MAR. 31   JUN. 30   SEP. 30   DEC. 31
                                                              -------   -------   -------   -------
YEAR ENDED DECEMBER 31, 2000
Net sales...................................................  $54,927   $61,064   $72,718   $63,178
                                                              -------   -------   -------   -------
Costs and expenses
  Cost of sales.............................................   46,729    51,327    62,985    53,790
  Selling and administrative................................    7,385     8,227     8,598     8,107
  Depreciation and amortization.............................      389       384       397       423
  Interest, net.............................................      (43)      (21)     (104)      (86)
  Special items, net........................................               (437)
                                                              -------   -------   -------   -------
                                                               54,460    59,480    71,876    62,234
                                                              -------   -------   -------   -------
Income before income taxes..................................      467     1,584       842       944
Income tax provision........................................      185       626       333       374
                                                              -------   -------   -------   -------
Net income..................................................  $   282   $   958   $   509   $   570
                                                              =======   =======   =======   =======
SHARE AND PER SHARE DATA
BASIC
  Net income................................................  $   .03   $   .11   $   .06   $   .06
                                                              =======   =======   =======   =======
  Weighted average common shares............................    9,529     8,860     8,835     8,773
                                                              =======   =======   =======   =======
DILUTED
  Net income................................................  $   .03   $   .11   $   .06   $   .06
                                                              =======   =======   =======   =======
  Weighted average common shares............................    9,631     8,860     8,836     8,773
                                                              =======   =======   =======   =======
YEAR ENDED DECEMBER 31, 1999
Net sales...................................................  $54,151   $60,781   $76,586   $48,902
                                                              -------   -------   -------   -------
Costs and expenses
  Cost of sales.............................................   45,026    49,460    64,730    39,795
  Selling and administrative................................    7,510     7,779     8,791     7,897
  Depreciation and amortization.............................      371       400       419       348
  Interest, net.............................................      360      (418)        1       (82)
  Special items, net........................................                         (161)     (881)
                                                              -------   -------   -------   -------
                                                               53,267    57,221    73,780    47,077
                                                              -------   -------   -------   -------
Income from continuing operations before income taxes.......      884     3,560     2,806     1,825
Income tax provision........................................      354     1,423     1,122       688
                                                              -------   -------   -------   -------
Income from continuing operations...........................      530     2,137     1,684     1,137
Reserve recovery on sale of discontinued operations.........                                  1,379
                                                              -------   -------   -------   -------
Net income..................................................  $   530   $ 2,137   $ 1,684   $ 2,516
                                                              =======   =======   =======   =======
SHARE AND PER SHARE DATA
BASIC
  Income from continuing operations.........................  $   .06   $   .22   $   .17   $   .12
  Reserve recovery on sale of discontinued operations.......                                    .14
                                                              -------   -------   -------   -------
  Net income................................................  $   .06   $   .22   $   .17   $   .26
                                                              =======   =======   =======   =======
  Weighted average common shares............................    9,556     9,608     9,608     9,608
                                                              =======   =======   =======   =======
DILUTED
  Income from continuing operations.........................  $   .06   $   .22   $   .17   $   .12
  Reserve recovery on sale of discontinued operations.......                                    .14
                                                              -------   -------   -------   -------
  Net income................................................  $   .06   $   .22   $   .17   $   .26
                                                              =======   =======   =======   =======
  Weighted average common shares............................    9,576     9,624     9,672     9,713
                                                              =======   =======   =======   =======

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                              ---------    DEDUCTIONS
                                                              CHARGE TO    -----------
                                                BALANCE AT      COSTS       ACCOUNTS       BALANCE
                                                BEGINNING        AND       CHARGED OFF     AT END
                 DESCRIPTION                    OF PERIOD     EXPENSES     (RECOVERED)    OF PERIOD
                 -----------                    ----------    ---------    -----------    ---------
Allowance for doubtful accounts:
  Year ended December 31:
     1998.....................................    $2,673        1,566         3,755(1)     $  484
     1999.....................................    $  484          495          (133)       $1,112
     2000.....................................    $1,112          166            56        $1,222

---------------
(1) Amount includes balances related to the discontinued operations of EDG and Graphics.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors: The information required by Item 10 with respect to directors will appear in the Proxy Statement for the 2001 Annual Meeting of Shareholders and is hereby incorporated by reference.

     (b) Executive Officers: The information required by Item 10 with respect to Executive Officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 will appear in the Proxy Statement for the 2001 Annual Meeting of Shareholders and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 will appear under "Election of Directors" in the Proxy Statement for the 2001 Annual Meeting of Shareholders and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 will appear in the Proxy Statement for the 2001 Annual Meeting of Shareholders and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS:

     The Consolidated Financial Statements and Report of Independent Accountants dated February 8, 2001 are included under Item 8 of this Annual Report on Form 10-K.

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

           w. The Agreement of Purchase and Sale dated October 1, 1998 between Bell Industries, Inc. and Arrow Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Registrant's
                 Form 8-K, event date October 1, 1998.
           x. Credit Agreement dated as of April 14, 1999 between the Registrant and Union Bank of California, N.A.
           y.    First Amendment to Credit Agreement dated as of April 26,
                 2000 between the Registrant and Union Bank of California,
                 N.A.
          21.    Subsidiaries of the Registrant.
          23.    Consent of Independent Accountants.
          27.    Financial Data Schedule.

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

                                          BELL INDUSTRIES, INC.

                                          By /s/ TRACY A. EDWARDS
                                            ------------------------------------
                                            Tracy A. Edwards
                                            President and Chief Executive
                                             Officer

Date: March 26, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

/s/ TRACY A. EDWARDS                                     President and Chief Executive Officer,
-----------------------------------------------------    Director
Tracy A. Edwards

/s/ RUSSELL A. DOLL                                      Senior Vice President and Chief Financial
-----------------------------------------------------    and Accounting Officer
Russell A. Doll

/s/ JOHN J. COST                                         Director and Secretary
-----------------------------------------------------
John J. Cost

/s/ L. JAMES LAWSON                                      Director
-----------------------------------------------------
L. James Lawson

/s/ MICHAEL R. PARKS                                     Director
-----------------------------------------------------
Michael Parks

/s/ MARK E. SCHWARZ                                      Director
-----------------------------------------------------
Mark E. Schwarz

                                 EXHIBIT INDEX

EXHIBIT                               DESCRIPTION
NUMBER                                -----------
 2.        Agreement and Plan of Merger dated as of November 26, 1996 among
           Registrant, ME Acquisition, Inc. and Milgray Electronics, Inc.(*)
 3.        Articles of incorporation and by-laws(*)
 4.        Instruments defining the rights of security holders, including indentures
           a.   Specimen of Registrant's Common Stock certificate(*)
           b.   Warrant Agreement dated September 15, 1993 including Form of
                Warrant Certificate issued to the named Insurance Companies included in the Note Purchase Agreement dated February 1,
                1991, as amended(*)
10.        Material contracts
           a.   The Employment and Deferred Compensation Agreements dated
                January 1, 1979 and the Amendment thereto dated August 6,
                1979 concerning certain officers of Registrant(*)
           b.   The 1990 Stock Option and Incentive Plan included as Exhibit
                A to Registrant's definitive Proxy Statement (File No.
                1-7899) filed in connection with the Annual Meeting of
                Shareholders held October 29, 1990(*)
           c.   The 1993 Employees' Stock Purchase Plan included as Exhibit
                A to Registrant's definitive Proxy Statement (File No.
                1-7899) filed in connection with the Annual Meeting of
                Shareholders held November 2, 1993(*)
           d.   The Amendment to Employment and Deferred Compensation
                Agreement dated September 14, 1994 included as to Exhibit
                (10) of the Registrant's Quarterly Report on Form 10-Q dated
                September 30, 1994(*)
           e.   The Bell Industries, Inc. Directors' Retirement Plan for
                Non-employees included as Exhibit (99) of the Registrant's
                Quarterly Report on Form 10-Q dated September 30, 1994(*)
           f.   The 1994 Stock Option Plan included as Exhibit A of the
                Registrant's definitive Proxy Statement (File No. 1-7899)
                filed in connection with the Annual Meeting of Shareholders held on November 1, 1994(*)
           g.   Form of Severance Compensation Agreement between the
                Registrant and its executive officers(*)
           h.   Form of Indemnity Agreement between the Registrant and its executive officers and directors(*)
           i.   The Amendment to Employment and Deferred Compensation
                Agreement dated September 26, 1995(*)
           j.   Non-Employee Directors' Stock Option Plan, as revised(*)
           k.   Form of Stock Option Agreement between the Registrant and
                Non-employee Directors(*)
           l.   The Amendment to Employment and Deferred Compensation
                Agreement dated November 21, 1996(*)
           m.   Credit Agreement dated as of January 7, 1997 among
                Registrant, Bell Ontario Holding, Inc., the Lenders named
                therein, and Union Bank of California, as agent(*)

EXHIBIT                               DESCRIPTION
NUMBER                                -----------
           n.   Amendments No. 1, 2, 3 and 4 to the Credit Agreement dated
                January 21, 1997, February 7, 1997, August 1, 1997 and
                December 31, 1997 among Registrant, Bell Ontario Holding,
                Inc., the Lenders listed therein, and Union Bank of
                California, N.A., as agent(*)
           o.   Severance Agreement dated January 20, 1997 between the
                Registrant and Bruce M. Jaffe(*)
           p.   Amendment to the 1994 Stock Option Plan dated August 8,
                1997(*)
           q.   Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August 12, 1997(*)
           r.   1997 Deferred Compensation Plan dated August 27, 1997(*)
           s.   Employment Agreement between the Registrant and Tracy A.
                Edwards, dated February 1, 1999(*)
           t.   Form of Consulting Agreement between the Registrant and
                Gordon Graham(*)
           u.   The Rights Agreement, dated February 1, 1999, by and between
                Bell Industries, Inc. and Harris Trust Company of
                California, as Rights Agent(*)
           v.   Asset Purchase Agreement dated August 28, 1998 between Bell
                Industries, Inc. and PrimeSource Corporation(*)
           w.   The Agreement of Purchase and Sale dated October 1, 1998
                between Bell Industries, Inc. and Arrow Electronics, Inc.(*)
           x.   Credit Agreement dated as of April 14, 1999 between the
                Registrant and Union Bank of California, N.A.
           y.   First Amendment to Credit Agreement dated as of April 26,
                2000 between the Registrant and Union Bank of California,
                N.A.
21.        Subsidiaries of the Registrant
23.        Consent of Independent Accountants

---------------
(*) Incorporated by reference.