Form 10-Q
period 2001-03-31
BELL INDUSTRIES INC /NEW/
filed 2001-05-15
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                          Quarter ended March 31, 2001

                         Commission file number 1-11471

                              BELL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           California                                            95-2039211
---------------------------------                            -------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


1960 E. Grand Avenue, Suite 560, El Segundo, California                 90245
-------------------------------------------------------               ---------
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

                               YES [X]      NO [ ]

Indicate the number of shares outstanding of the Registrant's class of common stock, as of May 5, 2001: 8,858,637 shares.

                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Income
(Unaudited, in thousands, except per share data)

                                             Three months ended
                                                  March 31
                                          -------------------------
                                              2001             2000
                                          --------         --------
Net sales                                 $ 52,986         $ 54,927

Costs and expenses
    Cost of sales                           44,622           46,729
    Selling and administrative               8,350            7,774
    Interest, net                             (164)             (43)
                                          --------         --------
                                            52,808           54,460
                                          --------         --------
Income before income taxes                     178              467
Income tax provision                            70              185
                                          --------         --------
Net income                                $    108         $    282
                                          ========         ========

Share and Per Share Data

BASIC
    Net income                            $   0.01         $   0.03
                                          ========         ========
    Weighted average common shares           8,823            9,529
                                          ========         ========
DILUTED
    Net income                            $   0.01         $   0.03
                                          ========         ========
    Weighted average common shares           8,879            9,631
                                          ========         ========



     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

                                                            March 31        December 31
                                                              2001             2000
                                                            --------        -----------
ASSETS                                                      Unaudited
Current assets:
    Cash and cash equivalents                               $  9,365         $ 14,433
    Accounts receivable, less allowance for
        doubtful accounts of $1,204 and $1,222                29,422           31,701
    Inventories                                               15,505           15,065
    Prepaid expenses and other                                 4,033            4,012
                                                            --------         --------
        Total current assets                                  58,325           65,211
                                                            --------         --------
Fixed assets, net                                              5,154            4,238
Goodwill                                                       2,206            1,540
Other assets                                                   3,122            3,437
                                                            --------         --------
                                                            $ 68,807         $ 74,426
                                                            ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $ 21,114         $ 24,492
    Accrued liabilities and payroll                           13,775           16,041
                                                            --------         --------
        Total current liabilities                             34,889           40,533
                                                            --------         --------

Deferred compensation and other                                3,182            3,411

Shareholders' equity:
    Preferred stock
        Authorized - 1,000,000 shares
        Outstanding - none
    Common stock
        Authorized - 35,000,000 shares
        Outstanding - 8,838,806 and 8,790,936 shares          33,263           33,117
    Accumulated deficit                                       (2,527)          (2,635)
                                                            --------         --------
        Total shareholders' equity                            30,736           30,482
Commitments and contingencies
                                                            --------         --------
                                                            $ 68,807         $ 74,426
                                                            ========         ========



     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(Unaudited, in thousands)

                                                           Three months ended
                                                                March 31
                                                        -------------------------
                                                            2001             2000
                                                        --------         --------
Cash flows from operating activities:
    Net income                                          $    108         $    282
    Depreciation and amortization                            449              389
    Provision for losses on accounts receivable               42               42
    Changes in assets and liabilities                     (3,820)          (5,102)
                                                        --------         --------
        Net cash used in operating activities             (3,221)          (4,389)
                                                        --------         --------
Cash flows from investing activities:
    Proceeds received on note receivable                      45              165
    Purchases of fixed assets and other                   (1,638)            (647)
    Purchase of business                                    (400)
                                                        --------         --------
        Net cash used in investing activities             (1,993)            (482)
                                                        --------         --------
Cash flows from financing activities:
    Employee stock plans and other                           146              216
    Purchases of company's common stock                                    (2,283)
                                                        --------         --------
        Net cash provided by (used in)
         financing activities                                146           (2,067)
                                                        --------         --------
Net decrease in cash and cash equivalents                 (5,068)          (6,938)
Cash and cash equivalents at beginning of period          14,433            8,550
                                                        --------         --------
Cash and cash equivalents at end of period              $  9,365         $  1,612
                                                        ========         ========

Changes in assets and liabilities:
    Accounts receivable                                 $  2,297         $ (5,225)
    Inventories                                             (440)           3,343
    Accounts payable                                      (3,378)            (909)
    Accrued liabilities and other                         (2,299)          (2,311)
                                                        --------         --------
        Net change                                      $ (3,820)        $ (5,102)
                                                        ========         ========
Supplemental cash flow information:
    Interest paid                                       $      2         $     21
    Income taxes paid                                   $     --         $    558



     See accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Notes to Consolidated Financial Statements

Accounting Principles

The accompanying consolidated financial statements for the three months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Per Share Data

Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants.

Stock Repurchase Program

In February 2000, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of the Company's outstanding common stock during the year 2000. The common stock could be repurchased in the open market at varying prices depending on market conditions and other factors. During the quarter ended March 31, 2000, the Company repurchased 625,600 shares at an average price of $3.65 per share under the repurchase program. During 2000, the Company repurchased 859,900 shares at an average price of $3.43 per share. The repurchase program expired on December 31, 2000.

Warrants

At December 31, 2000, warrants to purchase 526,556 shares at an exercise price of $3.06 per share were outstanding. On February 1, 2001, 47,870 warrants were exercised, and the remaining 478,686 of unexercised warrants expired.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

This analysis contains forward looking comments which are based on current trends. Actual results in the future may differ materially.

Results of operations by business segment were as follows (in thousands):

                                                      Three months ended
                                                           March 31
                                                   -------------------------
                                                       2001             2000
                                                   --------         --------
Net sales
    Systems Integration                            $ 39,628         $ 40,704
    Recreational Products                            10,925           11,888
    Electronics Manufacturing                         2,433            2,335
                                                   --------         --------
                                                   $ 52,986         $ 54,927
                                                   ========         ========
Operating income
    Systems Integration                            $    101         $    117
    Recreational Products                               142              438
    Electronics Manufacturing                           559              581
    Corporate costs                                    (788)            (712)
                                                   --------         --------
                                                         14              424
Interest, net                                           164               43
Income tax provision                                    (70)            (185)
                                                   --------         --------
Net income                                         $    108         $    282
                                                   ========         ========

Net sales for the first quarter decreased 3.5% to $53.0 million from $54.9 million in 2000 and operating income decreased to $14,000 from $424,000 in 2000. Operating results for 2001 were impacted primarily by softening economic conditions resulting in diminished customer spending in the Company's core business markets. Corporate costs increased 10.7% to $788,000 from $712,000 in the previous year. Corporate costs in 2001 include costs associated with the Company's strategic change initiatives that commenced during the second quarter last year. In addition, the Company recorded net interest income of $164,000 in 2001 compared with $43,000 in the first quarter last year based on the Company's strong cash position throughout the first quarter of 2001.

Systems Integration sales for the first quarter decreased 2.6% to $39.6 million as operating income was approximately $100,000 for both periods. The operating results for the first quarter were impacted by the general economic weakness in the technology sector.

Recreational Products sales decreased 8.1% to $10.9 million during the first quarter, and operating income decreased to $142,000 from $438,000 in the prior year. Results were impacted by shifts in gross margin on sales mix, escalating fuel costs, and reduced consumer spending in this sector.

Electronics Manufacturing sales for the first quarter increased slightly to $2.4 million from $2.3 million, while operating income decreased slightly to $559,000 from $581,000 in the prior year. The decrease in operating income is attributable to shifts in gross margin on sales mix.

As a percentage of sales, cost of sales for 2001 decreased to 84.2% from 85.1% in the comparable quarter of 2000. Selling and administrative expenses, as a percentage of sales, increased to 15.8% from 14.2% in the prior year primarily due to increases in information systems, payroll, training, advertising and other related costs associated with the Company's strategic change initiatives. The Company's effective tax rate was 39.5% for both years.

Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

                                      March 31     December 31
                                        2001           2000
                                      --------     -----------
Cash and cash equivalents             $ 9,365        $14,433
Working capital                       $23,436        $24,678
Current ratio                           1.7:1          1.6:1
Shareholders' equity per share        $  3.48        $  3.47
Days' sales in receivables                 56             54
Days' sales in inventories                 32             26

Net cash used in operating activities was $3.2 million in the first quarter of 2001 compared with net cash used in operating activities of $4.4 million in 2000. In the first quarter of 2001, cash used in investing activities totaling $2.0 million included expenditures on information technology, including client contact center investments, and the purchase of a business. In the first quarter of 2000, cash was utilized to repurchase stock in the aggregate amount of $2.3 million in connection with the Company's 2000 stock repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable

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

DATE:          May 14, 2001         /s/   Tracy A. Edwards
-----          ------------         --------------------------------------------
                                          Tracy A. Edwards,
                                          President and
                                          Chief Executive Officer


DATE:          May 14, 2001         /s/   Russell A. Doll
-----          ------------         --------------------------------------------
                                          Russell A. Doll,
                                          Senior Vice President and
                                          Chief Financial Officer