Form 10-Q
period 2001-06-30
BELL INDUSTRIES INC /NEW/
filed 2001-08-14
CIK 945489

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended June 30, 2001

Commission file number 1-11471

California	95-2039211

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1960 E. Grand Avenue, Suite 560, El Segundo, California	90245

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 563-2355

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]         NO [   ]

Indicate the number of shares outstanding of the Registrant’s class of common stock, as of August 14, 2001: 8,858,637 shares.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Operations
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30		June 30

	2001	2000	2001	2000

Net sales	$52,401	$61,064	$105,387	$115,991

Costs and expenses

Cost of sales	43,449	51,327	88,334	98,056

Selling and administrative	8,655	8,611	16,742	16,385

Interest, net	(108)	(21)	(272)	(64)

Special items, net	1,495	(437)	1,495	(437)

	53,491	59,480	106,299	113,940

Income (loss) before income taxes	(1,090)	1,584	(912)	2,051

Income tax provision (benefit)	(431)	626	(361)	811

Net income (loss)	$(659)	$958	$(551)	$1,240

Share and Per Share Data

BASIC

Net income (loss)	$(.07)	$0.11	$(.06)	$0.13

Weighted average common shares	8,852	8,860	8,838	9,195

DILUTED

Net income (loss)	$(.07)	$0.11	$(.06)	$0.13

Weighted average common shares	8,852	8,860	8,838	9,245

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

	June 30	December 31
	2001	2000

	Unaudited

ASSETS

Current assets:

Cash and cash equivalents	$8,646	$14,433

Accounts receivable, less allowance for doubtful accounts of $1,318 and $1,222	27,186	31,701

Inventories	11,692	15,065

Prepaid expenses and other	4,421	4,012

Total current assets	51,945	65,211

Fixed assets, net	6,225	4,238

Goodwill	2,177	1,540

Other assets	3,184	3,437

	$63,531	$74,426

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$15,678	$24,492

Accrued liabilities and payroll	14,590	16,041

Total current liabilities	30,268	40,533

Deferred compensation and other	3,146	3,411

Shareholders’ equity:

Preferred stock

Authorized — 1,000,000 shares

Outstanding — none

Common stock

Authorized — 35,000,000 shares

Outstanding — 8,858,637 and 8,790,936 shares	33,303	33,117

Accumulated deficit	(3,186)	(2,635)

Total shareholders’ equity	30,117	30,482

Commitments and contingencies

	$63,531	$74,426

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Six months ended
	June 30

	2001	2000

Cash flows from operating activities:

Net income (loss)	$(551)	$1,240

Depreciation and amortization	1,018	773

Provision for losses on accounts receivable	82	84

Gain on sale of real estate		(2,842)

Changes in assets and liabilities	(2,987)	4,347

Net cash provided by (used in) operating activities	(2,438)	3,602

Cash flows from investing activities:

Proceeds received on note receivable	90	307

Purchase of fixed assets and other	(3,225)	(1,087)

Purchase of business	(400)

Net proceeds from sale of real estate		2,951

Net cash provided by (used in) investing activities	(3,535)	2,171

Cash flows from financing activities:

Employee stock plans and other	186	216

Purchases of common stock		(2,826)

Net cash provided by (used in) financing activities	186	(2,610)

Net increase (decrease) in cash and cash equivalents	(5,787)	3,163

Cash and cash equivalents at beginning of period	14,433	8,550

Cash and cash equivalents at end of period	$8,646	$11,713

Changes in assets and liabilities:

Accounts receivable	$4,419	$928

Inventories	3,373	4,420

Accounts payable	(8,814)	88

Accrued liabilities and other	(1,965)	(1,089)

Net change	$(2,987)	$4,347

Supplemental cash flow information:

Interest paid	$3	$26

Income taxes paid	$—	$1,682

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Notes to Consolidated Financial Statements

Accounting Principles

The accompanying consolidated financial statements for the three and six month periods ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to guidelines of the Securities and Exchange Commission (the “SEC”). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Per Share Data

Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants.

Special Items

During the quarter ended June 30, 2001, the Company recorded special pre-tax charges totaling $1.5 million. The charges consisted of $845,000 of costs related to the strategic repositioning of the Company’s Midwest operations of its Systems Integration business and $650,000 in settlement costs associated with an executive change-in-control contract. Components of the repositioning charge included facilities consolidation costs and asset write-downs in connection with the opening of a new technology center and separation costs.

During the quarter ended June 30, 2000, the Company recorded special pre-tax charges totaling $2.4 million. The charges consisted of $1.8 million of costs associated with the realignment of the Company’s Midwest operations of its Systems Integration business and $600,000 of costs associated with a corporate identity program which included new marketing initiatives for branding and sales development. Components of the Midwest realignment charge included separation costs, asset write-downs and other exit costs related to the consolidation of facilities, logistics, and sales and service operations. Additionally, the Company recorded a pre-tax gain of approximately $2.8 million from the disposition of a real estate asset related to a previously disposed business.

Stock Repurchase Programs

In July 2001 and February 2000, the Board of Directors authorized stock repurchase programs (the “2001 Program” and “2000 Program”) of up to 1,000,000 shares each of the Company’s outstanding common stock. The common stock can be repurchased in the open market at varying prices depending on market conditions and other factors.

During the six months ended June 30, 2000, the Company repurchased 809,900 shares at an average price of $3.49 per share under the 2000 Program. During 2000, the Company repurchased 859,900 shares at an average price of $3.43 per share. The 2000 Program expired on December 31, 2000.

Warrants

At December 31, 2000, warrants to purchase 526,556 shares at an exercise price of $3.06 per share were outstanding. On February 1, 2001, 47,870 warrants were exercised, and the remaining 478,686 of unexercised warrants expired.

New Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002 and is not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

This analysis contains forward looking comments which are based on current trends. Actual results in the future may differ materially.

Results of operations by business segment for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):

	Three months ended		Six months ended
	June 30		June 30

	2001	2000	2001	2000

Net sales

Systems Integration	$36,396	$43,226	$76,024	$83,930

Recreational Products	14,227	15,088	25,152	26,976

Electronics Manufacturing	1,778	2,750	4,211	5,085

	$52,401	$61,064	$105,387	$115,991

Operating income (loss)

Systems Integration	$(853)	$(1,365)	$(752)	$(1,248)

Recreational Products	802	835	944	1,273

Electronic Manufacturing	375	683	934	1,264

Special items, net	(650)	2,242	(650)	2,242

Corporate costs	(872)	(832)	(1,660)	(1,544)

	(1,198)	1,563	(1,184)	1,987

Interest, net	108	21	272	64

Income tax benefit (provision)	431	(626)	361	(811)

Net income (loss)	$(659)	$958	$(551)	$1,240

Net sales for the six months ended June 30, 2001 decreased 9.1% to $105.4 million from $116.0 million in 2000, while operating loss totaled $1.2 million in 2001 compared to operating income of $2.0 million in the prior year period. For the three months ended June 30, 2001, the Company’s net sales decreased 14.2% to $52.4 million from $61.1 million in 2000. Operating loss, for the three months ended June 30, 2001, totaled $1.2 million compared to operating income of $1.6 million in the comparable 2000 period.

The operating results for the three and six month periods ended June 30, 2001 include pre-tax charges totaling $1.5 million. The charges consisted of $845,000 of costs related to the strategic repositioning of the Company’s Midwest operations of its Systems Integration business and $650,000 of settlement costs associated with an executive change-in-control contract. Components of the repositioning charge included facilities consolidation costs and asset write-downs in connection with the opening of a new technology center and separation costs. The $845,000 repositioning charge has been included in the operating results of Systems Integration.

The operating results for the three and six month periods ended June 30, 2000 include pre-tax charges totaling $2.4 million. The charges consisted of $1.8 million of costs associated with the realignment of the Company’s Midwest operations of its Systems Integration business and $600,000 of costs for a corporate identity program. The Midwest realignment charge included separation costs, asset write-downs and other exit costs related to the consolidation of facilities, logistics, and sales and service operations. The $1.8 million realignment charge has been included in the operating results of Systems Integration. Additionally, the 2000 operating results include a pre-tax gain of $2.8 million from the disposition of a real estate asset related to a previously disposed business.

Corporate costs for the three and six months ended June 30, 2001 increased slightly from the previous year. The increase is primarily attributable to costs associated with the Company’s strategic change initiatives that commenced during the second quarter of 2000.

Systems Integration sales for the six months ended June 30, 2001 decreased 9.4% to $76.0 million compared with $83.9 million in 2000. Excluding the special charge of $845,000 that was allocated to this business unit, operating income was approximately $100,000 for the 2001 period compared with operating income of $557,000, before the special charge of $1.8 million, in the prior year period. Including the $845,000 charge, this business unit recorded an operating loss of $752,000 in the 2001 period. For the three months ended June 30, 2001, Systems Integration sales decreased 15.8% to $36.4 million from $43.2 million in the prior year period. Excluding the special charge of $845,000, this business unit reported breakeven operating results for the second quarter of 2001, compared with operating income of $440,000, before the special of $1.8 million, in the prior year second quarter. Including the $845,000 charge, Systems Integration recorded an operating loss of $853,000. Systems Integration operating results have been impacted by the generally weak economy and a decrease in IT spending on hardware and related technology services. The decrease in sales for the quarter also reflects a change to an agency model for certain sales transactions. Under an agency model, revenues represent fees earned on product sales transacted directly by the manufacturer.

Recreational Products sales for the six months ended June 30, 2001 decreased 6.8% to $25.2 million while operating income decreased 25.8% to $944,000. For the three months ended June 30, 2001, Recreational Products sales decreased 5.7% to $14.2 million while operating income decreased slightly to $802,000 from $835,000 in the previous year. Results have been impacted by high fuel costs and reduced consumer spending in this sector.

Electronics Manufacturing sales for the six months ended June 30, 2001 decreased 17.2% to $4.2 million while operating income decreased 26.1% to $934,000. For the three months ended June 30, 2001, Electronics Manufacturing sales decreased 35.3% to $1.8 million while operating income decreased 45.1% to $375,000. Results were impacted by weak demand for electronic components throughout the period.

As a percentage of sales, cost of sales for the six months ended June 30, 2001 decreased to 83.8% from 84.5% in 2000. Selling and administrative expenses, as a percentage of sales, increased to 15.9% from 14.1% in the prior year primarily due to increases in information systems, payroll, training, and other related costs associated with the Company’s strategic change initiatives. The Company’s effective tax rate was approximately 39.5% for all periods presented.

Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

	June 30	December 31
	2001	2000

Cash and cash equivalents	$8,646	$14,433

Working capital	$21,677	$24,678

Current ratio	1.7:1	1.6:1

Shareholders’ equity per share	$3.40	$3.47

Days’ sales in receivables	52	54

Days’ sales in inventories	29	26

Net cash used in operating activities was $2.4 million for the six months ended June 30, 2001, compared to cash provided by operating activities of $3.6 million for the comparable prior year period. The cash used in operating activities during 2001 is primarily attributable to reduced accounts receivable and inventory offset by the timing of payments of accounts payable and other liabilities. Net cash used in investing activities during 2001, totaling $3.5 million, included expenditures on information technology, including the investment in the new technology center, and the purchase of a business. Cash flows from investing activities during 2000 included approximately $3.0 million of net proceeds from the sale of a real estate asset. During the six months ended June 30, 2000, cash was utilized to repurchase stock in the aggregate amount of $2.8 million in connection with the Company’s 2000 stock repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

PART II — OTHER INFORMATION

Items 1 through 5.

            Not applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.1	Agreement for Wholesale Financing dated as of May 11, 2001 between the Registrant and Deutsche Financial Services Corporation.

10.2	Agreement for Wholesale Financing dated as of June 27, 2001 between the Registrant and IBM Credit Corporation.

10.3	First Amendment to Rights Agreement, dated May 30, 2001, by and between the Registrant, Harris Trust Company of California and Computershare Investor Services, LLC is incorporated by reference to Exhibit 1 to the Registrant's Form 8-A12(b), dated May 30, 2001.

10.4	Second Amendment to Rights Agreement, dated May 30, 2001, by and between the Registrant and Computershare Investor Services, LLC, as Rights Agent, is incorporated by reference to Exhibit 1 to the Registrant's Form 8-A12(b), dated May 30, 2001.

(b)	Reports on Form 8-K:

Form 8-K, event date: May 30, 2001, filed in connection with extending the Shareholder Rights Plan to May 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL INDUSTRIES, INC.

DATE: August 14, 2001	By:	/s/ Tracy A. Edwards

Tracy A. Edwards, President and Chief Executive Officer

DATE: August 14, 2001	By:	/s/ Russell A. Doll

Russell A. Doll, Senior Vice President and Chief Financial Officer