Form 10-Q
period 2001-09-30
BELL INDUSTRIES INC /NEW/
filed 2001-11-14
CIK 945489

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                        Quarter ended September 30, 2001

                         Commission file number 1-11471



                              BELL INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           California                                            95-2039211
           ----------                                            ----------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


1960 E. Grand Avenue, Suite 560, El Segundo, California             90245-4608
-------------------------------------------------------             ----------
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


                   YES [X]                     NO [ ]


Indicate the number of shares outstanding of the Registrant's class of common stock, as of November 13, 2001: 8,872,141 shares.

                         Part I - FINANCIAL INFORMATION



Item 1. Financial Statements
Bell Industries, Inc.
Consolidated Statement of Operations
(Unaudited, in thousands, except per share data)

                                            Three months ended              Nine months ended
                                               September 30                   September 30
                                         ------------------------       -------------------------
                                           2001           2000            2001            2000
                                         --------       ---------       ---------       ---------
Net sales                                $ 46,212       $  72,718       $ 151,599       $ 188,709
                                         --------       ---------       ---------       ---------
Costs and expenses
     Cost of sales                         37,806          62,985         126,140         161,040
     Selling and administrative             8,272           8,995          25,014          25,381
     Interest, net                           (108)           (104)           (380)           (168)
     Special items, net                                                     1,495            (437)
                                         --------       ---------       ---------       ---------
                                           45,970          71,876         152,269         185,816
                                         --------       ---------       ---------       ---------

Income (loss) before income taxes             242             842            (670)          2,893
Income tax provision (benefit)                 96             333            (265)          1,144
                                         --------       ---------       ---------       ---------
Net income (loss)                        $    146       $     509       $    (405)      $   1,749
                                         ========       =========       =========       =========

Share and Per Share Data

BASIC
     Net income (loss)                   $    .02       $     .06       $    (.05)      $     .19
                                         ========       =========       =========       =========
     Weighted average common shares         8,867           8,835           8,847           9,075
                                         ========       =========       =========       =========

DILUTED
     Net income (loss)                   $    .02       $     .06       $    (.05)      $     .19
                                         ========       =========       =========       =========
     Weighted average common shares         8,867           8,836           8,847           9,109
                                         ========       =========       =========       =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Condensed Consolidated Balance Sheet
(Dollars in thousands)

                                                         September 30    December 31
                                                             2001           2000
                                                           --------       --------
                                                          Unaudited
ASSETS
Current assets:
     Cash and cash equivalents                             $ 10,457       $ 14,433
     Accounts receivable,
         less allowance for doubtful
              accounts of $1,528 and $1,222                  21,619         31,701
     Inventories                                             11,870         15,065
     Prepaid expenses and other                               4,389          4,012
                                                           --------       --------
         Total current assets                                48,335         65,211
                                                           --------       --------

Fixed assets, net                                             6,846          4,238
Goodwill                                                      2,146          1,540
Other assets                                                  3,041          3,437
                                                           --------       --------

                                                           $ 60,368       $ 74,426
                                                           ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $ 13,289       $ 24,492
     Accrued liabilities and payroll                         13,799         16,041
                                                           --------       --------
         Total current liabilities                           27,088         40,533
                                                           --------       --------

Deferred compensation and other                               2,974          3,411

Shareholders' equity:
     Preferred stock
         Authorized - 1,000,000 shares
         Outstanding - none
     Common stock
         Authorized - 35,000,000 shares
         Outstanding - 8,883,041 and 8,790,936 shares        33,346         33,117
     Accumulated deficit                                     (3,040)        (2,635)
                                                           --------       --------
         Total shareholders' equity                          30,306         30,482
                                                           --------       --------
Commitments and contingencies
                                                           $ 60,368       $ 74,426
                                                           ========       ========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(Unaudited, in thousands)

                                                            Nine months ended
                                                               September 30
                                                          ----------------------
                                                            2001           2000
                                                          --------       -------
Cash flows from operating activities:
     Net income (loss)                                    $   (405)      $ 1,749
     Depreciation and amortization                           1,613         1,170
     Provision for losses on accounts receivable                99           124
     Gain on sale of real estate                                          (2,842)
     Changes in assets and liabilities                        (792)       (1,152)
                                                          --------       -------
              Net cash provided by (used in)
                operating activities                           515          (951)
                                                          --------       -------
Cash flows from investing activities:
     Payments received on note receivable                      137           392
     Purchases of fixed assets and other                    (4,457)       (1,380)
     Purchase of business                                     (400)
     Net proceeds from sale of real estate                                 2,951
                                                          --------       -------
              Net cash provided by (used in)
                  investing activities                      (4,720)        1,963
                                                          --------       -------
Cash flows from financing activities:
     Employee stock plans and other                            229           268
     Purchases of common stock                                            (2,946)
                                                          --------       -------
              Net cash provided by (used in)
                financing activities                           229        (2,678)
                                                          --------       -------
Net decrease in cash and cash equivalents                   (3,976)       (1,666)
Cash and cash equivalents at beginning of period            14,433         8,550
                                                          --------       -------
Cash and cash equivalents at end of period                $ 10,457       $ 6,884
                                                          ========       =======

Changes in assets and liabilities:
     Accounts receivable                                  $  9,776       $(5,672)
     Inventories                                             3,195         5,455
     Accounts payable                                      (11,203)          858
     Accrued liabilities and other                          (2,560)       (1,793)
                                                          --------       -------
              Net change                                  $   (792)      $(1,152)
                                                          ========       =======
Supplemental cash flow information:
     Interest paid                                        $      4       $    26
     Income taxes paid                                                     1,925



     See Accompanying Notes to Condensed Consolidated Financial Statements.

Bell Industries, Inc.
Notes to Condensed Consolidated Financial Statements

Accounting Policies

The accompanying consolidated financial statements for the three and nine month periods ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles ("GAAP")and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

Special Items

During the second quarter ended June 30, 2001, the Company recorded special pre-tax charges totaling $1.5 million. The charges consisted of $845,000 of costs related to the strategic repositioning of the Company's Midwest operations of its Systems Integration business and $650,000 in settlement costs associated with an executive change-in-control contract. Components of the repositioning charge included facilities consolidation costs and asset write-downs in connection with the opening of a new technology center and separation costs.

During the second quarter ended June 30, 2000, the Company recorded special pre-tax charges totaling $2.4 million. The charges consisted of $1.8 million of costs associated with the realignment of the Company's Midwest operations of its Systems Integration business and $600,000 of costs associated with a corporate identity program, which included new marketing initiatives for branding and sales development. Components of the Midwest realignment charge included separation costs, asset write-downs and other exit costs related to the consolidation of facilities, logistics, and sales and service operations. Additionally, the Company recorded a pre-tax gain of approximately $2.8 million from the sale of a real estate asset related to a previously disposed business.

Stock Repurchase Programs

In July 2001 and February 2000, the Board of Directors authorized stock repurchase programs (the "2001 Program" and "2000 Program") of up to 1,000,000 shares each of the Company's outstanding common stock. The common stock can be repurchased in the open market at varying prices depending on market conditions and other factors.

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

New Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002 and is not expected to have a material effect on the Company's consolidated financial position, result of operations or cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 but retains many of its fundamental provisions. In addition, SFAS No. 144 expands the scope of discontinued operations to include more disposal transactions. The adoption date for the Company will be January 1, 2002 and is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

This analysis contains forward looking comments which are based on current trends. Actual results in the future may differ materially.

Results of operations by business segment for the three months and nine months ended September 30, 2001 and 2000 were as follows (in thousands):

                                       Three months ended              Nine months ended
                                          September 30                   September 30
                                    ------------------------       -----------------------
                                      2001           2000            2001            2000
                                    --------       ---------       ---------       ---------
Net sales

     Systems Integration            $ 31,994       $  55,320       $ 108,018       $ 139,250
     Recreational Products            12,498          13,018          37,650          39,994
     Electronics Manufacturing         1,720           4,380           5,931           9,465
                                    --------       ---------       ---------       ---------
                                    $ 46,212       $  72,718       $ 151,599       $ 188,709
                                    ========       =========       =========       =========

Operating income (loss)
     Systems Integration            $    279       $     451       $    (473)      $    (797)
     Recreational Products               276             255           1,220           1,528
     Electronics Manufacturing           433           1,097           1,367           2,361
     Special items                                                      (650)          2,242
     Corporate costs                    (854)         (1,065)         (2,514)         (2,609)
                                    --------       ---------       ---------       ---------
                                         134             738          (1,050)          2,725

Interest, net                            108             104             380             168
Income tax benefit (provision)           (96)           (333)            265          (1,144)
                                    --------       ---------       ---------       ---------

Net income (loss)                   $    146       $     509       $    (405)      $   1,749
                                    ========       =========       =========       =========

Net sales for the nine months ended September 30, 2001 decreased 19.7% to $151.6 million from $188.7 million in 2000, while net loss totaled $405,000 in 2001 compared to net income of $1.7 million in the prior year period. For the three months ended September 30, 2001, net sales decreased 36.4% to $46.2 million from $72.7 million in the 2000 period. Net income for the three months ended September 30, 2001 declined to $146,000 from $509,000 in the prior year third quarter.

The operating results for the nine months ended September 30, 2001 include pre-tax charges totaling $1.5 million. The charges consisted of $845,000 of costs related to the strategic repositioning of the Company's Midwest operations of it Systems Integration business and $650,000 of settlement costs associated with an executive change-in-control contract. Components of the repositioning charge included facilities consolidation costs and asset write-downs in connection with the opening of a new technology center and separation costs. The $845,000 repositioning charge has been included in the operating results of Systems Integration.

The operating results for the nine months ended September 30, 2000 include pre-tax charges totaling $2.4 million. The charges consisted of $1.8 million of costs associated with the realignment of the Company's Midwest operations of its Systems Integration business and $600,000 of costs for a corporate identity program. The Midwest realignment charge included separation costs, asset write-downs and other exit costs related to the consolidation of facilities, logistics, and sales and service operations. The $1.8 million realignment charge has been included in the operating results of Systems Integration. Additionally, the 2000 operating results include a pre-tax gain of $2.8 million from the disposition of a real estate asset related to a previously disposed business.

Corporate costs for the three and nine months ended September 30, 2001 decreased $211,000 and $95,000 from the corresponding prior year periods. The decrease is primarily attributable to reduced costs associated with the Company's strategic change initiatives.

Systems Integration sales for the nine months ended September 30, 2001 decreased 22.4% to $108.0 million compared with $139.3 million in 2000. Excluding the special charge of $845,000 that was allocated to this business unit, operating income was $372,000 for the 2001 period compared with operating income of approximately $1.0 million, before the special charge of $1.8 million, in the prior year period. Including the $845,000 charge, this business unit recorded an operating loss of $473,000 in the 2001 period. For the three months ended September 30, 2001, Systems Integration sales decreased 42.2% to $32.0 million from $55.3 million in the prior year period. Operating income for the three months ended September 30, 2001 decreased to $279,000 from $451,000 in the prior year third quarter. During the prior year's third quarter, revenues included sales for major hardware projects at two large clients for which no similar sales occurred in the current year's third quarter. Also contributing to the decline in sales was the continuing industry-wide slow down in IT spending and the ongoing transition to an agency model for certain sales transactions, whereby revenues represent fees earned on product sales transacted directly with clients by manufacturers.

Recreational Products sales for the nine months ended September 30, 2001 decreased 5.9% to $37.7 million while operating income decreased 20.2% to $1.2 million. For the three months ended September 30, 2001, Recreational Products sales decreased 4.0% to $12.5 million while operating income increased slightly to $276,000 from $255,000 in the previous year. Results have been impacted by high fuel costs and reduced consumer spending in this sector.

Electronics Manufacturing sales for the nine months ended September 30, 2001 decreased 37.3% to $5.9 million while operating income decreased 42.1% to $1.4 million. For the three months ended September 30, 2001, Electronics Manufacturing sales decreased 60.7% to $1.7 million while operating income decreased 60.5% to $433,000 from a record third quarter of $1.1 million last year. Results continued to be impacted by the current environment of sharply reduced demand for electronic components, particularly in the telecommunications industry.

As a percentage of sales, cost of sales for the nine months ended September 30, 2001 decreased to 83.2% from 85.3% in 2000. This improvement is primarily attributable to the change to an agency model for certain Systems Integration sales transactions and a slight improvement in product gross margins across all business segments. Although selling and administrative expenses decreased $367,000 during the period, as a percentage of sales selling and administrative expenses increased to 16.5% from 13.4% for the nine months ended September 30, 2001. This increase is primarily attributable to the 22.4% decrease in Systems Integration sales during the nine months ended September 30, 2001 as compared to the prior year period.

Selected financial position data is set forth in the following table (dollars in thousands, except per share amounts):

                                 September 30  December 31
                                      2001         2000
                                    -------      -------
Cash and cash equivalents           $10,457      $14,433
Working capital                     $21,247      $24,678
Current ratio                         1.8:1        1.6:1
Shareholders' equity per share      $  3.41      $  3.47
Days' sales in receivables               51           54
Days' sales in inventories               29           26

Net cash provided by operating activities was $515,000 for the nine months ended September 30, 2001, compared to cash used in operating activities of $951,000 for the comparable prior year period. Net cash used in investing activities during 2001, totaling $4.7 million, included expenditures for a new technology center in the Midwest, a client dedicated technology support center in the Atlantic region, expenditures on information technology, and the purchase of a business. Cash flows from investing activities during 2000 included approximately $3.0 million of net proceeds from the sale of a real estate asset. During the nine months ended September 30, 2000, cash was utilized to repurchase stock in the aggregate amount of $2.9 million in connection with the Company's 2000 stock repurchase program.

'                                      -8-



The Company believes that sufficient cash resources exist to support requirements for its operations and commitments through available cash, bank borrowings and cash generated from operations. The Company has a line of credit in the amount of $20.0 million to finance its working capital needs o operate and grow its businesses. Management believes that it has access to additional financing as required.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

PART II - OTHER INFORMATION

Items 1 through 5.

                Not applicable

Item 6. Exhibits and Reports on Form 8-K.

                (a) Exhibits:

                99.      Bell Industries, Inc. 2001 Stock Option Plan

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BELL INDUSTRIES, INC.

                                       By:

DATE: November 13, 2001                /s/TRACY A. EDWARDS
      -----------------                -----------------------------------------
                                       Tracy A. Edwards,
                                       President and
                                       Chief Executive Officer


DATE: November 13, 2001                /s/ RUSSELL A. DOLL
      -----------------                -----------------------------------------
                                       Russell A. Doll,
                                       Senior Vice President -
                                       Chief Financial Officer