Form 10-K
period 2001-12-31
BELL INDUSTRIES INC /NEW/
filed 2002-04-01
CIK 945489

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001

Commission file number 1-11471

Bell Industries, Inc.

California	95-2039211
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1960 E. Grand Ave Suite 560 El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 563-2355

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock	American Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None.

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein.     Not Applicable ☑

      As of March 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $18,901,873.

      As of March 15, 2002, the number of shares outstanding of the Registrant’s class of common stock was: 8,889,708.

DOCUMENT INCORPORATED BY REFERENCE

      None.

PART I

Item 1.	Business

      Bell Industries, Inc.’s (“Bell” or the “Company”) operations include computer systems integration; distribution of aftermarket products for recreational vehicles, motorcycles, snowmobiles and powerboats; and specialty electronics manufacturing. Bell employed approximately 600 people at December 31, 2001.

Systems Integration

      The systems integration business, the Tech.logix Group (“BTL” or “Systems Integration”), (2001 sales of $130.4 million) is a provider of integrated technology solutions for middle market organizations in the Midwestern and Eastern United States. BTL is headquartered in Indiana and has offices and service facilities in the Midwest and Atlantic regions.

      BTL’s services focus on the design and management of wide scale technology infrastructure solutions. Core service areas include strategic sourcing, product services, technical support, technology integration, and project management. BTL meets clients’ needs by combining a comprehensive offering of value-added services with its expertise in sourcing and distributing microcomputers, network products, computer peripherals, and software.

      BTL’s suppliers include: Compaq, IBM, Hewlett-Packard and Sun Microsystems for personal computers and servers; Microsoft, Symantec, Lotus, Adobe Systems and Novell for software; and Cisco, Citrix, 3Com, Nortel Networks, and Veritas for network-related products. BTL has over 2,000 clients, with three clients (all Fortune 500 companies) accounting for approximately 30% of 2001 BTL revenues.

      Although there are no dominant competitors in BTL’s market due to fragmentation of the industry, BTL competes with companies such as CompuCom Systems, Pomeroy Computer Resources, and Sarcom, as well as a number of smaller regional firms in specialized services. Some of the larger competitors may have greater financial and marketing resources than BTL.

Recreational Products

      The Recreational Products Group (“RPG”) (2001 sales of $46.0 million) is a distributor of replacement parts and accessories for recreational and other leisure-time vehicles. RPG supplies these products in the upper Midwestern United States to service departments of dealers and retail stores selling recreational vehicles, snowmobiles, motorcycles, ATV’s, marine products and apparel. RPG also sells to independent repair facilities. For all product groups, RPG operates distribution and administration facilities in Germantown, Wisconsin; St. Paul, Minnesota; and Grand Rapids, Michigan, and maintains a sales office in Brainerd, Minnesota.

      RPG supplies more than 9,000 recreational vehicle-related products, as well as over 9,500 marine items, 10,000 motorcycle and ATV items, 7,000 snowmobile items, and 1,000 apparel products. Major product lines distributed by RPG include Dunlop tires (motorcycle tires), Carefree of Colorado (awnings for RV’s and campers), Reese Products (trailer hitches for all types of vehicles), Fieldsheer Corporation (clothing apparel for cycling), and Johnson Fishing, Inc. (marine motors). RPG has over 4,800 customers, none of which accounts for over 5% of its annual sales. RPG has significant market share in the distribution of recreational vehicle replacement parts and accessories in the upper Midwestern United States.

      RPG faces significant competition from national and regional distributors of after-market products for recreational vehicles, motorcycles, snowmobiles, marine products, and apparel products.

Electronics Manufacturing

      The J. W. Miller Division (“JWM”) of Bell Industries, located in Gardena, California (2001 sales of $7.2 million), manufactures and distributes over 5,000 different radio frequency (“RF”) standard and surface mount magnetic products. JWM’s RF magnetic products include inductors, coils, and chokes, among others.

These products are used extensively in all types of circuitry found in electronic applications including computer, medical and telecommunications equipment.

      JWM’s products are sold through national, regional and international distributors directly and through manufacturer’s representatives located in North America, Europe and Asia. JWM’s customers include electronic distributors and manufacturers with its four largest customers representing 47% of its total sales. The majority of JWM’s sales are derived from customers located in North America.

Sold Businesses

Precision Metalcraft Division

      In July 1999, Bell completed the sale of its Precision Metalcraft Division (“PMD”) to a privately-held company. During 1999, PMD had sales of $6.1 million. PMD, located in Mountain View, California, manufactured high quality, precision metal stamped parts. Its products were sold to original equipment manufacturers and contract manufacturers in a variety of industries including electronic components, computers and related peripheral equipment.

Electronics Distribution

      In January 1999, Bell completed the sale of its Electronics Distribution Group (“EDG”) to Arrow Electronics, Inc. Under Bell’s ownership, EDG sold electronic components to approximately 10,000 customers in North America, including: semiconductors, passive components, connectors, and board-level products. EDG also provided various value-added services. EDG was based in El Segundo, California and marketed electronic components from more than 30 sales facilities located throughout the United States and Canada to a broad base of customers and markets.

Item 2.	Properties

      At December 31, 2001, the Company leased 18 facilities, containing approximately 353,000 square feet and owned one facility, containing approximately 20,000 square feet. The facilities utilized by each of the Company’s business segments are set forth in the following table:

	Area in Square Feet
	(Number of Locations)

	Owned		Leased

Systems Integration			138,000	(13)
Recreational Products			212,000	(4)
Electronics Manufacturing	20,000	(1)
Corporate			3,000	(1)

	20,000	(1)	353,000	(18)

      Management believes that these properties are in good condition and suitable for their present use. Generally, the Company’s facilities are fully utilized.

Item 3.	Legal Proceedings

      The Company is involved in litigation which is incidental to its current and discontinued businesses. The resolution of this litigation is not expected to have a material effect on the Company’s financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted during the fourth quarter of 2001.

Executive Officers of the Registrant

      The Executive Officers of the Registrant are as follows:

			Year First
Name	Age	Position	Named Officer

Tracy A. Edwards	45	President and Chief Executive Officer (1)	1991
Russell A. Doll	40	Senior Vice President and Chief Financial Officer (2)	1998
Charles S. Troy	58	Vice President (3)	1997
Mitchell I. Rosen	37	Vice President and Corporate Controller (4)	2001

(1)	Mr. Edwards was appointed President and Chief Executive Officer in February 1999. From January 1998 to February 1999, he served as Executive Vice President — Finance and Operations, and Chief Financial Officer. Prior to January 1998, Mr. Edwards was Vice President and Chief Financial Officer. He also serves as Chairman of the Board of Directors.

(2)	Mr. Doll was appointed Senior Vice President and Chief Financial Officer in February 2000. From February 1999 to February 2000, he served as Vice President and Chief Financial Officer. From April 1998 to February 1999, he served as Vice President, Finance. From November 1994 to April 1998, Mr. Doll was employed as Vice President and Chief Financial Officer of Predelivery Service Corporation, a former subsidiary of Ford Motor Company.

(3)	Mr. Troy was employed as President and Chief Executive Officer of E & S Management Corporation, a regional property management firm, for the five years prior to his appointment as Vice President in September 1997.

(4)	Mr. Rosen was appointed Vice President and Corporate Controller in May 2001. He was employed in a similar capacity with the Company from December 2000 to May 2001. Prior to December 2000, he was a senior manager with PricewaterhouseCoopers LLP.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Bell’s common stock (ticker symbol BI) was previously listed on the New York and Pacific Stock Exchanges. Effective March 13, 2000, Bell’s shares began trading on the American Stock Exchange (AMEX) and ceased trading on the New York Stock Exchange. The following table shows the high, low and closing market prices for the Company’s common stock during the eight most recent quarters.

	Quarter Ended

	March 31	June 30	September 30	December 31

Year ended December 31, 2001
High	$3.40	$2.99	$2.59	$2.47
Low	2.38	2.19	1.65	1.66
Close	2.90	2.50	1.80	2.17
Year ended December 31, 2000
High	$7.75	$3.38	$2.69	$3.56
Low	3.19	2.44	2.00	1.50
Close	3.19	2.63	2.31	2.50

      Approximate number of record holders of common stock as of March 15, 2002: 1,150.

Item 6.	Selected Financial Data

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands, except per share data)
Operating Results
Net sales	$183,621	$251,887	$240,420	$212,468	$194,641
Income (loss) from continuing operations, before extraordinary loss (1)	$(1,041)	$2,319	$5,488	$(13,189)	$(6,135)
Income from discontinued operations				$7,275	$16,216
Reserve recovery (loss) on sale of discontinued operations			$1,379	$(56,849)
Net income (loss) (2)	$(1,041)	$2,319	$6,867	$(62,763)	$9,406
Financial Position
Working capital	$21,314	$24,678	$25,486	$84,957	$208,012
Total assets	$56,906	$74,426	$75,951	$270,759	$431,233
Long-term liabilities	$2,810	$3,411	$4,051	$8,319	$178,825
Shareholders’ equity	$29,678	$30,482	$30,796	$90,455	$151,352
Share and Per Share Data (3)
BASIC
Income (loss) from continuing operations, before extraordinary loss (1)	$(.12)	$.26	$.57	$(1.40)	$(.67)
Income from discontinued operations				$.77	$1.77
Reserve recovery (loss) on sale of discontinued operations			$.15	$(6.04)
Net income (loss) (2)	$(.12)	$.26	$.72	$(6.67)	$1.03
Weighted average common shares (000’s)	8,854	8,999	9,595	9,411	9,157
DILUTED
Income (loss) from continuing operations, before extraordinary loss (1)	$(.12)	$.26	$.57	$(1.40)	$(.67)
Income from discontinued operations				$.77	$1.77
Reserve recovery (loss) on sale of discontinued operations			$.14	$(6.04)
Net income (loss) (2)	$(.12)	$.26	$.71	$(6.67)	$1.03
Weighted average common shares (000’s)	8,854	9,025	9,646	9,411	9,157
OTHER PER SHARE DATA (4)
Shareholders’ equity	$3.34	$3.47	$3.20	$9.49	$16.23
Market price — high	$3.40	$7.75	$11.69	$14.25	$20.00
Market price — low	$1.65	$1.50	$4.38	$9.00	$12.00
Financial Ratios
Current ratio	1.9	1.6	1.6	1.5	3.1
Long-term liabilities to total capitalization	8.6%	10.1%	11.6%	8.4%	54.2%

(1)	Includes before-tax charge for staff separation and facilities consolidation ($845) and a before-tax charge for settlement costs associated with an executive change-in-control contract ($650) in 2001, before-tax gain on the disposition of a real estate asset ($2,842) and before-tax charge for facilities consolidation and staff relocation costs, asset write-downs and a corporate identity program ($2,405) in 2000, before-tax gain on the disposition of certain real estate assets ($1,497) and a before-tax loss on the disposition of an electronics manufacturing business ($455) in 1999, and before-tax business system and corporate resizing charges ($9,900) in 1998.

(2)	Includes loss on early retirement of debt ($675 or $.07 per share) in 1997.

(3)	Share and per share data have been adjusted to give effect to a 20% stock dividend declared in May 1997.

(4)	Other per share data prior to the 1999 cash distribution dates does not reflect cash distributions totaling $7.00 per share made in June 1999 ($5.70 per share) and December 1999 ($1.30 per share).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties. The actual results may differ materially from those anticipated in these forward-looking statements.

      The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The Company bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances. Actual results in the future may differ from these estimates.

CRITICAL ACCOUNTING POLICIES

      The Summary of Accounting Policies within the Notes to the Consolidated Financial Statements includes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The following is a discussion of each of the Company’s critical accounting policies:

Revenue Recognition

      Sales are recognized when products are shipped or when services are provided assuming no significant Company obligations remain and the collection of related receivables is probable. Revenue recognition on product sales is not subject to significant estimates as the Company has not experienced significant product returns. The Company receives volume incentives from certain vendors related to sales activity of certain products that are recognized when deemed earned.

Valuation of Receivables

      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company performs ongoing credit evaluations of its customers. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Changes in the credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs.

Valuation of Inventory

      The Company periodically reviews inventory items and overall stocking levels to ensure that adequate reserves exist for inventory deemed obsolete or excessive. In making this determination, the Company considers historical stocking levels, recent sales of similar items and forecasted demand for these items. Changes in factors such as customer demand, technology and other matters could affect the level of inventory obsolescence in the future.

RESULTS OF OPERATIONS

      Results of operations by business segment were as follows (in thousands):

	Year Ended December 31,

	2001	2000	1999

Net sales
Systems Integration	$130,395	$188,907	$177,530
Recreational Products	46,044	49,799	48,985
Electronics Manufacturing	7,182	13,181	13,905

	$183,621	$251,887	$240,420

Operating income (loss)
Systems Integration	$(938)	$10	$5,726
Recreational Products	954	1,666	3,029
Electronics Manufacturing	1,590	3,317	1,765
Special items	(650)	2,242	1,497
Corporate costs	(3,137)	(3,652)	(3,081)

	(2,181)	3,583	8,936
Interest, net	460	254	139
Income tax benefit (provision)	680	(1,518)	(3,587)

Income (loss) from continuing operations	$(1,041)	$2,319	$5,488

      A summary of comparative operating results data follows:

Net sales	100.0%	100.0%	100.0%
Cost of sales	(82.9)	(85.3)	(82.8)
Selling and administrative	(16.3)	(12.9)	(13.3)
Depreciation and amortization	(1.2)	(.6)	(.6)
Special items	(.8)	.2	.4
Interest, net	.3	.1	.1

Income (loss) from continuing operations before income taxes	(.9)%	1.5%	3.8%

2001 Compared with 2000

      Net sales for 2001 decreased 27% to $183.6 million from $251.9 million. The operating loss for 2001 was $2.2 million compared to operating income of $3.6 million in 2000. Operating results for 2001 include pre-tax charges totaling $1.5 million composed of $845,000 of costs related to the strategic repositioning of the Company’s Systems Integration Midwest operations and $650,000 in settlement costs associated with an executive change-in-control contract. Components of the repositioning charge included facilities consolidation costs and asset write-downs in connection with the opening of a new technology center and separation costs. The $845,000 repositioning charge has been included in the operating results of Systems Integration. The 2000 results include pre-tax charges totaling $2.4 million consisting of $1.8 million of realignment costs and $600,000 for costs associated with a corporate identity program. The 2000 results also include a pre-tax gain of $2.8 million from the disposition of a real estate asset related to a previously disposed business.

      Systems Integration sales decreased 31% to $130.4 million in 2001 from $188.9 million in 2000. Excluding the $845,000 repositioning charge that was allocated to this business unit, operating loss was $93,000 in 2001 compared to $1.8 million in operating income, excluding $1.8 million realignment charge allocated to this business unit in 2000. Including the charges, operating loss was $938,000 in 2001 compared to operating income of $10,000 in 2000. The decrease in sales for 2001 is primarily attributable to the challenging economic conditions in the technology sector, which has resulted in businesses curtailing and delaying

IT-related expenditures. The decrease in sales also reflects the trend by personal computer manufacturers toward the direct and agency models in serving the marketplace. Manufacturers are directly targeting certain enterprise customers traditionally served by the Systems Integration business unit in the sourcing of personal computers and related products. In the agency model, revenues represent fees from manufacturers on certain direct product sales. In previous years, these transactions were at full sales value as Systems Integration purchased products from manufacturers and resold to its customers.

      Recreational Products sales decreased 8% to $46.0 million in 2001 from $49.8 million in 2000 and operating income decreased to $954,000 from $1.7 million. The decrease in sales for 2001 is primarily attributable to challenging economic conditions, which resulted in reduced spending on recreational products. Also contributing to the decline in operating income and margins was a concentrated effort during 2001 to promote certain products by aggressively reducing prices.

      Electronics Manufacturing sales decreased 46% to $7.2 million in 2001 from $13.2 million in 2000 and operating income decreased to $1.6 million from $3.3 million. The decrease in sales and operating income is attributable to the weakness in demand for electronics and telecommunication components throughout the majority of 2001.

      As a percentage of sales, cost of sales for 2001 decreased to 82.9% from 85.3% in 2000. The decrease is primarily attributable to the change to the agency model on Systems Integration transactions for which no cost of sales is recognized, partially offset by lower overall margins on Recreational Products sales resulting from the aggressive price reductions on certain products. Selling and administrative expenses as a percentage of sales increased to 16.3% in 2001 from 12.9% in 2000 due to the overall reduction in sales in 2001 compared to 2000 and the existence of certain fixed costs. The Company’s effective tax rate was 39.5% in both years.

2000 Compared with 1999

      Net sales for 2000 increased 5% to $251.9 million from $240.4 million in 1999. Operating income decreased to $3.6 million from $8.9 million in 1999. Operating results for 2000 include pre-tax charges totaling $2.4 million consisting of $1.8 million of costs associated with the realignment of the Company’s Midwest operations of its Systems Integration business and $600,000 for costs, included with special items, associated with a corporate identity program. The Midwest realignment charge included separation costs, asset write-downs and other exit costs related to the consolidation of facilities, logistics, and sales and service operations. The $1.8 million realignment charge has been included in the results of Systems Integration. Additionally, the 2000 operating results include $880,000 of costs associated with the Company’s strategic planning and realignment initiatives, included with corporate costs, and a pre-tax gain of $2.8 million, included with special items, from the disposition of a real estate asset related to a previously disposed business. The 1999 results include a pre-tax gain of $1.5 million from the disposition of real estate assets and a pre-tax loss of $455,000 on the disposition of an electronics manufacturing business.

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

      As a percentage of sales, cost of products sold for 2000 increased to 85.3% from 82.8% in 1999. The increase in cost of products sold as a percentage of sales reflects the continued downward pressure on gross profit margins from product sales at System Integration and Recreational Products. Selling and administrative expenses as a percentage of sales decreased to 12.9% in 2000 from 13.3% in 1999 due to a full year of reduced corporate structure costs partially offset by costs associated with the Company’s strategic planning and realignment initiatives. The Company’s effective tax rate was 39.5% in both years.

FINANCIAL CONDITION

      Selected financial condition data are set forth in the following table (dollars in thousands except per share amounts):

	December 31,

	2001	2000

Cash and cash equivalents	$10,418	$14,433
Working capital	$21,314	$24,678
Current ratio	1.9:1	1.6:1
Long-term liabilities to total capitalization	8.6%	10.1%
Shareholders’ equity per share	$3.34	$3.47
Days’ sales in receivables	51	54
Days’ sales in inventories	32	26

      Net cash provided by operating activities was $597,000 in 2001 compared with $7.0 million in 2000. The cash flow from operating activities in 2001 reflects cash collected for accounts receivable offset by payments of accounts payable. The decrease in receivables was primarily due to the 49% decline in revenues during the fourth quarter of 2001 as compared to the prior year. Accounts payable was also significantly lower as of the end of 2001 as a result of reduced inventory purchases in light of the reduced sales levels. Cash used in investing activities during 2001, totaling $4.8 million, included expenditures for a new technology center in the Midwest, a client dedicated technology support center in the Atlantic region, expenditures on information technology, and the purchase of a business.

      The cash flow from operating activities in 2000 is attributable to reduced inventory and accounts receivable. Favorable collection results during the fourth quarter of 2000 contributed to the Company’s strong cash position as of December 31, 2000. Cash flows from investing activities during 2000 included approximately $3.0 million from the sale of a real estate asset. Approximately $2.9 million in cash was also utilized to purchase 859,900 shares under the Company’s stock repurchase program during 2000.

      The Company believes that sufficient cash resources exist to support requirements for its operations and commitments through available cash, bank borrowings and cash generated from operations. Capital expenditures during 2001 were in excess of $4.0 million. The Company currently expects that its capital expenditures in 2002 will be in a range between $1.5 million and $2.0 million, at a level consistent with 1999 and 2000. The Company has a line of credit of $10.0 million with its primary lender expiring in May 2004. Management believes that this facility will be adequate to support cash requirements and believes that it has access to additional financing as necessary.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Shareholders of Bell Industries, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Industries, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

February 14, 2002

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,

	2001	2000	1999

Net sales	$183,621	$251,887	$240,420

Costs and expenses
Cost of sales	152,163	214,831	199,011
Selling and administrative	29,870	32,317	31,977
Depreciation and amortization	2,274	1,593	1,538
Interest, net	(460)	(254)	(139)
Special items, net	1,495	(437)	(1,042)

	185,342	248,050	231,345

Income (loss) from continuing operations before income taxes	(1,721)	3,837	9,075
Income tax provision (benefit)	(680)	1,518	3,587

Income (loss) from continuing operations	(1,041)	2,319	5,488
Reserve recovery on sale of discontinued operations			1,379

Net income (loss)	$(1,041)	$2,319	$6,867

SHARE AND PER SHARE DATA
BASIC
Income (loss) from continuing operations	$(.12)	$.26	$.57
Reserve recovery on sale of discontinued operations			.15

Net income (loss)	$(.12)	$.26	$.72

Weighted average common shares	8,854	8,999	9,595

DILUTED
Income (loss) from continuing operations	$(.12)	$.26	$.57
Reserve recovery on sale of discontinued operations			.14

Net income (loss)	$(.12)	$.26	$.71

Weighted average common shares	8,854	9,025	9,646

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	December 31,

	2001	2000

ASSETS
Current assets
Cash and cash equivalents	$10,418	$14,433
Accounts receivable, less allowance for doubtful accounts of $1,525 and $1,222	17,827	31,701
Inventories	13,608	15,065
Prepaid expenses and other	3,879	4,012

Total current assets	45,732	65,211

Fixed assets, at cost
Land	35	35
Buildings and improvements	1,414	769
Equipment	12,478	9,522

	13,927	10,326
Less accumulated depreciation	(7,608)	(6,088)

Total fixed assets	6,319	4,238

Goodwill, less accumulated amortization of $904 and $791	2,116	1,540
Other assets	2,739	3,437

	$56,906	$74,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,833	$24,492
Accrued payroll	1,472	2,685
Accrued liabilities	11,113	13,356

Total current liabilities	24,418	40,533

Deferred compensation and other	2,810	3,411
Shareholders’ equity
Preferred stock Authorized — 1,000,000 shares, outstanding — none
Common stock Authorized — 35,000,000 shares, outstanding — 8,889,708 and 8,790,936 shares	33,354	33,117
Accumulated deficit	(3,676)	(2,635)

Total shareholders’ equity	29,678	30,482

Commitments and contingencies
	$56,906	$74,426

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

			Retained
	Common stock		Earnings
			(Accumulated
	Shares	Amount	Deficit)

Balance at December 31, 1998	9,530,301	$102,276	$(11,821)
Net income			6,867
Payment of cash distributions		(67,258)
Exercise of warrants	78,014	732

Balance at December 31, 1999	9,608,315	35,750	(4,954)
Employee stock plans	42,521	89
Net income			2,319
Stock repurchase program	(859,900)	(2,946)
Other stock transactions		224

Balance at December 31, 2000	8,790,936	33,117	(2,635)
Employee stock plans and other	98,772	237
Net loss			(1,041)

Balance at December 31, 2001	8,889,708	$33,354	$(3,676)

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income (loss)	$(1,041)	$2,319	$6,867
Depreciation	2,161	1,514	1,464
Amortization of intangibles	113	79	74
Provision for losses on accounts receivable	168	166	663
Gain on sale of real estate		(2,842)	(1,497)
Loss on sale of business			455
Reserve recovery on sale of discontinued operations			(1,379)
Changes in assets and liabilities, net of acquisitions and disposals	(804)	5,764	(19,310)

Net cash provided by (used in) operating activities	597	7,000	(12,663)

Cash flows from investing activities:
Purchases of fixed assets and other	(4,634)	(1,730)	(2,086)
Net proceeds from sale of businesses	185	295	178,692
Purchase of business	(400)
Net proceeds from sale of real estate		2,951	13,434

Net cash provided by investing activities	(4,849)	1,516	190,040

Cash flows from financing activities:
Bank payments			(109,000)
Cash distributions to shareholders			(67,258)
Employee stock plans and other	237	313	732
Purchases of common stock		(2,946)

Net cash provided by (used in) financing activities	237	(2,633)	(175,526)

Net increase (decrease) in cash and cash equivalents	(4,015)	5,883	1,851
Cash and cash equivalents at beginning of year	14,433	8,550	6,699

Cash and cash equivalents at end of year	$10,418	$14,433	$8,550

Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	$13,571	$2,169	$(4,518)
Inventories	1,457	4,523	(1,836)
Accounts payable	(12,659)	1,048	(4,011)
Accrued liabilities and other	(3,173)	(1,976)	(8,945)

Net change	$(804)	$5,764	$(19,310)

Supplemental cash flow information:
Interest paid	$4	$35	$729
Income taxes paid	$—	$1,854	$—

See Accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Accounting Policies

      Principles of consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

      Cash and cash equivalents — The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

      Revenue recognition and receivables — The Company’s operations include computer systems integration; distribution of aftermarket products for recreational vehicles, motorcycles, snowmobiles and powerboats; and specialty manufacturing for the computer and electronics markets. Sales are recognized and trade receivables are recorded when products are shipped or when services are provided assuming no significant Company obligations remain and collection of related receivables is probable. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number and general dispersion of trade accounts which constitute the Company’s customer base. During 2001 and 2000, the Company had one Systems Integration customer that accounted for approximately 10% and 12% of net sales, respectively. At December 31, 2001 and 2000, the Company had one Systems Integration customer that accounted for approximately 22% and 29% of accounts receivable, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses and such losses have been within these estimates.

      Inventories — Inventories, consisting primarily of finished goods, are stated at the lower of cost (determined using weighted average and first-in, first-out methods) or market (net realizable value).

      Fixed assets, depreciation and amortization — All fixed assets are recorded at cost and depreciated using the straight-line method based upon estimated useful lives which range from 25 to 40 years for buildings and 2 to 10 years for equipment. Leasehold improvements are amortized over the shorter of their estimated service lives or the term of the lease.

      Goodwill — Cost in excess of the fair value of net assets of purchased businesses (goodwill) is amortized using the straight-line method over 25 years. The Company periodically evaluates the recorded value of its operating assets, including goodwill, and recognizes impairments when the estimated future undiscounted cash flows from the use of the assets are less than the recorded value.

      Income taxes — Provision is made for the tax effects of temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. In estimating deferred tax balances, the Company considers all expected future events other than enactments of changes in the tax law or rates.

      Stock option plans — The Company measures and records compensation expense relating to stock options as the excess, if any, between the market value of shares on the date of option grant and the expected proceeds upon exercise. Such expense is accrued ratably over the period to be benefited. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to disclose the impact of compensation cost on earnings as determined under the fair value method prescribed by SFAS No. 123.

      Per share data — Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants.

      Use of estimates — Certain amounts and disclosures included in the consolidated financial statements required the use of management estimates which could differ from actual results.

      New pronouncements — In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method for combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, goodwill will be tested at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The adoption date for the Company will be January 1, 2002 and is not expected to have a material effect on the Company’s consolidated financial position, result of operations or cash flow.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121 but retains many of its fundamental provisions. In addition, SFAS No. 144 expands the scope of discontinued operations to include more disposal transactions. The adoption date for the Company will be January 1, 2002 and is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Discontinued Operations

      Sale of Electronics Distribution Group — In January 1999, the Company completed the sale of its Electronics Distribution Group (“EDG”).

      During 1999, the Company released approximately $2.3 million ($1.4 million net of tax) of reserves, based on a reassessment of estimated exposures, related to discontinued operations. The Company’s accrued liabilities include approximately $6.4 million and $7.6 million of amounts attributable to discontinued operations at December 31, 2001 and 2000, respectively.

Special Items

      Systems Integration Repositioning and Settlement Costs — During the second quarter of 2001, the Company recorded special pre-tax charges totaling $1.5 million. The charges consisted of $845,000 for costs related to strategic repositioning of the Company’s Midwest operations of its Systems Integration business and $650,000 in settlement costs associated with an executive change-in-control contract. Components of the repositioning charge included facilities consolidation costs and asset write-downs in connection with the opening of a new technology center and separation costs. Substantially all costs relating to these charges, other than a lump sum payment made in January 2002 relating to the change-in-control contract, were paid during 2001.

      Systems Integration Realignment and Corporate Identity — During the second quarter of 2000, the Company recorded special pre-tax charges totaling $2.4 million. The charges consisted of $1.8 million for costs associated with the realignment of the Company’s Systems Integration operations and $600,000 for costs associated with a corporate identity program, which included new marketing initiatives for branding and sales development. Components of the realignment charge included separation costs, asset write-downs and other exit costs related to the consolidation of facilities, logistics, and sales and service operations. Substantially all costs relating to these charges were paid during 2000.

      Sale of Real Estate — In connection with the sale of EDG, the Company’s Board of Directors approved a plan to dispose of certain real estate assets. The real estate assets and related improvements, consisting of six properties, had an aggregate net book value of $12.0 million. During 2000, the Company recorded a pre-tax gain of $2.8 million from the disposition of a real estate asset. This sale represented the final property disposition in connection with the Board of Directors approved plan. During 1999, the Company completed the sale of five properties for aggregate net proceeds of $13.4 million. These 1999 sales resulted in a pre-tax gain of $1.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sale of Precision Metalcraft Division (“PMD”) — In July 1999, the Company sold substantially all of the assets and liabilities of one of its electronics manufacturing businesses for $3 million ($2 million cash and a note receivable of $1 million). The sale resulted in a pre-tax loss of $455,000. For the year ended December 31, 1999, PMD had sales of $6.1 million and operating income of $485,000.

Floor Plan Arrangements

      The Company finances certain inventory purchases through floor plan arrangements with two finance companies. The amount of aggregate outstanding floor plan obligations ranged between $4.4 million and $11.2 million during 2001 and $8.8 million and $16.2 million during 2000, and were secured by certain of the Company’s inventory and accounts receivable. Additionally, the finance companies maintain intercreditor agreements with the Company’s primary lender. The outstanding amounts are payable in 30 to 45 days. The arrangements are generally subsidized by computer products manufacturers and are interest free if amounts are paid within the specified terms. The Company paid minimal interest under floor plan arrangements for the periods presented. At December 31, 2001 and 2000, the Company had outstanding floor plan obligations of $4.8 and $16.2 million, respectively, which are classified with accounts payable.

Borrowings

      Under a credit agreement dated April 1999, as amended, with its primary lender, the Company has a line of credit in the amount of $10.0 million to finance short term cash flow and working capital requirements. The credit agreement expires in May 2004 and provides for interest at either the bank’s reference rate or LIBOR plus 1.75%. The line of credit is subject to an annual commitment fee of .5% on the unused line of credit. Available borrowing capacity is subject to a borrowing base calculation based on a percentage of the Company’s available accounts receivable and inventories. The Company is subject to certain restrictive covenants including minimum interest coverage, minimum tangible net worth and a maximum leverage ratio. Outstanding borrowings are secured by the assets of the Company, except those assets that secure borrowings under floor plan arrangements. At December 31, 2001 and 2000, the Company had no outstanding borrowings under the credit agreement.

      In January 1999, the Company repaid all bank borrowings under a previously existing $250 million revolving credit facility with a portion of the proceeds from the sale of EDG.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Plans and Warrants

      The Company maintains certain stock option plans which provide for the issuance of common stock to be available for purchase by employees and by non-employee directors of the Company. The shares initially authorized for issuance under these plans and for outstanding warrants have been subsequently increased by certain stock dividends declared in previous years.

      Under the stock option plans, both incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted. Options outstanding under the plans have terms of five or ten years, vest over four years and were issued at market value. During 1999, option exercise prices for previously issued options were reduced by $7.00 per share for the effect of the Company’s cash distributions to shareholders.

      A summary of activity under the plans follows:

			Weighted
			Average	Fair
	Available	Shares	Exercise	Value of
	for Future	Under	Price	Option
	Grant	Option	Per Share	Per Share

Outstanding at December 31, 1998	948,624	894,722	14.55
Granted	(815,000)	815,000	4.13	$1.34
Canceled	564,399	(564,399)	12.36

Outstanding at December 31, 1999	698,023	1,145,323	5.17
Granted	(143,500)	143,500	2.43	$1.48
Canceled	276,664	(276,664)	6.68
Expired	(373,157)

Outstanding at December 31, 2000	458,030	1,012,159	$4.37
Granted	(245,000)	245,000		$1.24
Canceled	239,830	(239,830)
Adoption of 2001 Plan	500,000

Outstanding at December 31, 2001	952,860	1,017,329	$3.80

      A summary of stock options outstanding at December 31, 2001 follows:

Remaining			Weighted
Option Life	Options	Options	Average
in Years	Outstanding	Exercisable	Exercise Price

1	18,100	18,100	$8.40
2	1,000	1,000	6.69
3	124,729	61,729	5.46
4	143,500	42,250	2.56
5 or more	730,000	225,00	4.44

	1,017,329	348,079	$4.61

      At December 31, 2000 and 1999, 228,129 and 192,467 options were exercisable at weighted average exercise prices of $5.62 and $7.26, respectively.

      Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”) 750,000 shares were authorized for future issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. During 1999, the Company temporarily suspended the ESPP while completing the sale of certain businesses and the cash distributions to shareholders. The ESPP resumed during the second quarter of 2000. Under the ESPP, the Company issued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

61,802, 42,521 and -0- shares during 2001, 2000 and 1999. The weighted average fair value per share of the purchase rights granted in 2001 and 2000 were $.62 and $.79. At December 31, 2001, 453,187 shares were available for future issuance under the ESPP.

      The Black-Scholes model was utilized for estimating the fair value of stock-based grants using an assumed volatility of approximately 60% for 2001 and 2000 and 30% for 1999 and an expected four year life for stock options, and an assumed volatility of approximately 60% for 2001 and 2000 and an expected four month life for the ESPP. The assumed risk free interest rate ranged between 5% and 6% for all years for the stock option plans and approximately 3.5% in 2001 and 5.5% in 2000 for the ESPP. Stock-based compensation costs determined under the fair value method would have increased net loss by $.4 million ($.05 per share) in 2001, decreased net income by $.5 million ($.05 per share) in 2000 and decreased net income by $1.2 million ($.13 per share in 1999).

      In 1993, the Company’s previous senior noteholders received warrants to purchase 258,320 shares of the Company’s common stock, exercisable at any time prior to February 1, 2001 at $9.40 per share. Warrants representing 47,870, -0-and 78,014 shares were exercised in 2001, 2000 and 1999. In accordance with a formula in the warrant agreement, the number and exercise price of the warrants were adjusted in 1999 following the $7.00 per share cash distributions to shareholders. On February 1, 2001, the remaining 478,686 of unexercised warrants expired.

Income Taxes

      The income tax provision (benefit) charged (credited) to continuing operations was as follows (in thousands):

	2001	2000	1999

Current
Federal	$(394)	$1,387	$(546)
State	(136)	416	86
Deferred
Federal	(146)	(247)	3,667
State	(4)	(38)	380

	$(680)	$1,518	$3,587

      A reconciliation of the federal statutory tax rate to the effective tax rate follows:

	2001	2000	1999

Federal statutory tax rate	(34.0)%	34.0%	34.0%
State taxes, net of federal benefit	(5.2)	4.9	4.6
Other, net	(.3)	.6	.9

Effective tax rate	(39.5)%	39.5%	39.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for deferred income taxes is summarized as follows (in thousands):

	2001	2000	1999

Business system and corporate resizing	$—	$—	$3,603
Receivables allowance	(44)	(177)	(332)
Inventory reserves	10	20	(15)
Employee benefit accruals	(130)	(21)	889
Depreciation	3	97	(555)
Lease commitment provision			505
Other	11	(204)	(48)

	$(150)	$(285)	$4,047

      Deferred tax balances were composed of the following (in thousands):

	December 31,

	2001	2000

Deferred tax assets:
Receivables allowance	$431	$387
Inventory reserves	187	211
Employee benefit accruals	984	855
Discontinued operations	2,062	2,462

	3,664	3,915
Deferred tax liabilities:
Depreciation	(96)	(93)
Other	(230)	(219)

Net deferred tax balances	$3,338	$3,603

      Net current deferred tax assets, included with prepaid expenses and other, and non-current deferred tax assets, included with other assets, were as follows (in thousands):

	December 31,

	2001	2000

Current deferred income tax benefits (liabilities)
Federal	$3,128	$3,269
State	(79)	(73)
Noncurrent deferred income tax benefits
Federal	277	390
State	12	17

	$3,338	$3,603

Employee Benefit and Deferred Compensation Plans

      The Company has a qualified, trusteed, savings and profit sharing plan for eligible employees. The Company’s matching contributions and discretionary contributions to the plan, as determined by the Board of Directors, were $150,000 in 2001, $178,000 in 2000 and $360,000 in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has deferred compensation plans available for certain officers and other key employees. Expense associated with the deferred compensation element of these plans was $110,000 in 2001, $119,000 in 2000 and $254,000 in 1999.

      The Company provides postretirement medical coverage for qualifying employees who were employed prior to January 1, 1998. Annual costs and accumulated and vested benefit obligations relating to postretirement medical benefits were not significant.

Commitments and Contingencies

      At December 31, 2001, the Company had operating leases on certain of its facilities and equipment expiring in various years through 2006. Under certain operating leases, the Company is required to pay property taxes and insurance. Rent expense under operating leases was $2.1 million in 2001, $1.9 million in 2000 and $1.7 million in 1999.

      Minimum annual rentals on operating leases for the five years subsequent to 2001 are as follows (in thousands):

2002	$2,366
2003	1,683
2004	1,208
2005	788
2006	284

$6,329

      The Company is involved in litigation incidental to its current and discontinued businesses. The resolution of this litigation is not expected to have a material effect on the Company’s financial position.

Shareholder Rights Plan

      On February 1, 1999, the Board of Directors adopted a Shareholder Rights Plan (the “Plan”) as amended. Under the Plan, the Board of Directors declared a dividend of one Preferred Share Purchase Right (the “Right”) for each outstanding share of the Company’s common stock.

      Generally, the Rights become exercisable in a specified period of time after any person or group of affiliated persons becomes a holder of 18% or more of the aggregate outstanding common stock. Once the Rights become exercisable they entitle all other shareholders to purchase, by payment of a $17.25 exercise price, one one-hundredth of a share of Series A Junior participating Preferred Stock, subject to adjustment, with a value of twice the exercise price. In addition, at any time after an 18% position is acquired and prior to the acquisition of a 50% position, the Board of Directors may require, in whole or in part, each outstanding Right (other than Rights held by the acquiring person or group of affiliated persons) to be exchanged for one share of common stock or one one-hundredth of a share of Series A Junior Participating Preferred Stock. The Rights may be redeemed by the Company at a price of $0.01 per Right at anytime prior to their expiration on May 31, 2003 unless extended or earlier redeemed or exchanged.

Business Segment and Related Information

      The Company has three reportable business segments: Systems Integration, a provider of integrated technology solutions; Recreational Products, a distributor of replacement parts and accessories for recreational and other leisure-time vehicles; and Electronics Manufacturing, a specialty manufacturer and distributor of radio frequency (“RF”) standard and surface mount magnetic products. A specialty manufacturing business engaged in high precision stamping was sold in July 1999. Each operating segment offers unique products and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services and has separate management. The accounting policies of the segments are the same as described in the Summary of Accounting Policies.

      Summarized financial information regarding the Company’s reportable segments is shown in the following table (in thousands):

	Year Ended December 31,

	2001	2000	1999

Net sales
Systems Integration	$130,395	$188,907	$177,530
Recreational Products	46,044	49,799	48,985
Electronics Manufacturing	7,182	13,181	13,905

	$183,621	$251,887	$240,420

Operating income (loss)
Systems Integration	$(938)	$10	$5,726
Recreational Products	954	1,666	3,029
Electronics Manufacturing	1,590	3,317	1,765
Special items	(650)	2,242	1,497
Corporate costs	(3,137)	(3,652)	(3,081)

	(2,181)	3,583	8,936
Interest, net	460	254	139

Income (loss) from continuing operations before income taxes	$(1,721)	$3,837	$9,075

Depreciation and amortization
Systems Integration	$1,114	$691	$819
Recreational Products	181	229	212
Electronics Manufacturing	33	34	294
Corporate	946	639	213

	$2,274	$1,593	$1,538

Total assets
Systems Integration	$17,281	$28,595	$31,788
Recreational Products	16,193	16,571	18,276
Electronics Manufacturing	2,916	3,940	2,499
Corporate	20,516	25,320	23,388

	$56,906	$74,426	$75,951

Capital expenditures
Systems Integration	$3,172	$609	$491
Recreational Products	217	115	182
Electronics Manufacturing	5	45	115
Corporate	951	736	1,298

	$4,345	$1,505	$2,086

QUARTERLY RESULTS OF OPERATIONS

	Quarter Ended

	March 31	June 30	September 30	December 31

	(Unaudited)

	(In thousands, except per share data)
Year ended December 31, 2001
Net sales	$52,986	$52,401	$46,212	$32,022

Costs and expenses
Cost of sales	44,885	43,449	37,806	26,023
Selling and administrative	7,638	8,086	7,677	6,469
Depreciation and amortization	449	569	595	661
Interest, net	(164)	(108)	(108)	(80)
Special items, net		1,495

	52,808	53,491	45,970	33,073

Income (loss) before income taxes	178	(1,090)	242	(1,051)
Income tax provision (benefit)	70	(431)	96	(415)

Net income (loss)	$108	$(659)	$146	$(636)

Share and Per Share Data
BASIC
Net income (loss)	$.01	$(.07)	$.02	$(.07)

Weighted average common shares	8,823	8,852	8,867	8,876

DILUTED
Net income (loss)	$.01	$(.07)	$.02	$(.07)

Weighted average common shares	8,879	8,852	8,867	8,876

Year ended December 31, 2000
Net sales	$54,927	$61,064	$72,718	$63,178

Costs and expenses
Cost of sales	46,729	51,327	62,985	53,790
Selling and administrative	7,385	8,227	8,598	8,107
Depreciation and amortization	389	384	397	423
Interest, net	(43)	(21)	(104)	(86)
Special items, net		(437)

	54,460	59,480	71,876	62,234

Income before income taxes	467	1,584	842	944
Income tax provision	185	626	333	374

Net income	$282	$958	$509	$570

Share and Per Share Data
BASIC
Net income	$.03	$.11	$.06	$.06

Weighted average common shares	9,529	8,860	8,835	8,773

DILUTED
Net income	$.03	$.11	$.06	$.06

Weighted average common shares	9,631	8,860	8,836	8,773

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
		Charge to	Deductions
	Balance at	Costs	Accounts	Balance
	Beginning	and	Charged Off	at End
Description	of Period	Expenses	(Recovered)	of Period

	(In thousands)
Allowance for doubtful accounts:
Year ended December 31:
1999	$484	495	(133)	$1,112
2000	$1,112	166	56	$1,222
2001	$1,222	168	(135)	$1,525

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      (a) Directors: The information required by Item 10 with respect to directors will appear in the Proxy Statement for the 2002 Annual Meeting of Shareholders and is hereby incorporated by reference.

      (b) Executive Officers: The information required by Item 10 with respect to Executive Officers appears in Part I of this Annual Report on Form 10-K.

Item 11.     Executive Compensation

      The information required by Item 11 will appear in the Proxy Statement for the 2002 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 will appear under “Election of Directors” in the Proxy Statement for the 2002 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by Item 13 will appear in the Proxy Statement for the 2002 Annual Meeting of Shareholders and is hereby incorporated by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

      (a)1.     Financial Statements:

      The Consolidated Financial Statements and Report of Independent Accountants dated February 14, 2002 are included under Item 8 of this Annual Report on Form 10-K.

         2.     Financial Statement Schedule:

      The financial statement schedule listed in the Index to Financial Statements included under Item 8 is filed as part of this Annual Report on Form 10-K.

         3.     Exhibits:

2.	Agreement and Plan of Merger, dated as of November 26, 1996 among Registrant, ME Acquisitions, Inc., and Milgray Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Form 8-K dated January 7, 1997.
3.	The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant’s Form 8-B dated March 22, 1995, as amended.

4.	a.	The Specimen of Registrant’s Common Stock certificates is incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant’s Form 8-B filed January 15, 1980.
	b.	Warrant Agreement dated September 15, 1993 including Form of Warrant Certificate issued to the named Insurance Companies included in the Note Purchase Agreement dated February 1, 1991, as amended, is incorporated by reference to Exhibit 4.e of the Form 10-K dated June 30, 1993.
10.	a.	The Employment and Deferred Compensation Agreements dated January 1, 1979 and the Amendment thereto dated August 6, 1979 concerning certain officers of Registrant are incorporated by reference to Exhibits 9A, 9C and 9D to Amendment number 1 to Registrant’s Form 8-B dated November 19, 1979.
	b.	The 1990 Stock Option and Incentive Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held October 29, 1990.
	c.	The 1993 Employees’ Stock Purchase Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993.
	d.	The 1994 Stock Option Plan is incorporated by reference to Exhibit A of the Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held on November 1, 1994.
	e.	Form of Severance Agreement between the Registrant and its executive officers is incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-B dated March 22, 1995, as amended.
	f.	Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-B dated March 22, 1995, as amended.
	g.	Non-Employee Directors’ Stock Option Plan, as revised is, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K dated December 31, 1995.
	h.	Form of Stock Option Agreement between the Registrant and Non-employee Directors is incorporated by reference to Exhibit 10.m to Registrant’s Form 10-K dated December 31, 1995.
	i.	Amendment to the 1994 Stock Option Plan dated August 8, 1997 is incorporated by reference to Exhibit 99 to Registrant’s Form 10-Q dated June 30, 1997.
	j.	Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August 12, 1997 is incorporated by reference to Exhibit 4.1.1 to Registrant’s Form S-8 dated August 12, 1997.
	k.	1997 Deferred Compensation Plan dated August 27, 1997 is incorporated by reference to Registrant’s Form S-8 dated August 28, 1997.
	l.	The Employment Agreement between the Registrant and Tracy A. Edwards, dated February 1, 1999 is incorporated by reference to Exhibit 10.s. and 10.t.
	m.	The Rights Agreement, dated February 1, 1999, by and between Bell Industries, Inc. and Harris Trust Company of California, as Rights Agent, is incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A12B, dated February 25, 1999.
	n.	The Asset Purchase Agreement dated August 28, 1998 between Bell Industries, Inc. and PrimeSource Corporation is incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, event date September 14, 1998.
	o.	The Agreement of Purchase and Sale dated October 1, 1998 between Bell Industries, Inc. and Arrow Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, event date October 1, 1998.
	p.	Credit Agreement dated as of April 14, 1999 between the Registrant and Union Bank of California, N.A.
	q.	First Amendment to Credit Agreement dated as of April 26, 2000 between the Registrant and Union Bank of California, N.A.
	r.	Agreement for Wholesale Financing dated as of May 11, 2001 between the Registrant and Deutsche Financial Services Corporation is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.

	s.	Agreement for Wholesale Financing dated as of June 27, 2001 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.
	t.	First Amendment to Rights Agreement, dated May 30, 2001, by and between the Registrant, Harris Trust Company of California and Computershare Investor Services, LLC is incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A12(b), dated May 30, 2001.
	u.	Second Amendment to Rights Agreement, dated May 30, 2001, by and between the Registrant and Computershare Investor Services, LLC, as Rights Agent, is incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A12(b), dated May 30, 2001.
	v.	The Bell Industries, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit 99. of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.
	w.	Second Amendment to Credit Agreement dated as of March 27, 2002 between the Registrant and Union Bank of California, N.A.
21.	Subsidiaries of the Registrant.
23.	Consent of Independent Accountants.

      (b) Reports on Form 8-K:

           a) None.

SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELL INDUSTRIES, INC.

By	/s/ TRACY A. EDWARDS

Tracy A. Edwards
President and Chief Executive Officer

Date: March 28, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ TRACY A. EDWARDS Tracy A. Edwards	President and Chief Executive Officer, Director

/s/ RUSSELL A. DOLL Russell A. Doll	Senior Vice President and Chief Financial and Accounting Officer

/s/ JOHN J. COST John J. Cost	Director and Secretary

/s/ L. JAMES LAWSON L. James Lawson	Director

/s/ MICHAEL R. PARKS Michael R. Parks	Director

/s/ MARK E. SCHWARZ Mark E. Schwarz	Director

EXHIBIT INDEX

Exhibit
Number		Description

2.	Agreement and Plan of Merger dated as of November 26, 1996 among Registrant, ME Acquisition, Inc. and Milgray Electronics, Inc.(*)
3.	Articles of incorporation and by-laws(*)
4.	Instruments defining the rights of security holders, including indentures
	a.	Specimen of Registrant’s Common Stock certificate(*)
	b.	Warrant Agreement dated September 15, 1993 including Form of Warrant Certificate issued to the named Insurance Companies included in the Note Purchase Agreement dated February 1, 1991, as amended(*)
10.	Material contracts
	a.	The Employment and Deferred Compensation Agreements dated January 1, 1979 and the Amendment thereto dated August 6, 1979 concerning certain officers of Registrant(*)
	b.	The 1990 Stock Option and Incentive Plan included as Exhibit A to Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held October 29, 1990(*)
	c.	The 1993 Employees’ Stock Purchase Plan included as Exhibit A to Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993(*)
	d.	The 1994 Stock Option Plan included as Exhibit A of the Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held on November 1, 1994(*)
	e.	Form of Severance Compensation Agreement between the Registrant and its executive officers(*)
	f.	Form of Indemnity Agreement between the Registrant and its executive officers and directors(*)
	g.	Non-Employee Directors’ Stock Option Plan, as revised(*)
	h.	Form of Stock Option Agreement between the Registrant and Non-employee Directors(*)
	i.	Amendment to the 1994 Stock Option Plan dated August 8, 1997(*)
	j.	Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August 12, 1997(*)
	k.	1997 Deferred Compensation Plan dated August 27, 1997(*)
	l.	Employment Agreement between the Registrant and Tracy A. Edwards, dated February 1, 1999(*)
	m.	The Rights Agreement, dated February 1, 1999, by and between Bell Industries, Inc. and Harris Trust Company of California, as Rights Agent(*)
	n.	Asset Purchase Agreement dated August 28, 1998 between Bell Industries, Inc. and PrimeSource Corporation(*)
	o.	The Agreement of Purchase and Sale dated October 1, 1998 between Bell Industries, Inc. and Arrow Electronics, Inc.(*)
	p.	Credit Agreement dated as of April 14, 1999 between the Registrant and Union Bank of California, N.A.(*)
	q.	First Amendment to Credit Agreement dated as of April 26, 2000 between the Registrant and Union Bank of California, N.A.(*)
	r.	Agreement for Wholesale Financing dated as of May 11, 2001 between the Registrant and Deutsche Financial Services Corporation is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.(*)
	s.	Agreement for Wholesale Financing dated as of June 27, 2001 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.(*)

Exhibit
Number		Description

	t.	First Amendment to Rights Agreement, dated May 30, 2001, by and between the Registrant, Harris Trust Company of California and Computershare Investor Services, LLC is incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A12(b), dated May 30, 2001.(*)
	u.	Second Amendment to Rights Agreement, dated May 30, 2001, by and between the Registrant and Computershare Investor Services, LLC, as Rights Agent, is incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A12(b), dated May 30, 2001.(*)
	v.	The Bell Industries, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit 99. of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.(*)
	w.	Second Amendment to Credit Agreement dated as of March 27, 2002 between the Registrant and Union Bank of California, N.A.
21.	Subsidiaries of the Registrant
23.	Consent of Independent Accountants

(*)	Incorporated by reference.