Form 10-Q
period 2002-03-31
BELL INDUSTRIES INC /NEW/
filed 2002-05-15
CIK 945489

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended March 31, 2002

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

Indicate the number of shares outstanding of the Registrant’s class of common stock, as of May 10, 2002: 8,904,349 shares.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Operations
(Unaudited, in thousands, except per share data)

	Three months ended
	March 31

	2002	2001

Net sales	$32,117	$52,986

Costs and expenses
Cost of sales	26,357	44,885
Selling and administrative	7,352	8,087
Interest, net	(56)	(164)

	33,653	52,808

Income (loss) before income taxes	(1,536)	178
Income tax provision (benefit)	(606)	70

Net income (loss)	$(930)	$108

Share and Per Share Data
BASIC
Net income (loss)	$(0.10)	$0.01

Weighted average common shares	8,890	8,823

DILUTED
Net income (loss)	$(0.10)	$0.01

Weighted average common shares	8,890	8,879

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

	March 31	December 31
	2002	2001

	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$8,008	$10,418
Accounts receivable, less allowance for doubtful accounts of $1,218 and $1,525	20,182	17,827
Inventories	13,610	13,608
Prepaid expenses and other	3,907	3,879

Total current assets	45,707	45,732

Fixed assets, net	5,785	6,319
Goodwill	2,116	2,116
Other assets	2,716	2,739

	$56,324	$56,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,118	$11,833
Accrued liabilities and payroll	10,646	12,585

Total current liabilities	24,764	24,418

Deferred compensation and other	2,812	2,810
Shareholders’ equity:
Preferred stock Authorized — 1,000,000 shares Outstanding — none
Common stock Authorized — 35,000,000 shares Outstanding — 8,889,708 shares	33,354	33,354
Accumulated deficit	(4,606)	(3,676)

Total shareholders’ equity	28,748	29,678
Commitments and contingencies

	$56,324	$56,906

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Three months ended
	March 31

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(930)	$108
Depreciation and amortization	608	449
Provision for losses on accounts receivable	84	42
Changes in assets and liabilities	(2,111)	(3,820)

Net cash used in operating activities	(2,349)	(3,221)

Cash flows from investing activities:
Purchases of fixed assets and other	(61)	(1,593)
Purchase of business		(400)

Net cash used in investing activities	(61)	(1,993)

Cash flows from financing activities:
Exercise of warrants		146

Net decrease in cash and cash equivalents	(2,410)	(5,068)
Cash and cash equivalents at beginning of period	10,418	14,433

Cash and cash equivalents at end of period	$8,008	$9,365

Changes in assets and liabilities:
Accounts receivable	$(2,048)	$2,297
Inventories	(2)	(440)
Accounts payable	2,285	(3,378)
Accrued liabilities and other	(2,346)	(2,299)

Net change	$(2,111)	$(3,820)

Supplemental cash flow information:
Interest paid	$—	$2
Income taxes paid	$2	$—

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Notes to Consolidated Financial Statements

Accounting Principles

The accompanying consolidated financial statements for the three months ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the “SEC”). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, goodwill will be tested at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, will cease. The Company adopted SFAS No. 142 on January 1, 2002 and is currently assessing the impact, if any, on recorded goodwill in the amount of $2.1 million. The initial assessment, under SFAS No. 142, will be completed prior to June 30, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the following discussion and analysis contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements.

Results of operations by business segment were as follows (in thousands):

	Three months ended
	March 31

	2002	2001

Net sales
Systems Integration	$21,106	$39,628
Recreational Products	9,784	10,925
Electronics Manufacturing	1,227	2,433

	$32,117	$52,986

Operating income (loss)
Systems Integration	$(1,019)	$101
Recreational Products	75	142
Electronics Manufacturing	76	559
Corporate costs	(724)	(788)

	(1,592)	14
Interest, net	56	164
Income tax benefit (provision)	606	(70)

Net income (loss)	$(930)	$108

Net sales for the first quarter of 2002 decreased 39% to $32.1 million from $53.0 million in 2001. The operating loss for the first quarter of 2002 totaled $1.6 million compared to operating income of $14,000 in the prior year period. The challenging economic environment resulting in decreased customer spending in the Company’s core business markets impacted operating results for 2002. Specifically, overall results were primarily impacted by a shift in Systems Integration sales to a direct purchase model for the sourcing and delivery of computer hardware from manufacturers, as well as sharply curtailed information technology spending by business enterprises.

System Integration sales for the first quarter decreased 47% to $21.1 million from $39.6 million in the prior year. A substantial portion (45%) of the decrease was attributed to the shift to a direct purchase model, under which clients purchase technology products directly from manufacturers, and, in turn, the manufacturers compensate the Company with agency fees in certain circumstances for generating and supporting the sale. It is anticipated that this trend toward the direct model will continue. The Company is adapting tools and methodologies that support product offerings to clients in view of the current trend. The operating loss totaled $1.0 million, compared to operating income of $101,000 in 2001, primarily a result of reduced product sales and lower gross profit contribution.

Recreational Product sales decreased 10% to $9.8 million from $10.9 million in the prior year, and operating income decreased to $75,000 from $142,000. Results were impacted by lower snow product sales attributed to one of the warmest winter seasons in the past decade.

Electronics Manufacturing sales decreased 50% to $1.2 million from $2.4 million in the prior year, and operating income decreased to $76,000 from $559,000. Operating results were impacted by decreased demand for electronic components in the computer and telecommunications sectors.

As a percentage of sales, cost of sales decreased to 82.1% from 84.7% in the comparable quarter of 2001. The decrease is primarily attributable to the change to the direct model in which the Company receives agency fees on certain technology product transactions, and no cost of sales is recognized. Selling and administrative expenses, as a percentage of sales, increased to 22.9% from 15.3% in the prior year due primarily to the overall reduction in sales in the 2002 period compared to 2001 and the existence of certain fixed costs. The Company’s effective tax rate was 39.5% for both years.

Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

	March 31	December 31
	2002	2001

Cash and cash equivalents	$8,008	$10,418
Working capital	$20,943	$21,314
Current ratio	1.8:1	1.9:1
Shareholders’ equity per share	$3.23	$3.34
Days’ sales in receivables	57	51
Days’ sales in inventories	45	32

Net cash used in operating activities was $2.3 million in the first quarter of 2002 compared with net cash used in operating activities of $3.2 million in 2001. Cash used in investing activities in the first quarter of 2002 totaled $61,000 compared to $2.0 million in the comparable 2001 period. In the first quarter of 2001, cash used in investing activities included expenditures for a new technology center in the Midwest, a client dedicated technology center in the Atlantic region, expenditures on information technology, and the purchase of a business.

The Company believes that sufficient cash resources exist to support requirements for its operations and commitments through available cash, bank borrowings and cash generated from operations. The Company has a line of credit in the amount of $10 million, expiring in 2004, and believes that it has access to additional financing as necessary.

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

BELL INDUSTRIES, INC.

By:

DATE: May 15, 2002	/s/ Tracy A. Edwards
Tracy A. Edwards, President and Chief Executive Officer

DATE: May 15, 2002	/s/ Russell A. Doll
Russell A. Doll, Senior Vice President and Chief Financial Officer