Form 10-Q
period 2002-06-30
BELL INDUSTRIES INC /NEW/
filed 2002-08-14
CIK 945489

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Quarter ended June 30, 2002

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

YES [X]            NO [   ]

Indicate the number of shares outstanding of the Registrant’s class of common stock, as of August 12, 2002: 8,704,349 shares.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Operations
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

Net sales	$41,349	$52,401	$73,466	$105,387

Costs and expenses
Cost of sales	33,504	43,449	59,861	88,334
Selling and administrative	7,157	8,655	14,509	16,742
Interest, net	(37)	(108)	(93)	(272)
Special items, net		1,495		1,495

	40,624	53,491	74,277	106,299

Income (loss) before income taxes and cumulative effect of accounting change	725	(1,090)	(811)	(912)
Income tax provision (benefit)	287	(431)	(319)	(361)

Income (loss) before cumulative effect of accounting change	438	(659)	(492)	(551)
Cumulative effect of accounting change, net of income tax benefit of $836			(1,280)

Net income (loss)	$438	$(659)	$(1,772)	$(551)

Share and Per Share Data
BASIC AND DILUTED
Income (loss) before cumulative effect of accounting change	$.05	$(.07)	$(.06)	$(.06)
Cumulative effect of accounting change			(.14)

Net income (loss)	$.05	$(.07)	$(.20)	$(.06)

Weighted average common shares	8,900	8,852	8,895	8,838

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

	June 30	December 31
	2002	2001

	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$9,239	$10,418
Accounts receivable, less allowance for doubtful accounts of $1,300 and $1,525	21,505	17,827
Inventories	12,163	13,608
Prepaid expenses and other	4,306	3,879

Total current assets	47,213	45,732

Fixed assets, net	5,366	6,319
Goodwill		2,116
Other assets	3,281	2,739

	$55,860	$56,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,702	$11,833
Accrued liabilities and payroll	10,619	12,585

Total current liabilities	25,321	24,418

Deferred compensation and other	2,605	2,810
Shareholders’ equity:
Preferred stock
Authorized — 1,000,000 shares Outstanding — none
Common stock
Authorized — 35,000,000 shares Outstanding — 8,904,349 and 8,889,708 shares	33,382	33,354
Accumulated deficit	(5,448)	(3,676)

Total shareholders’ equity	27,934	29,678
Commitments and contingencies

	$55,860	$56,906

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Six months ended
	June 30

	2002	2001

Cash flows from operating activities:
Net loss	$(1,772)	$(551)
Cumulative effect of accounting change	1,280
Depreciation and amortization	1,195	1,018
Provision for losses on accounts receivable	175	82
Changes in assets and liabilities	(1,869)	(2,987)

Net cash used in operating activities	(991)	(2,438)

Cash flows from investing activities:
Purchases of fixed assets and other	(216)	(3,135)
Purchase of business		(400)

Net cash used in investing activities	(216)	(3,535)

Cash flows from financing activities:
Employee stock plans and other	28	40
Exercise of warrants		146

Net cash provided by financing activities	28	186

Net decrease in cash and cash equivalents	(1,179)	(5,787)
Cash and cash equivalents at beginning of period	10,418	14,433

Cash and cash equivalents at end of period	$9,239	$8,646

Changes in assets and liabilities:
Accounts receivable	$(3,453)	$4,419
Inventories	1,445	3,373
Accounts payable	2,869	(8,814)
Accrued liabilities and other	(2,730)	(1,965)

Net change	$(1,869)	$(2,987)

Supplemental cash flow information:
Interest paid	$—	$3
Income taxes paid	$123	$—

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Notes to Consolidated Financial Statements

Accounting Principles

The accompanying consolidated financial statements for the three and six month periods ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

Stock Repurchase Program

In July 2001, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of the Company’s outstanding common stock. The common stock can be repurchased in the open market at varying prices depending on market conditions and other factors. Subsequent to June 30, 2002, the Company repurchased 200,000 shares of common stock at an average price of $1.53 per share.

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

During the quarter ended June 30, 2002, the Company completed both steps of the transitional impairment tests, as required by SFAS No. 142, and recorded a pre-tax goodwill impairment loss of $2.1 million, $1.3 million after tax, representing the total goodwill balance as of January 1, 2002 (date of adoption). The effect of this accounting change is reflected in operating results for the six month period ended June 30, 2002. The goodwill resulted from Systems Integration acquisitions in previous years. The fair value of the Systems Integration reporting unit was determined using the discounted cash flow approach as allowed by SFAS No. 142. Goodwill amortization recorded during the six months ended June 30, 2001 was $52,000 or less than $0.01 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the following discussion and analysis contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements.

Results of operations by business segment for the three and six months ended June 30, 2002 and 2001 were as follows (in thousands):

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

Net sales
Systems Integration	$25,725	$36,396	$46,831	$76,024
Recreational Products	14,125	14,227	23,909	25,152
Electronics Manufacturing	1,499	1,778	2,726	4,211

	$41,349	$52,401	$73,466	$105,387

Operating income (loss)
Systems Integration	$247	$(853)	$(772)	$(752)
Recreational Products	850	802	925	944
Electronic Manufacturing	160	375	236	934
Special items, net		(650)		(650)
Corporate costs	(569)	(872)	(1,293)	(1,660)

	688	(1,198)	(904)	(1,184)
Interest, net	37	108	93	272
Income tax benefit (provision)	(287)	431	319	361
Cumulative effect of accounting change, net			(1,280)

Net income (loss)	$438	$(659)	$(1,772)	$(551)

Net sales for the six months ended June 30, 2002 decreased 30.3% to $73.5 million from $105.4 million in 2001 and operating loss decreased to $904,000 in 2002 compared to $1.2 million in the prior year period. For the three months ended June 30, 2002, the Company’s net sales decreased 21.1% to $41.3 million from $52.4 million in 2001. Operating income, for the three months ended June 30, 2002, totaled $688,000 compared to an operating loss of $1.2 million in the comparable 2001 period.

The operating results for the three and six month periods ended June 30, 2001 include pre-tax charges totaling $1.5 million. The charges consisted of $845,000 of costs related to the strategic repositioning of the Company’s Midwest operations of its Systems Integration business and $650,000 of settlement costs associated with an executive change-in-control contract. Components of the repositioning charge included facilities consolidation costs and asset write-downs in connection with the opening of a new technology center and separation costs. The $845,000 repositioning charge has been included in the 2001 operating results of Systems Integration.

Corporate costs for the three months ended June 30, 2002 decreased $303,000 from the corresponding prior year period. The decrease is primarily attributable to reduced costs associated with the Company’s strategic change initiatives and miscellaneous income arising from insurance proceeds.

During the quarter ended June 30, 2002, the Company recorded a pre-tax goodwill impairment loss of $2.1 million, $1.3 million after tax, following the adoption of SFAS No. 142 on January 1, 2002. The effect of this accounting change is reflected in operating results for the six month period ended June 30, 2002.

Systems Integration sales for the six months ended June 30, 2002 decreased 38.4% to $46.8 million compared with $76.0 million in 2001. The decreased sales are attributable to business enterprises continuing to defer information technology expenditures and the shift to a direct purchase model for the securing and delivery of computer hardware directly from manufacturers. It is anticipated that this trend to the direct model will continue. The operating loss totaled $772,000 for the six months ended June 30, 2002 compared to an operating loss of $752,000 in the prior year period. Excluding the special charge of $845,000 that was allocated to this business unit in 2001, operating income was $93,000 for the 2001 period. For the six months ended June 30, 2002, decreases in product sales were partially offset by reduced operating expenses. For the three months ended June 30, 2002, Systems Integration sales decreased 29.3% to $25.7 million from $36.4 million in 2001. Operating income totaled $247,000 for the three months ended June 30, 2002 compared to an operating loss of $853,000 in the prior year period. Excluding the special charge of $845,000, this business unit reported breakeven operating results for the second quarter of 2001. Systems Integration operating results continue to be impacted by reduced product sales due to the direct model and challenging economic conditions. Reduced operating expenses and improved margins on services business have offset the decrease in product sales from the prior year quarter.

Recreational Products sales for the six months ended June 30, 2002 decreased 4.9% to $23.9 million while operating income decreased 2.0% to $925,000. Results were impacted by lower snow product sales during the quarter ended March 31, 2002 attributed to one of the warmest winter seasons in the past decade. For the three months ended June 30, 2002, Recreational Products sales decreased slightly to $14.1 from $14.2 million in the prior year while operating income increased 6.0% to $850,000 from $802,000. Operating results reflect efforts to reduce operating expenses.

Electronics Manufacturing sales for the six months ended June 30, 2002 decreased 35.3% to $2.7 million while operating income decreased 74.7% to $236,000. For the three months ended June 30, 2002, Electronics Manufacturing sales decreased 15.7% to $1.5 million while operating income decreased 57.3% to $160,000. Results were impacted by weak demand for electronic components in the computer and telecommunications sectors and additions to inventory reserves in view of difficult market conditions.

As a percentage of sales, cost of sales for the six months ended June 30, 2002 decreased to 81.5% from 83.8% in 2001 primarily due to reductions in lower margin product sales at the Systems Integration business unit. Selling and administrative expenses, as a percentage of sales, increased to 19.7% from 15.9% in the prior year primarily due to the overall reduction in sales in the 2002 period compared to 2001 and the existence of certain fixed costs. The Company’s effective tax rate was approximately 39.5% for all periods presented.

Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

	June 30	December 31
	2002	2001

Cash and cash equivalents	$9,239	$10,418
Working capital	$21,892	$21,314
Current ratio	1.9:1	1.9:1
Shareholders’ equity per share	$3.14	$3.34
Days’ sales in receivables	52	51
Days’ sales in inventories	39	32

Net cash used in operating activities was $991,000 for the six months ended June 30, 2002, compared to cash used in operating activities of $2.4 million for the comparable prior year period. The cash used in operating activities during 2002 is primarily attributable to increased accounts receivable from higher sales during the last month of the period and the timing of payments of accounts payable and other liabilities. Net cash used in investing activities during the 2002 period totaled $216,000 compared to $3.5 million during 2001. The $3.5 million included expenditures for a new technology center in the Midwest, a client dedicated technology center in the Atlantic region, expenditures on information technology, and the purchase of a business.

The Company believes that sufficient cash resources exist to support requirements for its operations and commitments through available cash, bank borrowings and cash generated from operations. The Company has a line of credit in the amount of $10 million, expiring in 2004, for general corporate purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Bell Industries was held on May 29, 2002 to act on the following matters.

1.     Election of Directors.

The five incumbent directors — John J. Cost, Tracy A. Edwards, L. James Lawson, Michael R. Parks, and Mark E. Schwarz — were re-elected. Directors will serve until the next Annual Meeting of Shareholders and until their successors are elected and have qualified. The vote was as follows:

		Votes	Votes
Directors	Votes for	against	withheld

John J. Cost	7,854,520	–0–	418,984
Tracy A. Edwards	7,875,463	–0–	398,041
L. James Lawson	7,856,055	–0–	417,449
Michael R. Parks	7,855,005	–0–	418,499
Mark E. Schwarz	7,855,159	–0–	418,345

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL INDUSTRIES, INC.

DATE: August 14, 2002	By:	/s/ Tracy A. Edwards

Tracy A. Edwards, President and Chief Executive Officer

DATE: August 14, 2002	By:	/s/ Russell A. Doll

Russell A. Doll, Senior Vice President and Chief Financial Officer