Form 10-Q
period 2002-09-30
BELL INDUSTRIES INC /NEW/
filed 2002-11-14
CIK 945489

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES [X]        NO [   ]

Indicate the number of shares outstanding of the Registrant’s class of common stock, as of November 11, 2002: 8,366,724 shares.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Operations
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

Net sales	$40,441	$46,212	$113,907	$151,599

Costs and expenses
Cost of sales	33,533	37,806	93,394	126,140
Selling and administrative	7,667	8,272	22,176	25,014
Interest, net	(71)	(108)	(164)	(380)
Special items, net				1,495

	41,129	45,970	115,406	152,269

Income (loss) before income taxes and cumulative effect of accounting change	(688)	242	(1,499)	(670)
Income tax provision (benefit)	(272)	96	(591)	(265)

Income (loss) before cumulative effect of accounting change	(416)	146	(908)	(405)
Cumulative effect of accounting change, net of income tax benefit of $836			1,280

Net income (loss)	$(416)	$146	$(2,188)	$(405)

Share and Per Share Data
BASIC AND DILUTED
Income (loss) before cumulative effect of accounting change	$(.05)	$.02	$(.11)	$(.05)
Cumulative effect of accounting change			(.14)

Net income (loss)	$(.05)	$.02	$(.25)	$(.05)

Weighted average common shares	8,777	8,867	8,856	8,847

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

	September 30	December 31
	2002	2001

	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$10,972	$10,418
Accounts receivable, less allowance for doubtful accounts of $1,398 and $1,525	16,563	17,827
Inventories	10,501	13,608
Prepaid expenses and other	4,284	3,879

Total current assets	42,320	45,732

Fixed assets, net	5,273	6,319
Goodwill		2,116
Other assets	3,202	2,739

	$50,795	$56,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,753	$11,833
Accrued liabilities and payroll	10,713	12,585

Total current liabilities	21,466	24,418

Deferred compensation and other	2,476	2,810
Shareholders’ equity:
Preferred stock
Authorized — 1,000,000 shares
Outstanding — none
Common stock
Authorized — 35,000,000 shares
Outstanding — 8,481,045 and 8,889,708 shares	32,717	33,354
Accumulated deficit	(5,864)	(3,676)

Total shareholders’ equity	26,853	29,678

Commitments and contingencies
	$50,795	$56,906

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Nine months ended
	September 30

	2002	2001

Cash flows from operating activities:
Net loss	$(2,188)	$(405)
Cumulative effect of accounting change	1,280
Depreciation and amortization	1,759	1,613
Provision for losses on accounts receivable	263	99
Changes in assets and liabilities	804	(792)

Net cash provided by operating activities	1,918	515

Cash flows from investing activities:
Purchases of fixed assets and other	(727)	(4,320)
Purchase of business		(400)

Net cash used in investing activities	(727)	(4,720)

Cash flows from financing activities:
Employee stock plans and other	53	229
Purchases of common stock	(690)

Net cash provided by (used in) financing activities	(637)	229

Net increase (decrease) in cash and cash equivalents	554	(3,976)
Cash and cash equivalents at beginning of period	10,418	14,433

Cash and cash equivalents at end of period	$10,972	$10,457

Changes in assets and liabilities:
Accounts receivable	$1,391	$9,776
Inventories	3,107	3,195
Accounts payable	(1,080)	(11,203)
Accrued liabilities and other	(2,614)	(2,560)

Net change	$804	$(792)

Supplemental cash flow information:
Interest paid	$—	$4
Income taxes paid	$—	$—

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Notes to Consolidated Condensed Financial Statements

Accounting Principles

The accompanying consolidated financial statements for the three and nine month periods ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to guidelines of the Securities and Exchange Commission (the “SEC”). Management believes that the disclosure included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but the disclosure contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Stock Repurchase Program

In July 2001, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of the Company’s outstanding common stock. The common stock can be repurchased in the open market at varying prices depending on market conditions and other factors. During the nine months ended September 30, 2002, the Company repurchased 442,400 shares of common stock at an average price of $1.56 per share. Subsequent to September 30, 2002, the Company repurchased 114,300 shares of common stock at an average price of $1.59 per share.

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

During the quarter ended June 30, 2002, the Company completed both steps of the transitional impairment tests, as required by SFAS No. 142, and recorded a pre-tax goodwill impairment loss of $2.1 million, $1.3 million after tax, representing the total goodwill balance as of January 1, 2002 (date of adoption). The effect of this accounting change is reflected in operating results for the nine month period ended September 30, 2002. The goodwill resulted from Systems Integration acquisitions in previous years. The fair value of the Systems Integration reporting unit was determined using the discounted cash flow approach as allowed by SFAS No. 142. Goodwill amortization recorded during the nine months ended September 30, 2001 was $82,000 or less than $0.01 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In addition to historical information, the following discussion and analysis contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties. Actual results may differ materially from those anticipated in these forward-looking statements.

Results of operations by business segment for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30		September 30

	2002	2001	2002	2001

Net sales
Systems Integration	$26,011	$31,994	$72,842	$108,018
Recreational Products	12,880	12,498	36,789	37,650
Electronics Manufacturing	1,550	1,720	4,276	5,931

	$40,441	$46,212	$113,907	$151,599

Operating income (loss)
Systems Integration	$(481)	$279	$(1,253)	$(473)
Recreational Products	276	276	1,201	1,220
Electronics Manufacturing	172	433	408	1,367
Special items, net				(650)
Corporate costs	(726)	(854)	(2,019)	(2,514)

	(759)	134	(1,663)	(1,050)
Interest, net	71	108	164	380
Income tax benefit (provision)	272	(96)	591	265
Cumulative effect of accounting change, net			(1,280)

Net income (loss)	$(416)	$146	$(2,188)	$(405)

Net sales for the nine months ended September 30, 2002 decreased 24.9% to $113.9 million from $151.6 million in 2001 and operating loss increased to $1.7 million in 2002 from $1.1 million in the prior year period. For the three months ended September 30, 2002, net sales decreased 12.5% to $40.4 million from $46.2 million in 2001. Operating loss, for the three months ended September 30, 2002, totaled $759,000 compared to operating income of $134,000 in the comparable 2001 period.

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

Corporate costs for the three and nine months ended September 30, 2002 decreased $128,000, or 15.0%, and $495,000, or 19.7%, respectively, from the corresponding prior year periods. The decreases are primarily attributable to reduced costs associated with the Company’s strategic change initiatives and miscellaneous income arising from insurance proceeds as well as reduced bonus accruals during the third quarter of 2002.

Net interest income for the three and nine months ended September 30, 2002 decreased $37,000, or 34.3%, and $216,000, or 56.8%, respectively, from the corresponding prior year periods. The decreases are primarily attributable to reduced interest rates and lower average cash balances.

The Company recorded a pre-tax goodwill impairment loss of $2.1 million, $1.3 million after tax, following the adoption of SFAS No. 142 on January 1, 2002. The effect of this accounting change is reflected in operating results for the nine-month period ended September 30, 2002.

Systems Integration sales for the nine months ended September 30, 2002 decreased 32.6% to $72.8 million from $108.0 million in 2001. The decreased sales are attributable to business enterprises continuing to defer information technology expenditures and the shift to a direct purchase model for the securing and delivery of computer hardware directly from manufacturers. It is anticipated that this trend to the direct model will continue. The operating loss totaled $1.3 million for the nine months ended September 30, 2002 compared to an operating loss of $473,000 in the prior year period. Excluding the special charge of $845,000 that was allocated to this business unit in 2001, operating income was $372,000 for the 2001 period. For the nine months ended September 30, 2002, decreases in product sales were partially offset by reduced operating expenses. For the three months ended September 30, 2002, Systems Integration sales decreased 18.7% to $26.0 million from $32.0 million in 2001. The operating loss totaled $481,000 for the three months ended September 30, 2002 compared to operating income of $279,000 in the prior year period. Systems Integration results continue to be impacted by decreased technology product deliveries and challenging economic conditions. This business unit also discontinued its application development service line, in response to weak market demand, that further contributed to the operating loss in the third quarter.

Recreational Products sales for the nine months ended September 30, 2002 decreased 2.3% to $36.8 million from the prior year period. Operating income was approximately $1.2 million in both periods. For the three months ended September 30, 2002, Recreational Products sales increased 3.1% to $12.9 million from $12.5 million in the prior year while operating income was even at $276,000 for both periods. Operating results during the three months ended September 30, 2002 include initial expenses related to this business unit’s relocation to a new facility. Additional costs for the move, to be completed by December 2002, are expected to result in an operating loss for this business unit in the fourth quarter.

Electronics Manufacturing sales for the nine months ended September 30, 2002 decreased 27.9% to $4.3 million while operating income decreased 70.2% to $408,000. For the three months ended September 30, 2002, Electronics Manufacturing sales decreased 9.9% to $1.6 million while operating income decreased 60.3% to $172,000. Results were impacted by weak demand for electronics components in the computer and telecommunications sectors, shifts in product mix, and additions to inventory reserves arising from difficult market conditions.

As a percentage of sales, cost of sales for the nine months ended September 30, 2002 decreased to 82.0% from 83.2% in 2001 primarily due to reductions in lower margin product sales at the Systems Integration business unit. Selling and administrative expenses, as a percentage of sales, increased to 19.5% from 16.5% in the prior year primarily due to the overall reduction in sales in the 2002 period compared to 2001 and the existence of certain fixed costs. The Company’s effective tax rate was approximately 39.5% for all periods presented.

Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

	September 30	December 31
	2002	2001

Cash and cash equivalents	$10,972	$10,418
Working capital	$20,854	$21,314
Current ratio	2.0:1	1.9:1
Shareholders’ equity per share	$3.17	$3.34
Days’ sales in receivables	51	51
Days’ sales in inventories	36	32

Net cash provided by operating activities was $1.9 million for the nine months ended September 30, 2002 and $515,000 in the comparable prior year period. Net cash used in investing activities totaled $727,000, which primarily included expenditures on information technology, compared to $4.7 million during 2001. The $4.7 million included expenditures for a new technology center in the Midwest, a client dedicated technology center in the Atlantic region, expenditures on information technology, and the purchase of a business. During the nine months ended September 30, 2002, cash was utilized to repurchase stock in the open market in the aggregate amount of $690,000 in connection with the Company’s 2001 stock repurchase program.

The Company believes that sufficient resources exist to support requirements for its operations and commitments through available cash, bank borrowings and cash generated from operations. The Company has a line of credit in the amount of $10 million, expiring in 2004, for general corporate purposes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable

Item 4. Controls and Procedures

The Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective, based on their evaluation of these controls and procedures within 90 days of the date of this report.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

BELL INDUSTRIES, INC.

DATE: November 13, 2002	By:	/s/ Tracy A. Edwards

Tracy A. Edwards, President and Chief Executive Officer

DATE: November 13, 2002	By:	/s/ Russell A. Doll

Russell A. Doll, Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Tracy A. Edwards, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bell Industries, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Tracy A. Edwards

Tracy A. Edwards
President and Chief Executive Officer
November 13, 2002

I, Russell A. Doll, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bell Industries, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Russell A. Doll

Russell A. Doll
Senior Vice President and Chief Financial Officer
November 13, 2002