Form 10-K
period 2002-12-31
BELL INDUSTRIES INC /NEW/
filed 2003-03-31
CIK 945489

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002

Commission file number 1-11471

Bell Industries, Inc.

California (State or other jurisdiction of incorporation or organization) 1960 E. Grand Ave Suite 560 El Segundo, California (Address of principal executive offices)	95-2039211 (I.R.S. Employer Identification No.) 90245 (Zip Code)

Registrant’s telephone number, including area code:

(310) 563-2355

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock	American Stock Exchange Pacific Stock Exchange

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

Not Applicable ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐          No ☑

      As of June 30, 2002 the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $16,771,920.

      As of March 14, 2003 the number of shares outstanding of the Registrant’s class of common stock was: 8,366,724.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on May 28, 2003.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this Annual Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission (the “SEC”), and include, but are not limited to:

•	general business conditions and economic uncertainty;

•	reduced technology product sales as major suppliers increasingly sell directly to end-users;

•	decreased margins due to price competition;

•	ineffectiveness of our business development efforts;

•	delays and costs associated with new client engagements; and

•	adverse weather conditions.

      All forward looking statements attributable to us or a person acting on our behalf are expressly qualified in their entirety by this cautionary statement. We are under no obligation to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results or to changes in our expectations.

      As used herein, “we,” “us,” “our,” “Bell,” and the “Company” refer to Bell Industries, Inc.

PART I

Item 1.     Business

      Bell Industries, Inc.’s operations include technology lifecycle services; distribution of aftermarket products for recreational vehicles, motorcycles, snowmobiles and powerboats; and manufacturing of specialty electronic components. Bell employed approximately 600 people at December 31, 2002. As of January 31, 2003, the number of employees at Bell totaled approximately 800.

Technology Solutions

      The technology lifecycle services business, the Tech.logix Group (“BTL” or “Technology Solutions”), (2002 sales of $90.6 million) is a provider of integrated technology solutions for organizations in the Midwestern and Eastern United States. BTL is headquartered in Indianapolis, Indiana, and has offices and service facilities in the Midwest and Atlantic regions.

      BTL provides information technology lifecycle services including technology planning, product sourcing, migration, support, and disposal services. BTL meets clients’ needs by combining a comprehensive offering of technology outsourcing services with its expertise in sourcing and deploying technology access devices, servers, storage equipment, printers, network products, and software.

      BTL’s suppliers include Hewlett-Packard, IBM, Panasonic, Sun Microsystems, Cisco, Citrix, 3Com, Nortel Networks, and Veritas for technology hardware products; and Microsoft, Symantec, Lotus, Adobe Systems, and Novell for software. BTL has three clients (two Fortune 500 companies and a Midwest healthcare provider) accounting for approximately 29% of 2002 BTL revenues.

      Although there are no dominant competitors in BTL’s market due to fragmentation of the industry, BTL competes with national and multi-regional companies such as CompuCom Systems, Pomeroy Computer Resources, and Sarcom, as well as a number of smaller regional firms providing technology products and deployment services. In technology outsourcing services, BTL may compete with large multi-national organizations such as IBM Global Services and Electronic Data Systems, as well as a number of smaller firms providing specialized services for certain market sectors. Some of the larger competitors may have greater financial and marketing resources than BTL.

Recreational Products

      The Recreational Products Group (“RPG”) (2002 sales of $44.6 million) is a distributor of replacement parts and accessories for recreational and other leisure-time vehicles. RPG supplies these products in the upper Midwestern United States to service departments of dealerships and retail stores selling recreational vehicles, snowmobiles, motorcycles, ATV’s, and marine products. RPG also sells to independent repair facilities. For all product groups, RPG operates distribution and administration facilities in Eagan, Minnesota; Germantown, Wisconsin; and Grand Rapids, Michigan, and maintains a sales office in Brainerd, Minnesota.

      RPG supplies more than 9,000 recreational vehicle-related products, as well as over 9,500 marine items, 10,000 motorcycle and ATV items, and 7,000 snowmobile items. Major product lines distributed by RPG include Dunlop tires (motorcycle tires), Carefree of Colorado (awnings for RV’s and campers), Reese Products (trailer hitches for all types of vehicles), and Johnson Fishing, Inc. (marine motors). RPG has over 4,500 customers, with no single customer accounting for over 5% of its annual sales. RPG has significant market share in the distribution of recreational vehicle replacement parts and accessories in the upper Midwestern United States.

      RPG faces significant competition from national and regional distributors of after-market products for recreational vehicles, motorcycles, snowmobiles, and marine products. Significant competitors include Coast Distribution System and Stag-Parkway (recreational vehicles), Parts Unlimited and Tucker Rocky Distributing (motorcycles and snowmobiles), and Coast Distribution System and Land N’ Sea Marine (marine).

Electronic Components

      The J. W. Miller Division (“JWM”) of Bell, located in Gardena, California (2002 sales of $5.6 million), manufactures and distributes over 6,000 standard and custom magnetic products. JWM’s magnetic products include inductors, coils, chokes, and transformers, among others. These products are used extensively in all types of circuitry found in electronic applications including computer, medical and telecommunications equipment.

      JWM’s products are sold through national, regional and international distributors directly and through manufacturer’s representatives located in North America, Europe and Asia. JWM’s customers include electronic distributors and manufacturers with its four largest customers representing 52% of its total 2002 sales. The majority of JWM’s sales are derived from customers located in North America.

      JWM faces significant competition from national and international manufacturers including Vishay, Sumida, Coilcraft, and Delevan.

Item 2.     Properties

      At December 31, 2002, the Company leased 17 facilities, containing approximately 305,000 square feet and owned one facility, containing approximately 20,000 square feet. The facilities utilized by each of the Company’s business segments are set forth in the following table:

	Area in square feet
	(number of locations)

	Owned		Leased

Technology Solutions			126,000	(12)
Recreational Products			176,000	(4)
Electronic Components	20,000	(1)
Corporate			3,000	(1)

	20,000	(1)	305,000	(17)

      Management believes that these properties are in good condition and suitable for their present use. Generally, the Company’s facilities are fully utilized although excess capacity exists from time to time.

Item 3.     Legal Proceedings

      The Company is involved in litigation which is incidental to its current and discontinued businesses. The resolution of this litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted during the fourth quarter of 2002.

Executive Officers of the Registrant

      The Executive Officers of the Registrant are as follows:

			Year First
Name	Age	Position	Named Officer

Tracy A. Edwards	46	President and Chief Executive Officer (1)	1991
Russell A. Doll	41	Senior Vice President and Chief Financial Officer (2)	1998
Charles S. Troy	59	Vice President (3)	1997
Mitchell I. Rosen	38	Vice President and Corporate Controller (4)	2001

(1)	Mr. Edwards was appointed President and Chief Executive Officer in February 1999. From January 1998 to February 1999, he served as Executive Vice President — Finance and Operations, and Chief Financial Officer. Prior to January 1998, Mr. Edwards was Vice President and Chief Financial Officer. He also serves as Chairman of the Board of Directors.

(2)	Mr. Doll was appointed Senior Vice President and Chief Financial Officer in February 2000. From February 1999 to February 2000, he served as Vice President and Chief Financial Officer. From April 1998 to February 1999, he served as Vice President, Finance. From November 1994 to April 1998, Mr. Doll was employed as Vice President and Chief Financial Officer of Predelivery Service Corporation, a privately-held automotive services company.

(3)	Mr. Troy was employed as President and Chief Executive Officer of E & S Management Corporation, a regional property management firm, for the five years prior to his appointment as Vice President in September 1997.

(4)	Mr. Rosen has served as Vice President and Corporate Controller since December 2000. Prior to December 2000, he was a senior manager with PricewaterhouseCoopers LLP.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      Bell’s common stock (ticker symbol BI) is listed on the American Stock Exchange and the Pacific Stock Exchange. The following table shows the high, low and closing market prices for the Company’s common stock during the eight most recent quarters.

		Quarter ended

	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Year ended December 31, 2002
High	$2.59	$2.30	$1.97	$1.95
Low	2.06	1.81	1.33	1.35
Close	2.21	1.91	1.65	1.60
Year ended December 31, 2001
High	$3.40	$2.99	$2.59	$2.47
Low	2.38	2.19	1.65	1.66
Close	2.90	2.50	1.80	2.17

      Approximate number of record holders of common stock as of March 14, 2003: 1,100.

      A summary of shareholder approved and non-shareholder approved stock plan information as of December 31, 2002 is included at the “Stock Plans” footnote within the Notes to the Consolidated Financial Statements.

Item 6.     Selected Financial Data

		Year ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data)
Operating Results
Net sales	$140,797	$183,621	$251,887	$240,420	$212,468
Income (loss) from continuing operations, before cumulative effect of accounting change (1)	$(2,033)	$(1,041)	$2,319	$5,488	$(13,189)
Income from discontinued operations					$7,275
Reserve recovery (loss) on sale of discontinued operations				$1,379	$(56,849)
Cumulative effect of accounting change	$(1,280)
Net income (loss)	$(3,313)	$(1,041)	$2,319	$6,867	$(62,763)
Financial Position
Working capital	$19,609	$21,314	$24,678	$25,486	$84,957
Total assets	$49,390	$57,652	$74,426	$75,951	$270,759
Long-term liabilities	$2,496	$2,810	$3,411	$4,051	$8,319
Shareholders’ equity	$25,546	$29,678	$30,482	$30,796	$90,455
Share and Per Share Data
BASIC
Income (loss) from continuing operations, before cumulative effect of accounting change (1)	$(.24)	$(.12)	$.26	$.57	$(1.40)
Income from discontinued operations					$.77
Reserve recovery (loss) on sale of discontinued operations				$.15	$(6.04)
Cumulative effect of accounting change	$(.14)
Net income (loss)	$(.38)	$(.12)	$.26	$.72	$(6.67)
Weighted average common shares (000’s)	8,743	8,854	8,999	9,595	9,411
DILUTED
Income (loss) from continuing operations, before cumulative effect of accounting change (1)	$(.24)	$(.12)	$.26	$.57	$(1.40)
Income from discontinued operations					$.77
Reserve recovery (loss) on sale of discontinued operations				$.14	$(6.04)
Cumulative effect of accounting change	$(.14)
Net income (loss)	$(.38)	$(.12)	$.26	$.71	$(6.67)
Weighted average common shares (000’s)	8,743	8,854	9,025	9,646	9,411
OTHER PER SHARE DATA (2)
Shareholders’ equity	$3.05	$3.34	$3.47	$3.20	$9.49
Market price — high	$2.59	$3.40	$7.75	$11.69	$14.25
Market price — low	$1.33	$1.65	$1.50	$4.38	$9.00
Financial Ratios
Current ratio	1.9	1.8	1.6	1.6	1.5
Long-term liabilities to total capitalization	8.9%	8.6%	10.1%	11.6%	8.4%

(1)	Includes before-tax charge for staff separation and facilities consolidation ($845) and a before-tax charge for settlement costs associated with an executive change-in-control contract ($650) in 2001, before-tax gain on the disposition of a real estate asset ($2,842) and before-tax charge for facilities consolidation and staff relocation costs, asset write-downs and a corporate identity program ($2,405) in 2000, before-tax gain on the disposition of certain real estate assets ($1,497) and a before-tax loss on the disposition of an electronics manufacturing business ($455) in 1999, and before-tax business system and corporate resizing charges ($9,900) in 1998.

(2)	Certain other per share data presented for 1999 and 1998 has not been adjusted to reflect cash distributions totaling $7.00 per share made in June 1999 ($5.70 per share) and December 1999 ($1.30 per share).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties. The actual results may differ materially from those anticipated in these forward-looking statements.

      The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The Company bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances. Actual results in the future may differ from these estimates.

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

Recent Accounting Pronouncements

      The Financial Accounting Standard Board recently issued several Statements of Financial Accounting Standards. The statements relevant to the Company and their anticipated impact are disclosed in the “New pronouncements” section of the “Summary of Accounting Policies” within the Notes to the Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments

      The following summarizes contractual obligations and commercial commitments as of December 31, 2002 (in thousands):

	Total	2003	2004	2005	2006	2007

Contractual obligations
Operating leases	$6,237	$2,311	$1,875	$1,164	$604	$283
Other commercial commitments
Standby and commercial letters of credit	$270	$270

Results of operations

      Results of operations by business segment were as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Net sales
Technology Solutions	$90,568	$130,395	$188,907
Recreational Products	44,639	46,044	49,799
Electronic Components	5,590	7,182	13,181

	$140,797	$183,621	$251,887

Operating income (loss)
Technology Solutions	$(2,204)	$(938)	$10
Recreational Products	819	954	1,666
Electronic Components	489	1,590	3,317
Special items		(650)	2,242
Corporate costs	(2,664)	(3,137)	(3,652)

	(3,560)	(2,181)	3,583
Interest, net	200	460	254
Income tax benefit (provision)	1,327	680	(1,518)
Cumulative effect of accounting change	(1,280)

Net income (loss)	$(3,313)	$(1,041)	$2,319

      A summary of comparative operating results data as a percentage of net sales follows:

Net sales	100.0%	100.0%	100.0%
Cost of sales	(81.8)	(82.9)	(85.3)
Selling and administrative	(19.1)	(16.3)	(12.9)
Depreciation and amortization	(1.6)	(1.2)	(.6)
Special items		(.8)	.2
Interest, net	.1	.3	.1

Income (loss) before income taxes and cumulative effect of accounting change	(2.4)	(.9)	1.5
Income tax benefit (provision)	.9	.4	(.6)
Cumulative effect of accounting change	(.9)

Net income (loss)	(2.4)%	(.5)%	.9%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net sales

      Net sales for the year ended December 31, 2002 decreased 23.3% to $140.8 million from $183.6 million in 2001. Net sales are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components” below.

Operating income (loss)

      Operating loss for the year ended December 31, 2002 increased 63.2% to $3.6 million from $2.2 million in 2001. Operating results are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components” below.

Special items

      Operating results for 2001 include pre-tax charges totaling $1.5 million composed of $845,000 of costs related to the strategic repositioning of BTL’s Midwest operations and $650,000 in settlement costs associated with a change-in-control contract. The $845,000 repositioning charge has been included in the operating results of Technology Solutions and is further discussed in “Technology Solutions” below. No special items were recorded during the year ended December 31, 2002.

Corporate costs

      Corporate costs for the year ended December 31, 2002 decreased 15.1% to $2.7 million from $3.1 million in 2001. The decrease is primarily attributable to reduced costs associated with the Company’s strategic change initiatives, miscellaneous income arising from insurance proceeds and reduced bonus accruals during 2002 as compared to 2001.

Interest, net

      Net interest income for the year ended December 31, 2002 decreased 56.5% to $200,000 from $460,000 in 2001. The decrease is attributable to reduced interest rates and lower average cash balances.

Cumulative effect of accounting change

      The Company recorded a pre-tax goodwill impairment loss of $2.1 million, $1.3 million after tax, following the adoption of Statement of Financial Accounting Standards No. 142 effective January 1, 2002.

Technology Solutions

      Technology Solutions sales for the year ended December 31, 2002 decreased 30.5% to $90.6 million from $130.4 million in 2001. Approximately half of the decrease in sales is attributable to decreased technology product deliveries as business enterprises have continued to defer information technology expenditures. Sales have also been negatively impacted as major suppliers increasingly market their products directly to end-user customers, rather than utilizing traditional distribution channels. The operating loss totaled $2.2 million for the year ended December 31, 2002 compared to a $938,000 loss in 2001. Excluding the $845,000 special charge associated with this business unit in 2001, the operating loss was $93,000. Components of the 2001 special charge included facilities consolidation costs and asset write-downs in connection with the opening of a technology center and separation costs. The results for 2002 have been adversely impacted by continued costs associated with building our technology outsourcing practices. Additional costs, generally including salaries, travel, information technology and related expenditures, associated with business development efforts and strategic investments to integrate new client engagements will be required to fully leverage and optimize our infrastructure and capabilities. The cost of these initiatives will likely continue to impact near-term operating results, but should provide effective technology solutions for our clients and planned improvement in long-term operating results. This business unit also discontinued its application development service line, in response to weak market demand, that further contributed to the operating loss during 2002.

Recreational Products

      Recreational Products sales for the year ended December 31, 2002 decreased 3.1% to $44.6 million from $46.0 million in 2001, and operating income decreased 14.2% to $819,000 from $954,000. The decrease in sales for 2002 is attributable to lower snow product sales during the first quarter as compared to the comparable period in 2001. This unseasonably warm winter weather has also been prevalent in early 2003.

Operating results were also impacted by the relocation of this business unit’s Minnesota distribution center to a new facility during the second half of 2002.

Electronic Components

      Electronic Components sales for the year ended December 31, 2002 decreased 22.2% to $5.6 million from $7.2 million in 2001, and operating income decreased 69.2% to $489,000 from $1.6 million. The decrease in sales and operating income is attributable to weak demand for electronics components in the computer and telecommunications sectors, shifts in product mix, pricing pressures, and additions to inventory reserves arising from difficult market conditions.

Cost of sales

      As a percentage of sales, cost of sales for the year ended December 31, 2002 decreased to 81.8% from 82.9% in 2001 primarily due to reductions in lower margin product sales at the Technology Solutions business unit.

Selling and administrative expenses

      As a percentage of sales, selling and administrative expenses for the year ended December 31, 2002 increased to 19.1% from 16.3% in 2001 primarily due to the overall reduction in sales in 2002 and the existence of certain fixed costs.

Income tax

      The Company’s effective income tax rate was approximately 39.5% in both years. Taxable losses during the year ended December 31, 2002 are expected to result in a federal tax refund of approximately $2.4 million as losses in this year have been carried back to previously profitable years.

Net income (loss)

      The net loss totaled $3.3 million for the year ended December 31, 2002, an increase of $2.3 million from the net loss in the prior year. The increase in net loss resulted from the factors described above, including the goodwill impairment charge of $1.3 million.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales

      Net sales for the year ended December 31, 2001 decreased 27.1% to $183.6 million from $251.9 million in 2000. Net sales are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components” below.

Operating income (loss)

      Operating loss for the year ended December 31, 2001 was $2.2 million compared to operating income of $3.6 million in 2000. Operating results are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components” below.

Special items

      Operating results for 2001 include pre-tax charges totaling $1.5 million composed of $845,000 of costs related to the strategic repositioning of BTL’s Midwest operations and $650,000 in settlement costs associated with a change-in-control contract. The 2000 results include pre-tax charges totaling $2.4 million consisting of $1.8 million of realignment costs and $600,000 for costs associated with a corporate identity program. The 2000 results also include a pre-tax gain of $2.8 million from the disposition of a real estate asset related to a previously disposed business. The $845,000 repositioning charge from 2001 and the $1.8 million realignment charge from 2000 have been included in the operating Results of Technology Solutions and are further discussed in “Technology Solutions” below.

Corporate costs

      Corporate costs for the year ended December 31, 2001 decreased 14.1% to $3.1 million from $3.7 million in 2000. The decrease is primarily attributable to reduced costs associated with the Company’s strategic change initiatives.

Interest, net

      Net interest income for the year ended December 31, 2002 increased 81.1% to $460,000 from $254,000 in 2001. The increase is primarily attributable to higher average cash balances.

Technology Solutions

      Technology Solutions sales for the year ended December 31, 2001 decreased 31.0% to $130.4 million from $188.9 million in 2000. The decrease in sales is primarily attributable to the challenging economic conditions in the technology sector, which has resulted in businesses curtailing and delaying IT-related expenditures. The decrease in sales also reflects the trend by personal computer manufactures toward the direct and agency models in serving the marketplace. Manufacturers are directly targeting certain enterprise customers traditionally served by the Technology Solutions business unit in the sourcing of personal computers and related products. In the agency model, revenues represent fees from manufacturers on certain direct product sales. In previous years, these transactions were at full sales value as this business purchased products from manufacturers and resold to its customers. Excluding the $845,000 repositioning charge that was allocated to this business unit, the operating loss was $93,000 in for the year ended December 31, 2001 compared to $1.8 million in operating income, excluding a $1.8 million realignment charge allocated to this business unit in 2000. Components of the 2001 special charge included facilities consolidation costs and asset write-downs in connection with the opening of a new technology center and separation costs. Components of the 2000 special charge included separation costs, asset write-downs and other exit costs related to the consolidation of facilities, logistics, and sales and service operations.

Recreational Products

      Recreational Products sales for the year ended December 31, 2001 decreased 7.5% to $46.0 million from $49.8 million in 2000, and operating income decreased 42.7% to $954,000 from $1.7 million. The decrease in sales for 2001 is primarily attributable to challenging economic conditions, which resulted in reduced spending on recreational products. Also contributing to the decline in operating income and margins was a concentrated effort during 2001 to promote certain products by aggressively reducing prices.

Electronic Components

      Electronic Components sales for the year ended December 31, 2002 decreased 45.5% to $7.2 million from $13.2 million in 2000, and operating income decreased 52.1% to $1.6 million from $3.3 million. The decrease in sales and operating income is attributable to the weakness in demand for electronics and telecommunication components throughout the majority of 2001.

Cost of sales

      As a percentage of sales, cost of sales for the year ended December 31, 2001 decreased to 82.9% from 85.3% in 2001 primarily due to the change to the agency model on certain Technology Solutions transactions for which no cost of sales is recognized, partially offset by lower overall margins on Recreational Product sales resulting from the aggressive price reductions on certain products.

Selling and administrative expenses

      As a percentage of sales, selling and administrative expenses for the year ended December 31, 2001 increased to 16.3% from 12.9% in 2000 primarily due to the overall reduction in sales in 2001 and the existence of certain fixed costs.

Income tax

      The Company’s effective income tax rate was approximately 39.5% for both years.

Net income (loss)

      Net loss totaled $1.0 million for the year ended December 31, 2001 compared to net income of $2.3 million in the prior year. The $3.3 million change resulted from the factors described above.

Changes in Financial Condition

Liquidity and Capital Resources

      Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

	December 31,

	2002	2001

Cash and cash equivalents	$10,079	$10,418
Working capital	$19,609	$21,314
Current ratio	1.9:1	1.8:1
Long-term liabilities to total capitalization	8.9%	8.6%
Shareholders’ equity per share	$3.05	$3.34
Days’ sales in receivables	51	51
Days’ sales in inventories	38	32

      Net cash provided by operating activities was $1.9 million for the year ended December 31, 2002 compared with $597,000 in 2001. The cash flow from operating activities in 2002 reflects cash collected on accounts receivable partially offset by payment of accounts payable and accrued liabilities and an increase in income tax receivable. The decrease in accounts receivable was primarily due to the $5.1 million decline in revenues during the fourth quarter of 2002 as compared to the prior year. Accounts payable was also lower at the end of 2002 as a result of reduced inventory purchases in light of the reduced sales levels. The increase in income tax receivable totaling $1.7 million represents the increase in the anticipated 2002 federal tax refund over the refund received related to the 2001 tax year. The cash flow from operating activities in 2001 primarily represents cash collected on accounts receivable offset by payments of accounts payable. The decrease in receivables was primarily due to the 49% decline in revenues during the fourth quarter of 2001 as compared to the prior year. Accounts payable was also significantly lower as of the end of 2001 as a result of reduced inventory purchases late in the year.

      Net cash used in investing activities totaled $1.5 million for the year ended December 31, 2002, which was used to purchase fixed assets used in our business, compared to $4.8 million in 2001. The $4.8 million included expenditures for a technology center in the Midwest, a client dedicated technology center in the Atlantic region, expenditures on information technology, and the purchase of a business.

      Net cash used in financing activities totaled $819,000 for the year ended December 31, 2002 compared to cash provided by financing activities of $237,000 during 2001. During 2002, cash used in financing activities included $872,000 utilized to purchase 556,721 shares under the Company’s Stock Repurchase Program, which was offset by $53,000 from stock purchases under our Employees’ Stock Purchase Plan. Cash provided by financing activities in 2001 included stock purchases under our Employee’s Stock Purchase Plan and the exercise of outstanding warrants.

      The Company believes that sufficient cash resources exist to support requirements for its operations and commitments through available cash, bank borrowings and cash generated by operations. The Company has a line of credit in the amount of $10.0 million, expiring in May 2004, for general corporate purposes. No amounts were borrowed under the line of credit during 2002 or 2001. Although the Company has a sufficient asset borrowing base and was in compliance with all bank covenants during 2002 and 2001, due to recent operating losses the Company is not able to borrow under its line of credit as of December 31, 2002. Management is currently in discussions with its lender to revise the existing covenants or otherwise amend the agreement to allow for a level of borrowings, if necessary. There can be no assurance that the Company and its lender will reach an agreement regarding such matters. Although management does not currently anticipate the need to borrow under the line of credit, this additional cash resource may be needed to support future operations. Despite recent operating losses, the Company believes that it has sufficient cash resources to fund 2003 operations.

Trends and Uncertainties

      The challenging technology market conditions and costs associated with building our technology outsourcing practices have impacted results during 2002 and are expected to continue to impact near term operating results. We have added almost 200 professionals during January 2003 at our Technology Solutions business unit to fulfill new outsourcing engagements. We believe that these new client relationships and continued aggressive business development efforts are key steps towards long term growth. However, there can be no assurance that management’s plans will be successful in improving the Company’s overall profitability.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Shareholders of Bell Industries, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Industries, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in the notes to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

February 7, 2003

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,

	2002	2001	2000

Net sales	$140,797	$183,621	$251,887

Costs and expenses
Cost of sales	115,141	152,163	214,831
Selling and administrative	26,883	29,870	32,317
Depreciation and amortization	2,333	2,274	1,593
Interest, net	(200)	(460)	(254)
Special items, net		1,495	(437)

	144,157	185,342	248,050

Income (loss) before income taxes and cumulative effect of accounting change	(3,360)	(1,721)	3,837
Income tax provision (benefit)	(1,327)	(680)	1,518

Income (loss) before cumulative effect of accounting change	(2,033)	(1,041)	2,319
Cumulative effect of accounting change, net of income tax benefit of $836	(1,280)

Net income (loss)	$(3,313)	$(1,041)	$2,319

SHARE AND PER SHARE DATA
BASIC
Income (loss) before cumulative effect of accounting change	$(.24)	$(.12)	$.26
Cumulative effect of accounting change	(.14)

Net income (loss)	$(.38)	$(.12)	$.26

Weighted average common shares	8,743	8,854	8,999

DILUTED
Income (loss) before cumulative effect of accounting change	$(.24)	$(.12)	$.26
Cumulative effect of accounting change	(.14)

Net income (loss)	$(.38)	$(.12)	$.26

Weighted average common shares	8,743	8,854	9,025

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	December 31,

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$10,079	$10,418
Accounts receivable, less allowance for doubtful accounts of $749 and $1,525.	13,078	17,827
Income tax receivable	2,400	746
Inventories	12,349	13,608
Prepaid expenses and other	3,051	3,879

Total current assets	40,957	46,478

Fixed assets, at cost
Land	35	35
Buildings and improvements	1,390	1,414
Equipment	8,904	8,243
Furniture and fixtures	4,317	4,235

	14,646	13,927
Less accumulated depreciation	(9,210)	(7,608)

Total fixed assets	5,436	6,319

Goodwill		2,116
Other assets	2,997	2,739

	$49,390	$57,652

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,687	$11,833
Accrued payroll	1,871	1,472
Accrued liabilities	8,790	11,859

Total current liabilities	21,348	25,164

Deferred compensation and other	2,496	2,810

Shareholders’ equity
Preferred stock Authorized — 1,000,000 shares, outstanding — none
Common stock Authorized — 35,000,000 shares, outstanding — 8,366,724 and 8,889,708 shares	32,535	33,354
Accumulated deficit	(6,989)	(3,676)

Total shareholders’ equity	25,546	29,678

Commitments and contingencies
	$49,390	$57,652

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

			Retained
	Common Stock		earnings
			(accumulated
	Shares	Amount	deficit)

Balance at December 31, 1999.	9,608,315	$35,750	$(4,954)
Employee stock plans	42,521	89
Stock repurchase program	(859,900)	(2,946)
Other stock transactions		224
Net income			2,319

Balance at December 31, 2000.	8,790,936	33,117	(2,635)
Employee stock plans and other	98,772	237
Net loss			(1,041)

Balance at December 31, 2001.	8,889,708	33,354	(3,676)
Employee stock plans	33,737	53
Stock repurchase program	(556,721)	(872)
Net loss			(3,313)

Balance at December 31, 2002.	8,366,724	$32,535	$(6,989)

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(3,313)	$(1,041)	$2,319
Cumulative effect of accounting change	1,280
Depreciation	2,333	2,161	1,514
Amortization of goodwill		113	79
Provision for losses on accounts receivable	63	168	166
Gain on sale of real estate			(2,842)
Changes in assets and liabilities, net of acquisitions and disposals	1,574	(804)	5,764

Net cash provided by operating activities	1,937	597	7,000

Cash flows from investing activities:
Purchases of fixed assets and other	(1,457)	(4,449)	(1,435)
Purchase of business		(400)
Net proceeds from sale of real estate			2,951

Net cash provided by (used in) investing activities	(1,457)	(4,849)	1,516

Cash flows from financing activities:
Employee stock plans and other	53	237	313
Purchases of common stock	(872)		(2,946)

Net cash provided by (used in) financing activities	(819)	237	(2,633)

Net increase (decrease) in cash and cash equivalents	(339)	(4,015)	5,883
Cash and cash equivalents at beginning of year	10,418	14,433	8,550

Cash and cash equivalents at end of year	$10,079	$10,418	$14,433

Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	$5,525	$13,571	$2,169
Income tax receivable	(1,654)	(746)
Inventories	1,259	1,457	4,523
Accounts payable	(1,146)	(12,659)	1,048
Accrued liabilities and other	(2,410)	(2,427)	(1,976)

Net change	$1,574	$ (804)	$5,764

Supplemental cash flow information:
Interest paid	$—	$ 4	$35
Income taxes paid	$—	$ —	$1,854

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

      Revenue recognition and receivables — The Company’s operations include technology lifecycle services (“Technology Solutions”); distribution of aftermarket products for recreational vehicles, motorcycles, snowmobiles and powerboats (“Recreational Products”); and specialty components manufacturing and distribution for the computer and electronics markets (“Electronic Components”). Sales are recognized and trade receivables are recorded when products are shipped or when services are provided assuming no significant Company obligations remain and collection of related receivables is probable. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number and general dispersion of trade accounts, which constitute the Company’s customer base. During 2002 and 2001, the Company had one Technology Solutions customer that accounted for approximately 12% and 10% of net sales, respectively. At December 31, 2002 and 2001, the Company had one Technology Solutions customer that accounted for approximately 15% and 22% of accounts receivable, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses and such losses have been within these estimates.

      Inventories — Inventories, consisting primarily of finished goods, are stated at the lower of cost (determined using weighted average and first-in, first-out methods) or market (net realizable value).

      Shipping and handling costs — Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses, employee payroll related costs incurred in connection with storing, moving and preparing products for shipment, and employee payroll related costs for delivery vehicle drivers totaled approximately $3.3 million in 2002, $3.7 million in 2001 and $4.2 million in 2000. These costs are included, net of amounts billed to customers, within selling and administrative expenses in the Consolidated Statement of Operations. Amounts billed to customers totaled approximately $550,000 in 2002, $800,000 in 2001 and $1.1 million in 2000.

      Vendor rebates — The Company receives volume incentives from certain vendors related to sales activity of certain products that are recognized when deemed earned.

      Fixed assets, depreciation and amortization — All fixed assets are recorded at cost and depreciated using the straight-line method based upon estimated useful lives of 10 years for building improvements, 2 to 10 years for equipment and 5 to 7 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated service lives or the term of the lease.

      Goodwill and other intangible assets — In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, goodwill is tested at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, ceases. During the quarter ended June 30, 2002, the Company completed both steps of the transitional impairment tests, as required by SFAS No. 142, and recorded a pre-tax goodwill impairment loss of $2.1 million, $1.3 million after tax, representing the total goodwill balance as of January 1, 2002 (date of adoption). The goodwill resulted from Technology Solutions acquisitions in previous years. The fair value of the Technology Solutions reporting unit was determined using the discounted cash flow approach as allowed by SFAS No. 142. Goodwill amortization recorded during the years ended December 31, 2001 and 2000 was $113,000 or $0.01 per share and $79,000 or $0.01 per share, respectively.

      Long-lived assets — In 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. In accordance with SFAS No. 144, the Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

      Income taxes — Provision is made for the tax effects of temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. In estimating deferred tax balances, the Company considers all expected future events other than enactments of changes in the tax law or rates.

      Accrued liabilities — The Company’s accrued liabilities include approximately $5.4 million and $6.4 million of amounts attributable to disposed businesses at December 31, 2002 and 2001, respectively. These amounts relate to certain legal, environmental and contractual matters specifically identifiable to these disposed businesses.

      Stock option plans — The Company measures and records compensation expense relating to stock options as the excess, if any, between the market value of shares on the date of option grant and the expected proceeds upon exercise. Such expense is accrued ratably over the period to be benefited. The Company has adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to disclose the impact of compensation cost on earnings as determined under the fair value method prescribed by SFAS No. 123.

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

      Reclassifications — Certain amounts shown in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

      New pronouncements — In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” SFAS No. 146 eliminates the provisions of EITF No. 94-3 that required a liability to be recognized for certain exit or disposal activities at the date an entity committed to an exit plan. SFAS No. 146 requires a liability for costs associated with an exit or disposal activity to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123”. SFAS No. 148, which is effective for fiscal years ending after December 15, 2002, provides alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to utilize the disclosure only provisions as prescribed by SFAS No. 123. The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Special Items

      Repositioning and settlement costs — During the second quarter of 2001, the Company recorded special pre-tax charges totaling $1.5 million. The charges consisted of $845,000 for costs related to strategic repositioning of the Company’s operations and $650,000 in settlement costs associated with an executive change-in-control contract. Components of the repositioning charge included facilities consolidation costs and asset write-downs in connection with the opening of a new technology center and separation costs. Substantially all costs relating to these charges, other than a lump sum payment made in January 2002 relating to the change-in-control contract, were paid during 2001.

      Realignment and corporate identity — During the second quarter of 2000, the Company recorded special pre-tax charges totaling $2.4 million. The charges consisted of $1.8 million for costs associated with the realignment of the Company’s operations and $600,000 for costs associated with a corporate identity program, which included new marketing initiatives for branding and sales development. Components of the realignment charge included separation costs, asset write-downs and other exit costs related to the consolidation of facilities, logistics, and sales and service operations. Substantially all costs relating to these charges were paid during 2000.

      Sale of real estate — During 2000, the Company recorded a pre-tax gain of $2.8 million from the disposition of a real estate asset. This sale represented the final property disposition in connection with a 1998 Board of Directors approved plan.

Floor Plan Arrangements

      The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. The amount of aggregate outstanding floor plan obligations ranged between $3.1 million and $5.5 million during 2002 and $4.4 million and $11.2 million during 2001, and were secured by certain of the Company’s inventory and accounts receivable. Additionally, the finance companies maintain intercreditor agreements with the Company’s primary lender. The outstanding amounts are payable in 30 to 45 days. The arrangements are generally subsidized by computer products manufacturers and are interest free if amounts are paid within the specified terms. The Company paid minimal interest under floor plan arrangements for the periods presented. At December 31, 2002 and 2001, the Company had outstanding floor plan obligations of $3.1 million and $4.8 million, respectively, which are classified within accounts payable.

Borrowings and Liquidity

      Under a credit agreement dated April 1999, as amended, with its primary lender, the Company has a line of credit in the amount of $10.0 million to finance short term cash flow and working capital requirements. The credit agreement expires in May 2004 and provides for interest at either the bank’s reference rate or LIBOR plus 1.75%. The line of credit is subject to an annual commitment fee of .5% on the unused line of credit. Available borrowing capacity is subject to a borrowing base calculation based on a percentage of the Company’s available accounts receivable and inventories. The Company is subject to certain restrictive covenants including minimum interest coverage, minimum tangible net worth and a maximum leverage ratio. Outstanding borrowings are secured by the assets of the Company, except those assets that secure borrowings under floor plan arrangements. At December 31, 2002 and 2001, the Company had no outstanding borrowings under the credit agreement.

      The Company believes that sufficient cash resources exist to support requirements for its operations and commitments through available cash, bank borrowings and cash generated by operations. Although the Company has a sufficient asset borrowing base and was in compliance with all bank covenants during 2002 and 2001, due to recent operating losses the Company is not able to borrow under its line of credit as of December 31, 2002. Management is currently in discussions with its lender to revise the existing covenants or otherwise amend the agreement to allow for a level of borrowings, if necessary. There can be no assurance that the Company and its lender will reach an agreement regarding such matters. Although management does not currently anticipate the need to borrow under the line of credit, this additional cash resource may be needed to support future operations. Despite recent operating losses, the Company believes that it has sufficient cash resources to fund 2003 operations.

Stock Repurchase Program

      In July 2001 and February 2000, the Board of Directors authorized stock repurchase programs (the “2001 Program” and “2000 Program”) of up to 1,000,000 shares each of the Company’s outstanding common stock. The common stock can be repurchased in the open market at varying prices depending on market conditions and other factors.

      During 2002, the Company repurchased 556,721 shares of common stock at an average price of $1.57 per share under the 2001 Program. During 2000, the Company repurchased 859,900 shares of common stock at an average price of $3.43 per share under the 2000 Program. The 2000 Program expired on December 31, 2000.

Stock Plans

      The Company maintains certain stock option plans which provide for the issuance of common stock to be available for purchase by employees and by non-employee directors of the Company. Under the stock option plans, both incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted. Options outstanding under the plans have terms of five or ten years, vest over a period of up to four years and were issued at market value on the date of grant.

      A summary of activity under the plans follows:

			Weighted
			average	Fair
	Available	Shares	exercise	value of
	for future	under	price per	option
	grant	option	share	per share

Outstanding at December 31, 1999	698,023	1,145,323	$5.17
Granted	(143,500)	143,500	2.43	$1.48
Canceled	276,664	(276,664)	6.68
Expired	(373,157)

Outstanding at December 31, 2000	458,030	1,012,159	4.37
Granted	(245,000)	245,000	2.44	$1.24
Canceled	239,830	(239,830)	4.82
Adoption of 2001 Plan	500,000

Outstanding at December 31, 2001	952,860	1,017,329	3.80
Granted	(130,000)	130,000	2.00	$0.95
Canceled	65,100	(65,100)	4.46

Outstanding at December 31, 2002	887,960	1,082,229	$3.55

      A summary of stock options outstanding at December 31, 2002 follows:

Remaining			Weighted
option life	Options	Options	average
in years	outstanding	exercisable	exercise price

1	1,000	1,000	$6.69
2	112,729	81,529	5.17
3	138,500	63,250	2.50
4	75,000	43,500	2.58
5 or more	755,000	401,667	4.07

	1,082,229	590,946	$3.95

      At December 31, 2001 and 2000, 348,079 and 228,129 options were exercisable at weighted average exercise prices of $4.61 and $5.62, respectively.

      A summary of shareholder approved and non-shareholder approved plan information as of December 31, 2002 follows:

		Weighted
	Shares	average	Available
	under	exercise price	for future
	option	per share	grant

Shareholder approved plans	1,042,229	$3.59	427,960
Non-shareholder approved plan	40,000	$2.59	460,000

	1,082,229		887,960

      Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”) 750,000 shares were authorized for issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. Under the ESPP, the Company issued 33,737, 61,802, and 42,521 shares during 2002, 2001 and 2000, respectively. The weighted average fair value per share of the purchase rights granted in 2002, 2001 and 2000 were $.66, $.62 and $.79, respectively. During the third quarter of 2002, the Company suspended the ESPP. At December 31, 2002, 419,450 shares were available for future issuance under the ESPP.

      The Black-Scholes model was utilized for estimating the fair value of stock-based grants using an assumed volatility of approximately 60% for all years presented and an expected four year life for stock options, and an assumed volatility of approximately 60% for all years presented and an expected four month life for the ESPP. The assumed risk free interest rate was approximately 4.0% in 2002, 5.0% in 2001 and 6.0% in 2000 for the stock option plans and approximately 2.5% in 2002, 3.5% in 2001 and 5.5% in 2000 for the ESPP. Stock-based compensation costs determined under the fair value method would have increased net loss by $.4 million ($.05 per share) in 2002, increased net loss by $.4 million ($.05 per share) in 2001 and decreased net income by $.5 million ($.05 per share) in 2000.

Income Taxes

      The income tax provision (benefit) charged (credited) before cumulative effect of accounting change was as follows (in thousands):

	2002	2001	2000

Current
Federal	$(2,057)	$(394)	$1,387
State	(422)	(136)	416
Deferred
Federal	1,117	(146)	(247)
State	35	(4)	(38)

	$(1,327)	$(680)	$1,518

      A reconciliation of the federal statutory tax rate to the effective tax rate follows:

	2002	2001	2000

Federal statutory tax rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	(4.8)	(5.2)	4.9
Other, net	(.7)	(.3)	.6

Effective tax rate	(39.5)%	(39.5)%	39.5%

      The provision (benefit) for deferred income taxes is summarized as follows (in thousands):

	2002	2001	2000

Receivables allowance	$272	$(44)	$(177)
Inventory reserves	9	10	20
Employee benefit accruals	241	(130)	(21)
Depreciation	85	3	97
Prepaid items	330
Other	215	11	(204)

	$1,152	$(150)	$(285)

      Deferred tax balances were composed of the following (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Receivables allowance	$223	$431
Inventory reserves	178	187
Employee benefit accruals	545	984
Discontinued operations	1,711	2,062
Goodwill	439

	3,096	3,664
Deferred tax liabilities:
Depreciation	(197)	(96)
Prepaid items	(330)
Other	(140)	(230)

Net deferred tax balances	$2,429	$3,338

      Net current deferred tax assets, included with prepaid expenses and other, and non-current deferred tax assets, included with other assets, were as follows (in thousands):

	December 31,

	2002	2001

Current deferred income tax benefits (liabilities)
Federal	$1,591	$3,128
State	47	(79)
Noncurrent deferred income tax benefits
Federal	758	277
State	33	12

	$2,429	$3,338

Employee Benefit and Deferred Compensation Plans

      The Company has a qualified, trusteed, savings and profit sharing plan for eligible employees. The Company’s matching contributions and discretionary contributions to the plan, as determined by the Board of Directors, were $112,000 in 2002, $150,000 in 2001 and $178,000 in 2000.

      The Company has deferred compensation plans available for certain officers and other key employees. Expense associated with the deferred compensation element of these plans was $134,000 in 2002, $110,000 in 2001 and $119,000 in 2000.

      The Company provides postretirement medical coverage for qualifying employees who were employed prior to January 1, 1998. The estimated liability for postretirement medical benefits, included in Deferred Compensation and other long term liabilities, totaled $1.0 million and $1.1 million at December 31, 2002 and 2001, respectively. Annual costs for active and potentially eligible employees were not significant during any of the years presented.

Commitments and Contingencies

      At December 31, 2002, the Company had operating leases on certain of its facilities and equipment expiring in various years through 2007. Under certain operating leases, the Company is required to pay property taxes and insurance. Rent expense under operating leases was $2.0 million in 2002, $2.1 million in 2001 and $1.9 million in 2000.

      Minimum annual rentals on operating leases for the five years subsequent to 2002 are as follows (in thousands):

2003	$2,311
2004	1,875
2005	1,164
2006	604
2007	283

$6,237

      The Company has outstanding letters of credit totaling $270,000 at December 31, 2002 which primarily support inventory purchases. All letters of credit are renewable annually.

      The Company is involved in litigation which is incidental to its current and discontinued businesses. The resolution of this litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Business Segment and Related Information

      The Company has three reportable business segments: Technology Solutions, a provider of technology lifecycle services; Recreational Products, a distributor of replacement parts and accessories for recreational and other leisure-time vehicles; and Electronic Components, a specialty manufacturer and distributor of standard and custom magnetic products. Each operating segment offers unique products and services and has separate management. The accounting policies of the segments are the same as described in the Summary of Accounting Policies.

      Summarized financial information regarding the Company’s reportable segments is shown in the following table (in thousands):

	Year ended December 31,

	2002	2001	2000

Net sales
Technology Solutions	$90,568	$130,395	$188,907
Recreational Products	44,639	46,044	49,799
Electronic Components	5,590	7,182	13,181

	$140,797	$183,621	$251,887

Operating income (loss)
Technology Solutions	$(2,204)	$(938)	$10
Recreational Products	819	954	1,666
Electronic Components	489	1,590	3,317
Special items		(650)	2,242
Corporate costs	(2,664)	(3,137)	(3,652)

	(3,560)	(2,181)	3,583
Interest, net	200	460	254

Income (loss) before income taxes and cumulative effect of accounting change	$(3,360)	$(1,721)	$3,837

Depreciation and amortization
Technology Solutions	$1,150	$1,114	$691
Recreational Products	190	181	229
Electronic Components	32	33	34
Corporate	961	946	639

	$2,333	$2,274	$1,593

Total assets
Technology Solutions	$10,472	$17,281	$28,595
Recreational Products	15,803	16,193	16,571
Electronic Components	2,410	2,916	3,940
Corporate	20,705	21,262	25,320

	$49,390	$57,652	$74,426

Capital expenditures
Technology Solutions	$396	$3,172	$609
Recreational Products	382	217	115
Electronic Components	12	5	45
Corporate	745	951	736

	$1,535	$4,345	$1,505

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Quarter ended

	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Year ended December 31, 2002
Net sales	$32,117	$41,349	$40,441	$26,890

Costs and expenses
Cost of sales	26,357	33,504	33,533	21,747
Selling and administrative	6,744	6,570	7,103	6,466
Depreciation and amortization	608	587	564	574
Interest, net	(56)	(37)	(71)	(36)

	33,653	40,624	41,129	28,751

Income (loss) before income taxes and cumulative effect of accounting change	(1,536)	725	(688)	(1,861)
Income tax provision (benefit)	(606)	287	(272)	(736)

Income (loss) before cumulative effect of accounting change	(930)	438	(416)	(1,125)
Cumulative effect of accounting change	(1,280)

Net income (loss)	$(2,210)	$438	$(416)	$(1,125)

Share and Per Share Data
BASIC
Income (loss) before cumulative effect of accounting change	$(.10)	$.05	$(.05)	$(.13)
Cumulative effect of accounting change	(.14)

Net income (loss)	$(.24)	$.05	$(.05)	$(.13)

Weighted average common shares	8,890	8,900	8,777	8,404

DILUTED
Income (loss) before cumulative effect of accounting change	$(.10)	$.05	$(.05)	$(.13)
Cumulative effect of accounting change	(.14)

Net income (loss)	$(.24)	$.05	$(.05)	$(.13)

Weighted average common shares	8,890	8,900	8,777	8,404

Year ended December 31, 2001
Net sales	$52,986	$52,401	$46,212	$32,022

Costs and expenses
Cost of sales	44,885	43,449	37,806	26,023
Selling and administrative	7,638	8,086	7,677	6,469
Depreciation and amortization	449	569	595	661
Interest, net	(164)	(108)	(108)	(80)
Special items, net		1,495

	52,808	53,491	45,970	33,073

Income (loss) before income taxes	178	(1,090)	242	(1,051)
Income tax provision (benefit)	70	(431)	96	(415)

Net income (loss)	$108	$(659)	$146	$(636)

Share and Per Share Data
BASIC
Net income (loss)	$.01	$(.07)	$.02	$(.07)

Weighted average common shares	8,823	8,852	8,867	8,876

DILUTED
Net income (loss)	$.01	$(.07)	$.02	$(.07)

Weighted average common shares	8,879	8,852	8,867	8,876

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions	Deductions
	Balance at	charge to	accounts	Balance
	beginning	costs and	charged off	at end of
Description	of period	expenses	(recovered)	period

Allowance for doubtful accounts:
Year ended December 31:
2000	$1,112	166	56	$1,222
2001	$1,222	168	(135)	$1,525
2002	$1,525	63	839	$749

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      (a) Directors: The information required by Item 10 with respect to directors will appear in the Proxy Statement for the 2003 Annual Meeting of Shareholders and is hereby incorporated by reference.

      (b) Executive Officers: The information required by Item 10 with respect to Executive Officers appears in Part I of this Annual Report on Form 10-K.

Item 11.     Executive Compensation

      The information required by Item 11 will appear in the Proxy Statement for the 2003 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 will appear under “Election of Directors” in the Proxy Statement for the 2003 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by Item 13 will appear in the Proxy Statement for the 2003 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 14.     Controls and Procedures

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

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

      (a)1.     Financial Statements:

      The Consolidated Financial Statements and Report of Independent Accountants dated February 7, 2003 are included under Item 8 of this Annual Report on Form 10-K.

      2.     Financial Statement Schedule:

      The financial statement schedule listed in the Index to Financial Statements included under Item 8 is filed as part of this Annual Report on Form 10-K.

      3.     Exhibits:

Number		Exhibit Title

2.		Agreement and Plan of Merger, dated as of November 26, 1996 among Registrant, ME Acquisitions, Inc., and Milgray Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Form 8-K dated January 7, 1997.
3.		The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant’s Form 8-B dated March 22, 1995, as amended.
4.	a.	The Specimen of Registrant’s Common Stock certificates is incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant’s Form 8-B filed January 15, 1980.
	b.	Warrant Agreement dated September 15, 1993 including Form of Warrant Certificate issued to the named Insurance Companies included in the Note Purchase Agreement dated February 1, 1991, as amended, is incorporated by reference to Exhibit 4.e of the Form 10-K dated June 30, 1993.
10.	a.	The Employment and Deferred Compensation Agreements dated January 1, 1979 and the Amendment thereto dated August 6, 1979 concerning certain officers of Registrant are incorporated by reference to Exhibits 9A, 9C and 9D to Amendment number 1 to Registrant’s Form 8-B dated November 19, 1979.
	b.	The 1990 Stock Option and Incentive Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held October 29, 1990.
	c.	The 1993 Employees’ Stock Purchase Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993.
	d.	The 1994 Stock Option Plan is incorporated by reference to Exhibit A of the Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held on November 1, 1994.
	e.	Form of Severance Agreement between the Registrant and its executive officers is incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-B dated March 22, 1995, as amended.
	f.	Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-B dated March 22, 1995, as amended.
	g.	Non-Employee Directors’ Stock Option Plan, as revised is, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K dated December 31, 1995.
	h.	Form of Stock Option Agreement between the Registrant and Non-employee Directors is incorporated by reference to Exhibit 10.m to Registrant’s Form 10-K dated December 31, 1995.
	i.	Amendment to the 1994 Stock Option Plan dated August 8, 1997 is incorporated by reference to Exhibit 99 to Registrant’s Form 10-Q dated June 30, 1997.
	j.	Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August 12, 1997 is incorporated by reference to Exhibit 4.1.1 to Registrant’s Form S-8 dated August 12, 1997.
	k.	1997 Deferred Compensation Plan dated August 27, 1997 is incorporated by reference to Registrant’s Form S-8 dated August 28, 1997.

Number		Exhibit Title

	l.	The Employment Agreement between the Registrant and Tracy A. Edwards, dated February 1, 1999 is incorporated by reference to Exhibit 10.s. and 10.t.
	m.	The Rights Agreement, dated February 1, 1999, by and between Bell Industries, Inc. and Harris Trust Company of California, as Rights Agent, is incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A12B, dated February 25, 1999.
	n.	The Asset Purchase Agreement dated August 28, 1998 between Bell Industries, Inc. and PrimeSource Corporation is incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, event date September 14, 1998.
	o.	The Agreement of Purchase and Sale dated October 1, 1998 between Bell Industries, Inc. and Arrow Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, event date October 1, 1998.
	p.	Credit Agreement dated as of April 14, 1999 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K dated December 31, 2000.
	q.	First Amendment to Credit Agreement dated as of April 26, 2000 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.y of the Registrant’s. Annual Report on Form 10-K dated December 31, 2000.
	r.	Agreement for Wholesale Financing dated as of May 11, 2001 between the Registrant and Deutsche Financial Services Corporation is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.
	s.	Agreement for Wholesale Financing dated as of June 27, 2001 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.
	t.	First Amendment to Rights Agreement, dated May 30, 2001, by and between the Registrant, Harris Trust Company of California and Computershare Investor Services, LLC is incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A12(b), dated May 30, 2001.
	u.	Second Amendment to Rights Agreement, dated May 30, 2001, by and between the Registrant and Computershare Investor Services, LLC, as Rights Agent, is incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A12(b), dated May 30, 2001.
	v.	The Bell Industries, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit 99. of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.
	w.	Second Amendment to Credit Agreement dated as of March 27, 2002 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2001.
21.		Subsidiaries of the Registrant.
23.		Consent of Independent Accountants.
99.	1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.	2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

           a) None.

SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELL INDUSTRIES, INC.

By	/s/ TRACY A. EDWARDS

Tracy A. Edwards
President and Chief Executive Officer

Date: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ TRACY A. EDWARDS Tracy A. Edwards	President and Chief Executive Officer, Director

/s/ RUSSELL A. DOLL Russell A. Doll	Senior Vice President and Chief Financial and Accounting Officer

/s/ JOHN J. COST John J. Cost	Director and Secretary

/s/ L. JAMES LAWSON L. James Lawson	Director

/s/ MICHAEL R. PARKS Michael R. Parks	Director

/s/ MARK E. SCHWARZ Mark E. Schwarz	Director

CERTIFICATIONS

I, Tracy A. Edwards, certify that:

1.	I have reviewed this annual report on Form 10-K of Bell Industries, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TRACY A. EDWARDS

Tracy A. Edwards
President and Chief Executive Officer

March 28, 2003

I, Russell A. Doll, certify that:

1.	I have reviewed this annual report on Form 10-K of Bell Industries, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RUSSELL A. DOLL

Russell A. Doll
Senior Vice President and Chief Financial Officer

March 28, 2003

EXHIBIT INDEX

Exhibit
Number		Description

2.		Agreement and Plan of Merger dated as of November 26, 1996 among Registrant, ME Acquisition, Inc. and Milgray Electronics, Inc.(*)
3.		Articles of incorporation and by-laws(*)
4.		Instruments defining the rights of security holders, including indentures
	a.	Specimen of Registrant’s Common Stock certificate(*)
	b.	Warrant Agreement dated September 15, 1993 including Form of Warrant Certificate issued to the named Insurance Companies included in the Note Purchase Agreement dated February 1, 1991, as amended(*)
10.		Material contracts
	a.	The Employment and Deferred Compensation Agreements dated January 1, 1979 and the Amendment thereto dated August 6, 1979 concerning certain officers of Registrant(*)
	b.	The 1990 Stock Option and Incentive Plan included as Exhibit A to Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held October 29, 1990(*)
	c.	The 1993 Employees’ Stock Purchase Plan included as Exhibit A to Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993(*)
	d.	The 1994 Stock Option Plan included as Exhibit A of the Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held on November 1, 1994(*)
	e.	Form of Severance Compensation Agreement between the Registrant and its executive officers(*)
	f.	Form of Indemnity Agreement between the Registrant and its executive officers and directors(*)
	g.	Non-Employee Directors’ Stock Option Plan, as revised(*)
	h.	Form of Stock Option Agreement between the Registrant and Non-employee Directors(*)
	i.	Amendment to the 1994 Stock Option Plan dated August 8, 1997(*)
	j.	Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August 12, 1997(*)
	k.	1997 Deferred Compensation Plan dated August 27, 1997(*)
	l.	Employment Agreement between the Registrant and Tracy A. Edwards, dated February 1, 1999(*)
	m.	The Rights Agreement, dated February 1, 1999, by and between Bell Industries, Inc. and Harris Trust Company of California, as Rights Agent(*)
	n.	Asset Purchase Agreement dated August 28, 1998 between Bell Industries, Inc. and PrimeSource Corporation(*)
	o.	The Agreement of Purchase and Sale dated October 1, 1998 between Bell Industries, Inc. and Arrow Electronics, Inc.(*)
	p.	Credit Agreement dated as of April 14, 1999 between the Registrant and Union Bank of California, N.A. is incorporated by Reference’s to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K dated December 31, 2000.(*)
	q.	First Amendment to Credit Agreement dated as of April 26, 2000 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.y of the Registrant’s Annual Report on Form 10-K dated December 31, 2000.(*)
	r.	Agreement for Wholesale Financing dated as of May 11, 2001 between the Registrant and Deutsche Financial Services Corporation is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.(*)
	s.	Agreement for Wholesale Financing dated as of June 27, 2001 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.(*)

Exhibit
Number		Description

	t.	First Amendment to Rights Agreement, dated May 30, 2001, by and between the Registrant, Harris Trust Company of California and Computershare Investor Services, LLC is incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A12(b), dated May 30, 2001.(*)
	u.	Second Amendment to Rights Agreement, dated May 30, 2001, by and between the Registrant and Computershare Investor Services, LLC, as Rights Agent, is incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A12(b), dated May 30, 2001.(*)
	v.	The Bell Industries, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit 99. of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.(*)
	w.	Second Amendment to Credit Agreement dated as of March 27, 2002 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2001.(*)
21.		Subsidiaries of the Registrant
23.		Consent of Independent Accountants
99.	1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.	2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Incorporated by reference.