Form 10-Q
period 2003-03-31
BELL INDUSTRIES INC /NEW/
filed 2003-05-15
CIK 945489

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 1-11471

Bell Industries, Inc.

(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2039211 (I.R.S. Employer Identification No.)

1960 E. Grand Avenue, Suite 560, El Segundo, California (Address of principal executive offices)	90245 (Zip Code)

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

YES [X]	NO [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES [ ]	NO [X]

     As of May 9, 2003, there were 8,366,724 outstanding shares of the Registrant’s Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Operations
(Unaudited, in thousands, except per share data)

	Three months ended
	March 31

	2003	2002

Net revenues
Products	$23,568	$26,444
Services	8,509	5,673

	32,077	32,117

Costs and expenses
Cost of products sold	19,007	22,043
Cost of services provided	6,972	4,314
Selling and administrative	7,423	7,352
Interest, net	(22)	(56)

	33,380	33,653

Loss before income taxes and cumulative effect of accounting change	(1,303)	(1,536)
Income tax benefit	(391)	(606)

Loss before cumulative effect of accounting change	(912)	(930)
Cumulative effect of accounting change, net of income tax benefit of $836		(1,280)

Net loss	$(912)	$(2,210)

Basic and Diluted Share and Per Share Data
Loss before cumulative effect of accounting change	$(.11)	$(.10)
Cumulative effect of accounting change		(.14)

Net loss	$(.11)	$(.24)

Weighted average common shares	8,367	8,890

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

	March 31	December 31
	2003	2002

	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$7,658	$10,079
Accounts receivable, less allowance for doubtful accounts of $836 and $749	19,277	13,078
Income tax receivable	2,400	2,400
Inventories	12,191	12,349
Prepaid expenses and other	2,696	3,051

Total current assets	44,222	40,957

Fixed assets, net	4,941	5,436
Other assets	2,961	2,997

	$52,124	$49,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,724	$10,687
Accrued liabilities and payroll	10,440	10,661

Total current liabilities	25,164	21,348

Deferred compensation and other	2,465	2,496

Shareholders’ equity
Preferred stock
Authorized — 1,000,000 shares, outstanding — none
Common stock
Authorized — 35,000,000 shares, outstanding — 8,366,724 shares	32,396	32,535
Accumulated deficit	(7,901)	(6,989)

Total shareholders’ equity	24,495	25,546

Commitments and contingencies
	$52,124	$49,390

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Three months ended
	March 31

	2003	2002

Cash flows from operating activities:
Net loss	$(912)	$(2,210)
Cumulative effect of accounting change		1,280
Depreciation and amortization	590	608
Provision for losses on accounts receivable	81	84
Changes in assets and liabilities	(1,999)	(2,111)

Net cash used in operating activities	(2,240)	(2,349)

Cash flows from investing activities:
Purchases of fixed assets and other	(181)	(61)

Net decrease in cash and cash equivalents	(2,421)	(2,410)
Cash and cash equivalents at beginning of period	10,079	10,418

Cash and cash equivalents at end of period	$7,658	$8,008

Changes in assets and liabilities:
Accounts receivable	$(6,286)	$(2,048)
Inventories	158	(2)
Accounts payable	4,037	2,285
Accrued liabilities and other	92	(2,346)

Net change	$(1,999)	$(2,111)

Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$5	$2

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Notes to Consolidated Condensed Financial Statements

Accounting Principles

The accompanying consolidated financial statements for the three months ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to guidelines of the Securities and Exchange Commission. Management believes that the disclosure included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but the disclosure contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Shipping and Handling Costs

Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses, payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $750,000 during the quarter ended March 31, 2003 and $650,000 during the quarter ended March 31, 2002. These costs are included, net of amounts billed to customers, within selling and administrative expenses in the Consolidated Statement of Operations. Amounts billed to customers totaled approximately $100,000 during each of the quarters ended March 31, 2003 and 2002.

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

Accrued Liabilities

The Company’s accrued liabilities include approximately $5.4 million of amounts attributable to disposed businesses at March 31, 2003 and December 31, 2002. These amounts relate to certain legal, environmental and contractual matters specifically identifiable to these disposed businesses.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants. Stock-based compensation costs determined under the fair value method as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” would have increased net loss by approximately $50,000 (less than $.01 per share) for the quarter ended March 31, 2003 and increased net loss by approximately $100,000 ($.01 per share) for the quarter ended March 31, 2002.

Borrowings and Liquidity

Under a credit agreement dated April 1999, as amended with its primary lender, the Company has a line of credit in the amount of $10.0 million to finance short term cash flow and working capital requirements. The credit agreement expires in May 2004 and provides for interest at either the bank’s reference rate or LIBOR plus 1.75%. The line of credit is subject to an annual commitment fee of .5% on the unused line of credit. Available borrowing capacity is subject to a borrowing base calculation based on a percentage of the Company’s available accounts receivable and inventories. The Company is subject to certain restrictive covenants including minimum interest coverage, minimum tangible net worth and a maximum leverage ratio. Outstanding borrowings are secured by the assets of the Company, except those assets that secure borrowings under floor plan arrangements. At March 31, 2003 and December 31, 2002, the Company had no outstanding borrowings under the credit agreement.

The Company believes that sufficient cash resources exist to support requirements for its operations and commitments through available cash, bank borrowings and cash generated by operations. Although the Company has a sufficient asset borrowing base and is in compliance with all bank covenants, due to recent operating losses the Company is not able to borrow under its line of credit as of March 31, 2003. Management is currently in discussions with its lender to revise the existing covenants or otherwise amend the agreement to allow for a level of borrowings, if necessary. There can be no assurance that the Company and its lender will reach an agreement regarding such matters. Although management does not currently anticipate the need to borrow under the line of credit, this additional cash resource may be needed to support future growth and operations. Despite recent operating losses, the Company believes that it has sufficient cash resources to fund operations.

Reclassifications

Certain amounts shown in the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. This discussion and analysis includes forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements that we make in this Quarterly Report are set forth below, are set forth in the Company Annual Report on Form 10-K for the year ended December 31, 2002 and are set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Results of Operations

Results of operations by business segment for the three months ended March 31, 2003 and 2002 were as follows (in thousands):

	Three months ended
	March 31

	2003	2002

Net revenues
Technology Solutions
Products	$11,309	$15,433
Services	8,509	5,673

	19,818	21,106
Recreational Products	10,640	9,784
Electronic Components	1,619	1,227

	$32,077	$32,117

Operating income (loss)
Technology Solutions	$(985)	$(1,019)
Recreational Products	61	75
Electronic Components	305	76
Corporate costs	(706)	(724)

	(1,325)	(1,592)
Interest, net	22	56
Income tax benefit	391	606
Cumulative effect of accounting change, net		(1,280)

Net loss	$(912)	$(2,210)

Net revenues

Net revenues for the first quarter of 2003 were $32.1 million, the same as that of the prior-year period. Net revenues are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components” below.

Operating income (loss)

Operating loss for the quarter ended March 31, 2003 decreased 16.8% to $1.3 million from $1.6 million in 2002. Operating results are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components” below.

Corporate costs

Corporate costs for the quarter ended March 31, 2003 decreased slightly to $706,000 from $724,000 in 2002.

Interest, net

Net interest income for the quarter ended March 31, 2003 decreased 60.7% to $22,000 from $56,000 in 2002. The decrease is primarily attributable to reduced interest rates and lower average cash balances.

Cumulative effect of accounting change

The Company recorded a pre-tax goodwill impairment loss of $2.1 million, $1.3 million after tax, following the adoption SFAS No. 142, effective January 1, 2002.

Technology Solutions

Technology Solutions revenues for the quarter ended March 31, 2003 decreased 6.1% to $19.8 million from $21.1 million in 2002. The decreased revenues are primarily attributable to decreased technology product deliveries, as business enterprises have continued to defer information technology expenditures. Product revenues for the quarter ended March 31, 2003 decreased 26.7% to $11.3 million from $15.4 million in 2002. Product revenues have also been negatively impacted as major suppliers continue to market their products directly to end-user customers, rather than utilizing traditional distribution channels. The decrease in product revenues has been partially offset by increased services revenues arising on new outsourcing contracts. Services revenues for the quarter ended March 31, 2003 increased 50.0% to $8.5 million from $5.7 million in 2002 and rose to 42.9% of total Technology Solutions revenues in the first quarter of 2003 from 26.9% in 2002. The operating loss for the quarter ended March 31, 2003 narrowed slightly to $985,000 from $1.0 million in 2002. Additional costs, generally including salaries, travel, information technology and related expenditures, associated with continued business development efforts and investments to integrate new client engagements will likely continue to impact near-term operating results. These efforts and investments are essential elements as the Company continues to build its technology outsourcing practice.

Recreational Products

Recreational Products revenues for the quarter ended March 31, 2003 increased 8.7% to $10.6 million from $9.8 million in 2002, while operating income decreased slightly to $61,000 from $75,000. The increase in revenues is attributable to strong marine and recreational vehicle product sales, partially offset by weak sales in snow products early in the quarter as a result of mild winter conditions in the northern Midwest in late 2002 and early 2003. Increased operating expenses also impacted results during the quarter ended March 31, 2003 due to higher initial distribution center costs following the move to a new facility in late 2002.

Electronic Components

Electronic Components revenues for the quarter ended March 31, 2003 increased 31.9% to $1.6 million from $1.2 million in 2002, and operating income increased four-fold to $305,000 from $76,000. The increase in revenues is attributable to product demand, following a protracted weak market for electronic products. The increased revenues and a beneficial shift in product mix contributed to the significant improvement in operating income.

Cost of products sold

As a percentage of product revenues, cost of products sold for the quarter ended March 31, 2003 decreased to 80.6% from 83.4% in 2002 primarily due to reductions in lower margin product sales at the Technology Solutions business unit and the beneficial shift in product mix at the Electronic Components business unit.

Cost of services provided

As a percentage of services revenues, cost of services provided for the quarter ended March 31, 2003 increased to 81.9% from 76.0% in 2002 primarily due to costs incurred to integrate new clients at the Technology Solutions business unit.

Selling and administrative expenses

As a percentage of revenues, selling and administrative expenses for the quarter ended March 31, 2003 increased slightly to 23.1% from 22.9% in the corresponding prior year quarter.

Income tax

The Company’s effective income tax rate was approximately 30.0% for the quarter ended March 31, 2003 and 39.5% for the quarter ended March 31, 2002.

Net income (loss)

The net loss totaled $912,000 for the quarter ended March 31, 2003, a decrease of $1.3 million from the net loss in the corresponding prior year quarter. The decrease in net loss resulted from the factors described above.

Changes in Financial Condition

Liquidity and Capital Resources

Selected financial data is set forth in the following tables (dollars in thousands, except per share amounts):

	March 31	December 31
	2003	2002

Cash and cash equivalents	$7,658	$10,079
Working capital	$19,058	$19,609
Current ratio	1.8:1	1.9:1
Long-term liabilities to total capitalization	9.1%	8.9%
Shareholders’ equity per share	$2.93	$3.05

	Three months ended
	March 31

	2003	2002

Days’ sales in receivables	56	57
Days’ sales in inventories	42	45

Net cash used in operating activities was $2.2 million for the quarter ended March 31, 2003 compared with $2.3 million in 2002. The net cash used in operating activities in 2003 reflects increased accounts receivable partially offset by increased accounts payable. The increase in accounts receivable was primarily due to increased Recreational Products business unit sales during the first quarter of 2003 as compared to the prior year and the timing of collection of receivables. Additionally, extended sales terms are provided on certain product sales to Recreational Product business unit customers. Extended terms are also provided by vendors on these products and have contributed to the increase in accounts payable. The net cash used in operating activities in 2002 primarily represents increases in accounts receivable and accounts payable during the first quarter of 2002 and payments of accrued liabilities.

Net cash used in investing activities totaled $181,000 for the quarter ended March 31, 2003, which was used to purchase fixed assets used in our business, compared to $61,000 in 2002.

The Company believes that sufficient cash resources exist to support requirements for its operations and commitments through available cash, bank borrowings and cash generated by operations. The Company has a line of credit in the amount of $10.0 million, expiring in May 2004, for general corporate purposes. No amounts have been borrowed under the line of credit. Although the Company has sufficient asset borrowing base and is in compliance with all bank covenants, due to recent operating losses the Company is not able to borrow under its line of credit as of March 31, 2003. Management is currently in discussions with its lender to revise the existing covenants or otherwise amend the agreement to allow for a level of borrowings, if necessary. There can be no assurance that the Company and its lender will reach an agreement on such matters. Although management does not currently anticipate the need to borrow under the line of credit, this additional cash resource may be needed to support future growth and operations. Despite recent operating losses, the Company believes that it has sufficient cash resources to fund operations.

Trends and Uncertainties

The challenging technology market conditions and costs associated with building our strategic sourcing practices have impacted results during the first quarter of 2003 and are expected to continue to impact near term operating results. We have added over 200 professionals during the first quarter of 2003 at our Technology Solutions business unit to fulfill new outsourcing engagements. We believe that these new client relationships and continued aggressive business development efforts are key steps toward long term growth.

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

BELL INDUSTRIES, INC.

DATE: May 14, 2003	By:	/s/ Tracy A. Edwards Tracy A. Edwards, President and Chief Executive Officer

DATE: May 14, 2003	By:	/s/ Russell A. Doll Russell A. Doll, Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Tracy A. Edwards, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bell Industries, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Tracy A. Edwards

Tracy A. Edwards
President and Chief Executive Officer
May 14, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Russell A. Doll

Russell A. Doll
Senior Vice President and Chief Financial Officer
May 14, 2003