Form 10-Q
period 2003-06-30
BELL INDUSTRIES INC /NEW/
filed 2003-08-14
CIK 945489

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES	☒	NO	☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES	☐	NO	☒

As of August 8, 2003, there were 8,366,724 outstanding shares of the Registrant’s Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Operations
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30		June 30

	2003	2002	2003	2002

Net revenues
Products	$30,398	$35,643	$53,966	$62,087
Services	8,977	5,706	17,486	11,379

	39,375	41,349	71,452	73,466

Costs and expenses
Cost of products sold	24,721	29,410	43,728	51,453
Cost of services provided	6,998	4,094	13,970	8,408
Selling and administrative	7,366	7,157	14,789	14,509
Interest, net	(44)	(37)	(66)	(93)

	39,041	40,624	72,421	74,277

Income (loss) before income taxes and cumulative effect of accounting change	334	725	(969)	(811)
Income tax provision (benefit)	114	287	(277)	(319)

Income (loss) before cumulative effect of accounting change	220	438	(692)	(492)
Cumulative effect of accounting change, net of income tax benefit of $836				(1,280)

Net income (loss)	$220	$438	$(692)	$(1,772)

Basic and Diluted Share and Per Share Data
Income (loss) before cumulative effect of accounting change	$.03	$.05	$(.08)	$(.06)
Cumulative effect of accounting change				(.14)

Net income (loss)	$.03	$.05	$(.08)	$(.20)

Weighted average common shares	8,367	8,900	8,367	8,895

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

	June 30	December 31
	2003	2002

	Unaudited

ASSETS
Current assets:
Cash and cash equivalents	$9,850	$10,079
Accounts receivable, less allowance for doubtful accounts of $896 and $749	20,672	13,078
Income tax receivable		2,400
Inventories	10,715	12,349
Prepaid expenses and other	2,751	3,051

Total current assets	43,988	40,957
Fixed assets, net	4,663	5,436
Other assets	2,896	2,997

	$51,547	$49,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,270	$10,687
Accrued liabilities and payroll	11,145	10,661

Total current liabilities	24,415	21,348

Deferred compensation and other	2,417	2,496

Shareholders’ equity:
Preferred stock
Authorized — 1,000,000 shares
Outstanding — none
Common stock
Authorized — 35,000,000 shares
Outstanding — 8,366,724 shares	32,396	32,535
Accumulated deficit	(7,681)	(6,989)

Total shareholders’ equity	24,715	25,546
Commitments and contingencies

	$51,547	$49,390

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Six months ended
	June 30

	2003		2002

Cash flows from operating activities:
Net loss		$(692)		$(1,772)
Cumulative effect of accounting change				1,280
Depreciation and amortization		1,109		1,195
Provision for losses on accounts receivable		165		175
Changes in assets and liabilities		(389)		(1,869)

Net cash provided by (used in) operating activities		193		(991)

Cash flows from investing activities:
Purchases of fixed assets and other		(422)		(216)

Cash flows from financing activities:
Employee stock plans and other				28

Net decrease in cash and cash equivalents		(229)		(1,179)
Cash and cash equivalents at beginning of period		10,079		10,418

Cash and cash equivalents at end of period		$9,850		$9,239

Changes in assets and liabilities:
Accounts receivable		$(7,741)		$(3,453)
Income tax receivable		2,400
Inventories		1,634		1,445
Accounts payable		2,583		2,869
Accrued liabilities and other		735		(2,730)

Net change		$(389)		$(1,869)

Supplemental cash flow information:
Interest paid	$		$
Income taxes paid		$9		$123

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Notes to Consolidated Financial Statements

Accounting Principles

The accompanying consolidated financial statements for the three and six month periods ended June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to guidelines of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but the disclosures contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Shipping and Handling Costs

Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses, payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $950,000 and $1.7 million during the three and six month periods ended June 30, 2003, respectively, and $950,000 and $1.6 million during the three and six month periods ended June 30, 2002, respectively. These costs are included, net of amounts billed to customers, within selling and administrative expenses in the Consolidated Statement of Operations. Amounts billed to customers totaled approximately $150,000 during each of the three month periods ended June 30, 2003 and 2002 and $250,000 during each of the six month periods ended June 30, 2003 and 2002.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, goodwill is tested at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, ceases. During the quarter ended June 30, 2002, the Company completed both steps of the transitional impairment tests, as required by SFAS No. 142, and recorded a pre-tax goodwill impairment loss of $2.1 million, $1.3 million after tax, representing the total goodwill balance as of January 1, 2002 (date of adoption). The goodwill arose from Technology Solutions acquisitions in previous years.

Accrued Liabilities

The Company’s accrued liabilities include approximately $5.2 million and $5.4 million of amounts attributable to disposed businesses at June 30, 2003 and December 31, 2002, respectively. These amounts relate to certain legal, environmental and contractual matters specifically identifiable to these disposed businesses.

Stock-Based Compensation

From time to time, the Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants. Stock-based compensation costs determined under the fair value method as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” would have decreased net income by approximately $50,000 (less than $.01 per share) and approximately $100,000 ($.01 per share) for the three month periods ended June 30, 2003 and 2002, respectively, and increased net loss by approximately $100,000 ($.01 per share) and approximately $200,000 ($.02 per share) for the six month periods ended June 30, 2003 and 2002, respectively.

Borrowings and Liquidity

Under a credit agreement dated April 1999, as amended with its primary lender, the Company has a line of credit in the amount of $10.0 million to finance short term cash flow and working capital requirements. The credit agreement expires in May 2004 and provides for interest at either the bank’s reference rate or LIBOR plus 1.75%. The line of credit is subject to an annual commitment fee of .5% on the unused line of credit. Available borrowing capacity is subject to a borrowing base calculation based on a percentage of the Company’s available accounts receivable and inventories. The Company is subject to certain restrictive covenants including minimum interest coverage, minimum tangible net worth and a maximum leverage ratio. Outstanding borrowings are secured by the assets of the Company, except those assets that secure borrowings under floor plan arrangements. At June 30, 2003 and December 31, 2002, the Company had no outstanding borrowings under the credit agreement.

The Company believes that sufficient cash resources exist to support requirements for its operations and commitments through available cash, bank borrowings, as necessary, and cash generated by operations. Although the Company has a sufficient asset borrowing base and is in compliance with all bank covenants required to maintain the facility, certain other restrictive covenants precluded the Company from borrowing under its credit line as of June 30, 2003. In August 2003, the Company entered into a Letter Agreement with its primary lender to waive certain restrictive covenants and provide for the ability to borrow up to $2.5 million of the $10.0 million credit line, subject to certain requirements including minimum cash and cash equivalents on deposit of at least $3.5 million. Although management does not currently anticipate the need to borrow under the line of credit, this additional cash resource may be needed to support future growth and operations.

Reclassifications

Certain amounts shown in the prior period’s consolidated financial statements have been reclassified to conform to the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. This discussion and analysis includes forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements that we make in this Quarterly Report are set forth below, are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and are set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

Results of Operations

Results of operations by business segment for the three and six months ended June 30, 2003 and 2002 were as follows (in thousands):

	Three months ended		Six months ended
	June 30		June 30

	2003	2002	2003	2002

Net revenues
Technology Solutions
Products	$14,652	$20,019	$25,961	$35,452
Services	8,977	5,706	17,486	11,379

	23,629	25,725	43,447	46,831
Recreational Products	13,995	14,125	24,635	23,909
Electronic Components	1,751	1,499	3,370	2,726

	$39,375	$41,349	$71,452	$73,466

Operating income (loss)
Technology Solutions	$(235)	$247	$(1,220)	$(772)
Recreational Products	941	850	1,002	925
Electronic Components	315	160	620	236
Corporate costs	(731)	(569)	(1,437)	(1,293)

	290	688	(1,035)	(904)
Interest, net	44	37	66	93
Income tax benefit (expense)	(114)	(287)	277	319
Cumulative effect of accounting change, net				(1,280)

Net income (loss)	$220	$438	$(692)	$(1,772)

Net revenues

Net revenues for the three months ended June 30, 2003 decreased 4.8% to $39.4 million from $41.3 million in 2002. For the six months ended June 30, 2003, net revenues decreased 2.7% to $71.5 million from $73.5 million in 2002. Net revenues are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components” below.

Operating income (loss)

Operating income for the three months ended June 30, 2003 decreased 57.8% to $290,000 from $688,000 in 2002. For the six months ended June 30, 2003, the operating loss increased 14.5% to $1.0 million from $904,000 in 2002. Operating results are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.

Corporate costs

Corporate costs for the three months ended June 30, 2003 increased 28.5% to $731,000 from $569,000 in 2002. For the six months ended June 30, 2003, corporate costs increased 11.1% to $1.4 million from $1.3 million in 2002. During the three and six months ended June 30, 2002, corporate costs were reduced by miscellaneous income arising from insurance proceeds. Excluding the miscellaneous income recognized in 2002, corporate costs were relatively consistent between the 2003 and 2002 periods.

Interest, net

Net interest income for the three months ended June 30, 2003 increased slightly to $44,000 from $37,000 in 2002. For the six months ended June 30, 2003, net interest income decreased 29.0% to $66,000 from $93,000 in 2002. The fluctuations in net interest income are primarily attributable to changes in interest rates and average cash balances during the periods.

Cumulative effect of accounting change

The Company recorded a pre-tax goodwill impairment loss of $2.1 million, $1.3 million after tax, following the adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002.

Technology Solutions

Technology Solutions revenues for the three months ended June 30, 2003 decreased 8.1% to $23.6 million from $25.7 million in 2002. For the six months ended June 30, 2003, Technology Solutions revenues decreased 7.2% to $43.4 million from $46.8 million in 2002. The decreased revenues are primarily attributable to decreased technology product deliveries, as business enterprises have continued to defer information technology expenditures. Product revenues have also been negatively impacted as major suppliers continue to market their products directly to end-user customers, rather than utilizing traditional distribution channels. Product revenues for the three months ended June 30, 2003 decreased 26.8% to $14.7 million from $20.0 million in 2002. For the six months ended June 30, 2003, product revenues decreased 26.8% to $26.0 million from $35.5 million in 2002. The decrease in product revenues has been partially offset by increased services revenues arising on several new outsourcing contracts. Services revenues for the three months ended June 30, 2003 increased 57.3% to $9.0 million from $5.7 million in 2002 and rose to 38.0% of total Technology Solutions revenues for the second quarter of 2003 from 22.2% in 2002. For the six months ended June 30, 2003, services revenues increased 53.7% to $17.5 million from $11.4 million in 2002 and rose to 40.2% of total Technology Solutions revenues during the six months ended June 30, 2003 from 24.3% in the comparable 2002 period. Services revenues also increased by nearly $500,000 during the three months ended June 30, 2003 as compared to the first quarter of 2003. The operating loss for the three months ended June 30, 2003 totaled $235,000 compared to operating income of $247,000 in 2002. For the six months ended June 30, 2003, the operating loss increased 58.0% to $1.2 million from $772,000 in 2002. Operating results continue to be impacted by expenses incurred in connection with infrastructure and related items to integrate new client engagements. Continued business development efforts and investments to integrate these new client engagements will likely continue to impact near-term operating results, but are essential elements as the Company continues to build its outsourcing practice.

Recreational Products

Recreational Products revenues for the three months ended June 30, 2003 decreased slightly to $14.0 million from $14.1 million in 2002, while operating income increased to $941,000 from $850,000. For the six months ended June 30, 2003, Recreational Products revenues increased 3.0% to $24.6 million from $23.9 million in 2002 and operating income increased 8.3% to $1.0 million from $925,000. The increase in revenues is attributable to strong marine product sales, partially offset by weak sales in snow products in the first quarter as a result of mild winter conditions in the northern Midwest in late 2002 and early 2003. Slightly reduced operating expenses during the second quarter of 2003 contributed to the overall increase in operating income.

Electronic Components

Electronics Components revenues for the three months ended June 30, 2003 increased 16.8% to $1.8 million from $1.5 million in 2002, and operating income increased nearly 100% to $315,000 from $160,000. For the six months ended June 30, 2003, Electronic Components revenues increased 23.6% to $3.4 million from $2.7 million, and operating income increased over 160% to $620,000 from $236,000. The increase in revenues is attributable to product demand, following a protracted weak market for electronic products. The increased revenues and shifts in product mix contributed to the improvement in operating income. In addition, in the prior year, certain inventory reserves were increased in light of the difficult market conditions at the time.

Cost of products sold

As a percentage of product revenues, cost of products sold for the three months ended June 30, 2003 decreased to 81.3% from 82.5% in 2002. For the six months ended June 30, 2003, this percentage decreased to 81.0% from 82.9%. These decreases are primarily due to reductions in lower margin product sales at the Technology Solutions business unit and the beneficial shift in product mix at the Electronic Components business unit as well as the increase in certain inventory reserves in the prior year.

Cost of services provided

As a percentage of services revenues, cost of services provided for the three months ended June 30, 2003 increased to 78.0% from 71.7% in 2002. For the six months ended June 30, 2003, this percentage increased to 79.9% from 73.9%. These increases are primarily due to payroll related costs incurred to integrate new clients at the Technology Solutions business unit.

Selling and administrative expenses

As a percentage of revenues, selling and administrative expenses for the three months ended June 30, 2003 increased to 18.7% from 17.3% in 2002. For the six months ended June 30, 2003, this percentage increased to 20.7% from 19.7%. These increases are primarily due to travel, telecommunications and other related costs incurred to integrate new clients at the Technology Solutions business unit.

Income tax

The Company’s effective income tax rate (provision) was approximately 34.0% and 39.5% for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the effective income tax rate (benefit) was approximately 28.6% and 39.5%, respectively. The differences in effective tax rates are attributable to the Company’s estimates of future benefits to be recognized.

Net income (loss)

Net income for the three months ended June 30, 2003 totaled $220,000, a decrease of $218,000 from the corresponding prior year quarter. For the six months ended June 30, 2003, the net loss totaled $692,000, a decrease of $1.1 million from the net loss in the corresponding prior year period. These changes in net income (loss) resulted from the factors described above.

Changes in Financial Condition

Liquidity and Capital Resources

Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

	June 30	December 31
	2003	2002

Cash and cash equivalents	$9,850	$10,079
Working capital	$19,573	$19,609
Current ratio	1.8:1	1.9:1
Long-term liabilities to total capitalization	8.9%	8.9%
Shareholders’ equity per share	$2.95	$3.05

	Three months ended
	June 30

	2003	2002

Days’ sales in receivables	53	49
Days’ sales in inventories	32	34

Net cash provided by operating activities was $193,000 for the six months ended June 30, 2003, compared to net cash used in operating activities of $991,000 for the comparable prior year period. The cash flow from operating activities in 2003 reflects the receipt of a federal tax refund, a reduction in inventories and an increase in accounts payable offset by an increase in accounts receivable. The increase in accounts receivable is primarily attributable to a $12.5 million increase in net revenues during the second quarter of 2003 as compared to the quarter ended December 31, 2002. The cash used in operating activities during 2002 is primarily attributable to increased accounts receivable from higher sales during June 2002 as compared to December 2001 and the timing of payments of accounts payable and other liabilities.

Net cash used in investing activities during the 2003 period totaled $422,000 compared to $216,000 in 2002. The amounts in both years relate to expenditures for information technology and fixed assets used in our business.

The Company believes that sufficient cash resources exist to support requirements for its operations and commitments through available cash, bank borrowings, as necessary, and cash generated by operations. Although the Company has a sufficient asset borrowing base and is in compliance with all bank covenants, certain restrictive covenants precluded the Company from borrowing under its credit line as of June 30, 2003. In August 2003, the Company entered into a Letter Agreement with its primary lender to waive certain restrictive covenants and provide for the ability to borrow up to $2.5 million of the $10.0 million credit line, subject to certain requirements including minimum cash and cash equivalents on deposit of at least $3.5 million. Although management does not currently anticipate the need to borrow under the line of credit, this additional cash resource may be needed to support future growth and operations.

Trends and Uncertainties

The challenging technology market conditions and costs associated with building our strategic sourcing practices have impacted results during the three and six month periods ended June 30, 2003 and are expected to continue to impact near term operating results. While we remain cautious as to the near term outlook, with businesses still reserved about technology investments and services sales subject to long selling cycles, we have continued to win new accounts during the three months ended June 30, 2003. We added nearly 250 professionals during the six months ended June 30, 2003 at our Technology Solutions business unit to fulfill new outsourcing engagements. We believe that these new client relationships and continued aggressive business development efforts are key steps toward long term growth.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1 through 5.

Not applicable

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—CEO and CFO.

*	Filed herewith

(b)	Reports on Form 8-K:

On May 7, 2003, the Company filed a Current Report on Form 8-K, related to its issuance of press release describing selected financial results of the Company for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL INDUSTRIES, INC.

DATE: August 14, 2003	By: /s/ Tracy A. Edwards
Tracy A. Edwards, President and Chief Executive Officer

DATE: August 14, 2003	By: /s/ Russell A. Doll
Russell A. Doll, Senior Vice President and Chief Financial Officer