Form 10-Q
period 2003-09-30
BELL INDUSTRIES INC /NEW/
filed 2003-11-14
CIK 945489

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission file number 1-11471

Bell Industries, Inc.

(Exact name of Registrant as specified in its charter)

California	95-2039211

(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1960 E. Grand Avenue, Suite 560,	90245
El Segundo, California
(Zip Code)
(Address of principal executive offices)

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

YES ☐   NO ☒

As of November 10, 2003, there were 8,366,724 outstanding shares of the Registrant’s Common Stock.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Items 1 through 5.
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Bell Industries, Inc.
Consolidated Statement of Operations
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

Net revenues
Products	$30,625	$35,336	$84,591	$97,423
Services	8,953	5,105	26,439	16,484

	39,578	40,441	111,030	113,907

Costs and expenses
Cost of products sold	25,278	29,436	69,006	80,889
Cost of services provided	7,258	4,097	21,228	12,505
Selling and administrative	7,334	7,667	22,123	22,176
Interest, net	(59)	(71)	(125)	(164)

	39,811	41,129	112,232	115,406

Loss before income taxes and cumulative effect of accounting change	(233)	(688)	(1,202)	(1,499)
Income tax provision (benefit)	277	(272)		(591)

Loss before cumulative effect of accounting change	(510)	(416)	(1,202)	(908)
Cumulative effect of accounting change, net of income tax benefit of $836				(1,280)

Net loss	$(510)	$(416)	$(1,202)	$(2,188)

Basic and Diluted Share and Per Share Data
Loss before cumulative effect of accounting change	$(.06)	$(.05)	$(.14)	$(.11)
Cumulative effect of accounting change				(.14)

Net loss	$(.06)	$(.05)	$(.14)	$(.25)

Weighted average common shares	8,367	8,777	8,367	8,856

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

	September 30	December 31
	2003	2002

	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$12,689	$10,079
Accounts receivable, less allowance for doubtful accounts of $984 and $749	14,484	13,078
Income tax receivable		2,400
Inventories	9,449	12,349
Prepaid expenses and other	2,584	3,051

Total current assets	39,206	40,957
Fixed assets, net	4,436	5,436
Other assets	2,871	2,997

	$46,513	$49,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,991	$10,687
Accrued liabilities and payroll	10,892	10,661

Total current liabilities	19,883	21,348

Deferred compensation and other	2,447	2,496

Shareholders’ equity:
Preferred stock
Authorized — 1,000,000 shares
Outstanding — none
Common stock
Authorized — 35,000,000 shares
Outstanding — 8,366,724 shares	32,374	32,535
Accumulated deficit	(8,191)	(6,989)

Total shareholders’ equity	24,183	25,546
Commitments and contingencies

	$46,513	$49,390

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Statement of Cash Flows
(Unaudited, in thousands)

	Nine months ended
	September 30

	2003		2002

Cash flows from operating activities:
Net loss		$(1,202)		$(2,188)
Cumulative effect of accounting change				1,280
Depreciation and amortization		1,598		1,759
Provision for losses on accounts receivable		252		263
Changes in assets and liabilities		2,547		804

Net cash provided by operating activities		3,195		1,918

Cash flows from investing activities:
Purchases of fixed assets and other		(585)		(727)

Cash flows from financing activities:
Employee stock plans and other				53
Purchase of common stock				(690)

Net cash used in financing activities				(637)

Net increase in cash and cash equivalents		2,610		554
Cash and cash equivalents at beginning of period		10,079		10,418

Cash and cash equivalents at end of period		$12,689		$10,972

Changes in assets and liabilities:
Accounts receivable		$(1,641)		$1,391
Income tax receivable		2,400
Inventories		2,900		3,107
Accounts payable		(1,696)		(1,080)
Accrued liabilities and other		584		(2,614)

Net change		$2,547		$804

Supplemental cash flow information:
Interest paid	$		$
Income taxes paid		$36	$

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Notes to Consolidated Financial Statements

Accounting Principles

The accompanying consolidated financial statements for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2002 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

Shipping and Handling Costs

Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses, and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $1.0 million and $2.7 million during the three and nine month periods ended September 30, 2003, respectively, and $950,000 and $2.6 million during the three and nine month periods ended September 30, 2002, respectively. These costs are included, net of amounts billed to customers, within selling and administrative expenses in the Consolidated Statement of Operations. Amounts billed to customers totaled approximately $150,000 during each of the three month periods ended September 30, 2003 and 2002 and $400,000 during each of the nine month periods ended September 30, 2003 and 2002.

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

Accrued Liabilities

The Company’s accrued liabilities include approximately $5.1 million and $5.4 million of amounts attributable to disposed businesses at September 30, 2003 and December 31, 2002, respectively. These amounts relate to certain legal, environmental and contractual matters specifically identifiable to these disposed businesses.

Stock-Based Compensation

From time to time, the Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants. Stock-based compensation costs determined under the fair value method as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” would have increased net loss by approximately $40,000 (less than $.01 per share) and approximately $100,000 ($.01 per share) for the three month periods ended September 30, 2003 and 2002, respectively, and increased net loss by approximately $140,000 ($.02 per share) and approximately $300,000 ($.03 per share) for the nine month periods ended September 30, 2003 and 2002, respectively.

Borrowings

Under a credit agreement dated April 1999, as amended, the Company has a line of credit in the amount of $10.0 million to finance short term cash flow and working capital requirements. The credit agreement expires in May 2004 and provides for interest at either the bank’s reference rate or LIBOR plus 1.75%. The line of credit is subject to an annual commitment fee of .5% on the unused line of credit. Available borrowing capacity is subject to a borrowing base calculation based on a percentage of the Company’s available accounts receivable and inventories. The Company is subject to certain restrictive covenants including minimum interest coverage, minimum tangible net worth and a maximum leverage ratio. Outstanding borrowings are secured by all of the assets of the Company, except those assets that secure borrowings under floor plan arrangements. At September 30, 2003 and December 31, 2002, the Company had no outstanding borrowings under the credit agreement. The Company currently is able to borrow up to $2.5 million of the $10.0 million credit line, subject to certain requirements, including maintaining minimum cash and cash equivalents on deposit of at least $3.5 million.

The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. At September 30, 2003 and December 31, 2002, the Company had outstanding floor plan obligations of $3.0 million and $3.1 million, respectively, which are classified within accounts payable.

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

Results of Operations

Results of operations by business segment for the three and nine months ended September 30, 2003 and 2002 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

Net revenues
Technology Solutions
Products	$16,970	$20,906	$42,931	$56,358
Services	8,953	5,105	26,439	16,484

	25,923	26,011	69,370	72,842
Recreational Products	12,200	12,880	36,835	36,789
Electronic Components	1,455	1,550	4,825	4,276

	$39,578	$40,441	$111,030	$113,907

Operating income (loss)
Technology Solutions	$(49)	$(481)	$(1,269)	$(1,253)
Recreational Products	427	276	1,429	1,201
Electronic Components	115	172	735	408
Corporate costs	(785)	(726)	(2,222)	(2,019)

	(292)	(759)	(1,327)	(1,663)
Interest, net	59	71	125	164
Income tax benefit (expense)	(277)	272		591
Cumulative effect of accounting change, net				(1,280)

Net loss	$(510)	$(416)	$(1,202)	$(2,188)

Net revenues

Net revenues for the three months ended September 30, 2003 decreased 2.1% to $39.6 million from $40.4 million in 2002. For the nine months ended September 30, 2003, net revenues decreased 2.5% to $111.0 million from $113.9 million in 2002. Net revenues are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components” below.

Operating income (loss)

Operating loss for the three months ended September 30, 2003 decreased 61.5% to $292,000 from $759,000 in 2002. For the nine months ended September 30, 2003, the operating loss decreased 20.2% to $1.3 million from $1.7 million in 2002. Operating results are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.

Corporate costs

Corporate costs for the three months ended September 30, 2003 increased 8.1% to $785,000 from $726,000 in 2002. For the nine months ended September 30, 2003, corporate costs increased 10.1% to $2.2 million from $2.0 million in 2002. During the nine months ended September 30, 2002, corporate costs were reduced by miscellaneous income arising from insurance proceeds. Excluding such miscellaneous income, corporate costs were relatively consistent between the 2003 and 2002 periods.

Interest, net

Net interest income for the three months ended September 30, 2003 decreased 16.9% to $59,000 from $71,000 in 2002. For the nine months ended September 30, 2003, net interest income decreased 23.8% to $125,000 from $164,000 in 2002. The decrease in net interest income is primarily attributable to lower interest rates that were partially offset by higher average cash balances during 2003.

Cumulative effect of accounting change

The Company recorded a pre-tax goodwill impairment loss of $2.1 million, $1.3 million after tax, following the adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002.

Technology Solutions

Technology Solutions revenues for the three months ended September 30, 2003 decreased slightly to $25.9 million from $26.0 million in 2002. For the nine months ended September 30, 2003, Technology Solutions revenues decreased 4.8% to $69.4 million from $72.8 million in 2002. The decreased revenues are primarily attributable to decreased technology product deliveries, as business enterprises have continued to defer information technology expenditures. Product revenues have also continued to be negatively impacted as major suppliers continue to market their products directly to end-user customers, rather than utilizing traditional distribution channels. Product revenues for the three months ended September 30, 2003 decreased 18.8% to $17.0 million from $20.9 million in 2002. For the nine months ended September 30, 2003, product revenues decreased 23.8% to $42.9 million from $56.4 million in 2002. The decrease in product revenues has been partially offset by increased services revenues from contracts with new and existing clients. Services revenues for the three months ended September 30, 2003, increased 75.4% to $9.0 million from $5.1 million in 2002 and rose to 34.5% of total Technology Solutions revenues for the third quarter of 2003 from 19.6% in 2002. For the nine months ended September 30, 2003, services revenues increased 60.4% to $26.4 million from $16.5 million and rose to 38.1% of total Technology Solutions revenues during the nine months ended September 30, 2003 from 22.6% in the comparable 2002 period. The operating loss for the three months ended September 30, 2003 decreased 89.8% to $49,000 from a $481,000 loss in 2002. For both the nine-month periods ended September 30, 2003 and 2002, the operating loss was $1.3 million. Operating results continue to be impacted by challenging conditions in the broad technology sector and ongoing transition and business development costs associated with efforts to integrate new client engagements and expand the Company’s services revenues. The costs associated with continued business development efforts are anticipated to adversely affect near term results, but are considered essential to the Company’s efforts in generating new business opportunities and expanding its market penetration.

Recreational Products

Recreational Products revenues for the three months ended September 30, 2003 decreased 5.3% to $12.2 million from $12.9 million in 2002, while operating income increased 54.7% to $427,000 from $276,000. For both the nine-month periods ended September 30, 2003 and 2002, Recreational Products revenues totaled $36.8 million, and operating income increased 19.0% to $1.4 million in 2003 from $1.2 million in the prior year period. Strong marine product sales have been have been offset by generally weak sales in snow related products as a result of mild winter conditions in the northern Midwest in early 2003. Reduced sales of snow related products has continued into the third quarter of 2003 as customers have decreased their purchases due to uncertainty in forecasted snowfall for the northern Midwest in late 2003 and early 2004. Reduced operating expenses and increases in certain catalog rebates have contributed to the overall increase in operating income.

Electronic Components

Electronic Components revenues for the three months ended September 30, 2003 decreased 6.1% to $1.5 million from $1.6 million in 2002, and operating income decreased 33.1% to $115,000 from $172,000. For the nine months ended September 30, 2003, Electronics Components revenues increased 12.8% to $4.8 million from $4.3 million, and operating income increased 80.1% to $735,000 from $408,000. Reduced product demand during the three months ended September 30, 2003 compared with the 2002 period has partially offset the increases in revenues and operating income during the first six months of 2003. Additionally, the prior year results reflect increased inventory reserves in light of the difficult market conditions at the time.

Cost of products sold

As a percentage of product revenues, cost of products sold for the three months ended September 30, 2003 decreased to 82.5% from 83.3% in 2002. For the nine months ended September 30, 2003, this percentage decreased to 81.6% from 83.0%. These decreases are primarily due to reductions in lower margin product sales at the Technology Solutions business unit and a beneficial shift in product mix at the Electronic Components business unit as well as the increase in certain inventory reserves in the prior year.

Cost of services provided

As a percentage of services revenues, cost of services provided for the three months ended September 30, 2003 increased to 81.1% from 80.3% in 2002. For the nine months ended September 30, 2003, this percentage increased to 80.3% from 75.9%. These increases are primarily due to higher payroll related costs incurred to integrate new clients and deliver services within the Technology Solutions business unit.

Selling and administrative expenses

As a percentage of revenues, selling and administrative expenses for the three months ended September 30, 2003 decreased to 18.5% from 19.0% in 2002. This decrease is primarily due to reduced operating expenses and increases in catalog rebates at the Recreational Products business unit. For the nine months ended September 30, 2003, this percentage increased to 19.9% from 19.5%. Increase for the nine-month period is primarily due to travel, telecommunications and other related costs incurred to integrate new clients at the Technology Solutions business unit partially offset by the reduced operating expenses and increases in catalog rebates at the Recreational Products business unit.

Income tax

The Company recognized a $277,000 income tax provision for the three months ended September 30, 2003. This provision represents the reversal of previously recorded income tax benefits during the first six months of 2003 and results in no estimated tax benefit being recognized on the $1.2 million pre-tax loss during the nine months ended September 30, 2003. Based on current results and conditions, and considering the prior utilization of all previously available tax benefit carryback opportunities, the Company estimates that no tax benefit on operating results will be recorded in 2003. The future realization of tax benefits is dependent upon the Company’s ability to generate taxable income. During the three and nine-month periods ended September 30, 2002, the Company recognized income tax benefits of $272,000 and $591,000, respectively, all of which were realized through carryback opportunities.

Net loss

Net loss for the three months ended September 30, 2003 totaled $510,000, an increase of $94,000 from the corresponding prior year quarter. For the nine months ended September 30, 2003, the net loss totaled $1.2 million, a decrease of $1.0 million from the net loss in the corresponding prior year period. These changes in net loss resulted from the factors described above.

Changes in Financial Condition

Liquidity and Capital Resources

Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

	September 30	December 31
	2003	2002

Cash and cash equivalents	$12,689	$10,079
Working capital	$19,323	$19,609
Current ratio	2.0:1	1.9:1
Long-term liabilities to total capitalization	9.2%	8.9%
Shareholders’ equity per share	$2.89	$3.05

	Three months ended
	September 30

	2003	2002

Days’ sales in receivables	43	49
Days’ sales in inventories	27	29

Net cash provided by operating activities was $3.2 million for the nine months ended September 30, 2003 compared with $1.9 million for the comparable prior year period. The cash flow from operating activities in 2003 reflects the receipt of a federal tax refund and a reduction in inventories, partially offset by an increase in accounts receivable and a decrease in account payable. The cash flow from operating activities during 2002 reflects a reduction in inventories and a decrease in accounts receivable, partially offset by decreases in accounts payable and accrued liabilities.

Net cash used in investing activities during the 2003 period totaled $585,000 compared with $727,000 in 2002. The amounts in both years relate to investment in information technology and other fixed assets used in the Company’s business units.

Net cash used in financing activities during 2002 is primarily attributable to the repurchase of stock in the aggregate amount of $690,000 in connection with the Company’s stock repurchase program.

The Company believes that sufficient cash resources exist for the foreseeable future to support requirements for its operations and commitments through available cash, bank borrowings, as necessary, and cash generated by operations. The Company currently is able to borrow up to $2.5 million of the $10.0 million credit line, subject to certain requirements, including maintaining minimum cash and cash equivalents on deposit of at least $3.5 million. Although management does not currently anticipate the need to borrow under the line of credit, this additional source of cash may be needed to support future growth and operations.

Trends and Uncertainties

The challenging conditions in the broad technology sector and costs associated with efforts to build the Technology Solutions business have impacted results during the three and nine-month periods ended September 30, 2003 and are expected to adversely effect near term operating results. While we remain cautious as to the near term outlook, with results continuing to be impacted by challenging conditions in the broad technology sector and services sales subject to long selling cycles, we have demonstrated during the nine months ended September 30, 2003 that we can win new business in a difficult sales environment. We believe that new client relationships and continued business development efforts are key toward long term growth.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 12, 2003, the Company filed a Current Report on Form 8-K, related to its issuance of press release describing selected financial results of the Company for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL INDUSTRIES, INC.

DATE: November 14, 2003	By:	/s/ Tracy A. Edwards

Tracy A. Edwards,
President and Chief Executive Officer

DATE: November 14, 2003	By:	/s/ Russell A. Doll

Russell A. Doll,
Senior Vice President and Chief Financial Officer