Form 10-K
period 2003-12-31
BELL INDUSTRIES INC /NEW/
filed 2004-03-30
CIK 945489

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

Commission file number 1-11471

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

Yes ☐          No ☑

      As of June 30, 2003 the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $17,092,840.

      As of March 15, 2004 the number of shares outstanding of the Registrant’s class of common stock was: 8,373,224.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 26, 2004.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this Annual Report, including the section under the title Trends and Uncertainties, and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission (the “SEC”), and include, but are not limited to:

•	reduced technology product sales as major suppliers increasingly sell directly to end-users;

•	decreased margins due to price competition;

•	increase in outsourced services to foreign countries;

•	ineffectiveness of our business development efforts and inability to obtain new client engagements;

•	delays and costs associated with new client engagements;

•	non renewal or termination of existing client engagements;

•	continued transition of electronics manufacturing to Asia;

•	the impact of adverse weather conditions on our Recreational Products business unit; and

•	general business conditions and economic uncertainty

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

      Bell Industries, Inc.’s operations include technology lifecycle and outsourced services; distribution of aftermarket products for recreational vehicles, motorcycles, snowmobiles and powerboats; and manufacturing of specialty electronic components. Bell employed approximately 775 people at December 31, 2003.

Technology Solutions

      The technology lifecycle services business, the Tech.logix Group (“BTL” or “Technology Solutions”), (2003 sales of $90.8 million) is a provider of integrated technology solutions for organizations in the Midwestern and Eastern United States. BTL is headquartered in Indianapolis, Indiana, and has offices and service facilities in the Midwest and Atlantic regions.

      BTL provides information technology lifecycle services including planning, product sourcing, migration, support, and disposal services. Recurring support services, include help desk, depot, and on-site expertise for desktop and mobile devices, business software applications, and network infrastructures. BTL meets clients’ needs by combining a comprehensive offering of technology outsourcing services with its expertise in sourcing and deploying technology access devices, servers, storage equipment, printers, network products, and software.

      BTL’s suppliers include Hewlett-Packard, IBM, Panasonic, Sun Microsystems, Cisco, Citrix, 3Com, Nortel Networks, and Veritas for technology hardware products; and Microsoft, Symantec, Lotus, Adobe Systems, and Novell for software. Three clients (two Fortune 500 companies and a Midwest healthcare provider) account for approximately 30% of BTL revenues for fiscal 2003.

      There are a number of competitors in BTL’s market. BTL competes with national and multi-regional companies such as CompuCom Systems, Pomeroy Computer Resources, and Sarcom, as well as a number of local and regional firms providing technology products and deployment services. In technology outsourcing services, BTL may compete with large multi-national organizations such as IBM Global Services and Electronic Data Systems, as well as a number of small to mid-sized firms providing specialized services for certain market sectors. Many of BTL’s competitors have greater financial and marketing resources.

Recreational Products

      The Recreational Products Group (“RPG”) (2003 sales of $44.8 million) is a distributor of replacement parts and accessories for recreational and other leisure-time vehicles. RPG supplies these products in the upper Midwestern United States to dealerships and retail stores selling recreational vehicles, snowmobiles, motorcycles, ATV’s, and marine products. RPG also supplies these products to independent repair facilities. For all product groups, RPG operates distribution, sales and administration facilities in Eagan, Minnesota; Germantown, Wisconsin; and Grand Rapids, Michigan.

      RPG has significant market share in the distribution of recreational vehicle replacement parts and accessories in the upper Midwestern United States. RPG supplies over 8,000 recreational vehicle-related products, 11,000 marine items, 9,000 motorcycle and ATV items, and 5,000 snowmobile items. Major product lines distributed by RPG include Dunlop tires (motorcycle tires), Carefree of Colorado (awnings for RV’s and campers), Reese Products (trailer hitches for all types of vehicles), and Johnson Fishing, Inc. (marine motors). RPG has over 4,500 customers, with no single customer accounting for over 5% of its annual sales.

      RPG faces significant competition from national and regional distributors of after-market products for recreational vehicles, motorcycles, snowmobiles, and marine products. Significant competitors include Coast Distribution System and Stag-Parkway (recreational vehicles), Parts Unlimited and Tucker Rocky Distributing (motorcycles and snowmobiles), and Coast Distribution System and Land N’ Sea Distribution (marine).

Electronic Components

      The J. W. Miller Division (“JWM” or “Electronic Components”) of Bell, located in Gardena, California (2003 sales of $6.3 million), manufactures and distributes over 6,000 standard and custom magnetic products. JWM’s magnetic products include inductors, coils, chokes, and transformers, among others. These products are used extensively in all types of circuitry found in electronic applications including computer, medical and telecommunications equipment.

      JWM’s products are sold through national, regional and international distributors directly and through manufacturer’s representatives located in North America, Europe and Asia. JWM’s customers include electronic distributors and manufacturers with its four largest customers representing 53% of its total 2003 sales. The majority of JWM’s sales are derived from customers located in North America.

      JWM faces significant competition from national and international manufacturers including Vishay, Sumida, Coilcraft, and Delevan.

Item 2.	Properties

      At December 31, 2003, the Company leased 15 facilities, containing approximately 295,000 square feet and owned one facility, containing approximately 20,000 square feet. The following table sets forth the facilities utilized by each of the Company’s business segments:

	Area in square feet
	(number of locations)

	Owned		Leased

Technology Solutions			108,000	(11)
Recreational Products			184,000	(3)
Electronic Components	20,000	(1)
Corporate			3,000	(1)

	20,000	(1)	295,000	(15)

      These properties are considered in good condition and suitable for their present use. Generally, the Company’s facilities are fully utilized although excess capacity exists from time to time.

Item 3.	Legal Proceedings

      The Company is involved in litigation which is incidental to its current and discontinued businesses. The resolution of this litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

      The Executive Officers of the Registrant are as follows:

			Year First
Name	Age	Position	Named Officer

Tracy A. Edwards	47	President and Chief Executive Officer (1)	1991
Russell A. Doll	42	Senior Vice President (2)	1998
Charles S. Troy	60	Vice President (3)	1997
Mitchell I. Rosen	39	Vice President and Corporate Controller (4)	2001

(1)	Mr. Edwards was appointed President and Chief Executive Officer in February 1999. From January 1998 to February 1999, he served as Executive Vice President — Finance and Operations, and Chief Financial Officer. He also serves as Chairman of the Board of Directors.

(2)	Mr. Doll was appointed President of the BTL business unit in November 2003 and continues to serve as a Senior Vice President. Concurrent with this appointment, Mr. Doll’s Chief Financial Officer responsibilities were assumed by Mr. Edwards. From February 1999 to November 2003, Mr. Doll served as Chief Financial Officer. From April 1998 to February 1999, he served as Vice President, Finance.

(3)	Mr. Troy has served as Vice President since September 1997.

(4)	Mr. Rosen has served as Vice President and Corporate Controller since December 2000. Prior to December 2000, he was a senior manager with PricewaterhouseCoopers LLP.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

      Bell’s common stock is listed on the American Stock Exchange and the Pacific Stock Exchange under the symbol “BI”. The following table shows the high, low and closing market prices for the Company’s common stock during the eight most recent quarters.

		Quarter ended

	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Year ended December 31, 2003
High	$1.69	$2.24	$2.36	$2.94
Low	1.47	1.56	1.79	2.06
Close	1.68	2.17	2.12	2.57
Year ended December 31, 2002
High	$2.59	$2.30	$1.97	$1.95
Low	2.06	1.81	1.33	1.35
Close	2.21	1.91	1.65	1.60

      As of March 15, 2004 there were approximately 1,000 record holders of common stock.

      A summary of shareholder approved and non-shareholder approved stock plan information as of December 31, 2003 is included at the “Stock Plans” footnote within the Notes to the Consolidated Financial Statements.

Item 6.	Selected Financial Data

		Year ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Operating Results
Net revenues	$141,905	$140,797	$183,621	$251,887	$240,420
Operating income (loss) (1)	$(2,744)	$(3,560)	$(2,181)	$3,583	$8,936
Income (loss) from continuing operations, before cumulative effect of accounting change (1)	$(3,787)	$(2,033)	$(1,041)	$2,319	$5,488
Reserve recovery on sale of discontinued operations					$1,379
Cumulative effect of accounting change		$(1,280)
Net income (loss)	$(3,787)	$(3,313)	$(1,041)	$2,319	$6,867
Financial Position
Working capital	$17,826	$19,609	$21,314	$24,678	$25,486
Total assets	$46,633	$49,390	$57,652	$74,426	$75,951
Long-term liabilities	$2,520	$2,496	$2,810	$3,411	$4,051
Shareholders’ equity	$21,597	$25,546	$29,678	$30,482	$30,796
Share and Per Share Data
BASIC
Income (loss) from continuing operations, before cumulative effect of accounting change (1)	$(.45)	$(.24)	$(.12)	$.26	$.57
Reserve recovery on sale of discontinued operations					$.15
Cumulative effect of accounting change		$(.14)
Net income (loss)	$(.45)	$(.38)	$(.12)	$.26	$.72
Weighted average common shares (000’s)	8,367	8,743	8,854	8,999	9,595
DILUTED
Income (loss) from continuing operations, before cumulative effect of accounting change (1)	$(.45)	$(.24)	$(.12)	$.26	$.57
Reserve recovery on sale of discontinued operations					$.14
Cumulative effect of accounting change		$(.14)
Net income (loss)	$(.45)	$(.38)	$(.12)	$.26	$.71
Weighted average common shares (000’s)	8,367	8,743	8,854	9,025	9,646
OTHER PER SHARE DATA (2)
Shareholders’ equity	$2.58	$3.05	$3.34	$3.47	$3.20
Market price — high	$2.94	$2.59	$3.40	$7.75	$11.69
Market price — low	$1.47	$1.33	$1.65	$1.50	$4.38
Financial Ratios
Current ratio	1.8	1.9	1.8	1.6	1.6
Long-term liabilities to total capitalization	10.4%	8.9%	8.6%	10.1%	11.6%

(1)	Includes before-tax charge for staff separation and facilities consolidation ($845) and a before-tax charge for settlement costs associated with an executive change-in-control contract ($650) in 2001, before-tax gain on the disposition of a real estate asset ($2,842) and before-tax charge for facilities consolidation and staff relocation costs, asset write-downs and a corporate identity program ($2,405) in 2000, before-tax gain on the disposition of certain real estate assets ($1,497) and a before-tax loss on the disposition of an electronics manufacturing business ($455) in 1999.

(2)	Certain other per share data presented for 1999 has not been adjusted to reflect cash distributions totaling $7.00 per share made in June 1999 ($5.70 per share) and December 1999 ($1.30 per share).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

      The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. The Company bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances. The Company’s actual results may differ materially from these estimates.

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

Recent Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides guidance as to when deliverables must be divided into separate units of accounting. This guidance was effective for revenue arrangements entered into after June 30, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, Financial Accounting Standards Board Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable noncontrolling interests. The adoption of SFAS 150 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

Contractual Obligations and Commercial Commitments

      The following summarizes contractual obligations and commercial commitments as of December 31, 2003 (in thousands):

	Total	2004	2005	2006	2007	2008

Contractual obligations
Operating leases	$4,358	$2,168	$1,249	$626	$304	$11
Other commercial commitments
Standby letter of credit	$20	$20

Results of Operations

      Results of operations by business segment were as follows (in thousands):

	2003	2002	2001

Net revenues
Technology Solutions
Products	$55,826	$68,219	$105,009
Services	34,949	22,349	25,386

	90,775	90,568	130,395
Recreational Products	44,804	44,639	46,044
Electronic Components	6,326	5,590	7,182

	$141,905	$140,797	$183,621

Operating income (loss)
Technology Solutions	$(2,135)	$(2,204)	$(938)
Recreational Products	1,321	819	954
Electronic Components	939	489	1,590
Special items			(650)
Corporate costs	(2,869)	(2,664)	(3,137)

	(2,744)	(3,560)	(2,181)
Interest, net	166	200	460
Income tax benefit (provision)	(1,209)	1,327	680
Cumulative effect of accounting change		(1,280)

Net loss	$(3,787)	$(3,313)	$(1,041)

      The following summarizes comparative operating results data as a percentage of net revenues:

Net revenues
Products	75.4%	84.1%	86.2%
Services	24.6	15.9	13.8

	100.0	100.0	100.0
Cost of products sold	(61.4)	(69.7)	(72.5)
Cost of services provided	(20.0)	(12.1)	(10.4)
Selling and administrative	(19.0)	(19.1)	(16.3)
Depreciation and amortization	(1.5)	(1.6)	(1.2)
Special items			(.8)
Interest, net	.1	.1	.3

Loss before income taxes and cumulative effect of accounting change	(1.8)	(2.4)	(.9)
Income tax benefit (provision)	(.9)	.9	.4
Cumulative effect of accounting change		(.9)

Net loss	(2.7)%	(2.4)%	(.5)%

      The following summarizes other comparative operating results data:

Cost of products sold as a percentage of products revenues	81.5%	82.8%	84.1%
Cost of services provided as a percentage of services revenues	81.4%	76.4%	75.3%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net revenues

      Net revenues for the year ended December 31, 2003 increased 0.8% to $141.9 million from $140.8 million in 2002. Net revenues are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.

Operating income (loss)

      Operating loss for the year ended December 31, 2003 decreased 22.9% to $2.7 million from $3.6 million in 2002. Operating results are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.

Corporate costs

      Corporate costs for the year ended December 31, 2003 increased 7.7% to $2.9 million from $2.7 million in 2002. During 2002, corporate costs were reduced by miscellaneous income arising from insurance proceeds. Excluding such miscellaneous income, corporate costs were relatively consistent between the two years.

Interest, net

      Net interest income for the year ended December 31, 2003 decreased 17.0% to $166,000 from $200,000 in 2002. The decrease in net interest income is primarily attributable to lower interest rates that were partially offset by higher average cash balances during 2003.

Cumulative effect of accounting change

      During 2002, the Company recorded a pre-tax goodwill impairment loss of $2.1 million, $1.3 million after tax, following the adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002.

Technology Solutions

      Technology Solutions revenues for the year ended December 31, 2003 increased slightly to $90.8 million from $90.6 million in 2002. Services revenues for the year ended December 31, 2003 increased 56.4% to $34.9 million from $22.3 million in 2002 and rose to 38.5% of total Technology Solutions revenues during 2003 from 24.7% in 2002. Several new outsourcing engagements have contributed to the increase in services revenues during 2003. Services revenues for 2004 will be impacted due to the ending of an outsourcing engagement in March 2004 that generated approximately $6 million in revenues during 2003. Product revenues for the year ended December 31, 2003 decreased 18.2% to $55.8 million from $68.2 million. The decrease in product revenues is primarily attributable to decreased technology product deliveries, as business enterprises continued to defer information technology expenditures. Product revenues have also continued to be negatively impacted as major suppliers continued to market their products directly to end-user customers, rather than utilizing traditional distribution channels. The operating loss for the year ended December 31, 2003 decreased 3.1% to $2.1 million from $2.2 million in 2002. Operating results continue to be challenged due to the start-up and implementation costs of new engagements and a continued investment in expanded business development efforts. The costs associated with these efforts will continue to impact near term results, but are considered essential to the Company’s efforts in generating new business opportunities and expanding its market penetration.

Recreational Products

      Recreational Products revenues for the year ended December 31, 2003 increased slightly to $44.8 million from $44.6 million in 2002, and operating income increased 61.3% to $1.3 million from $819,000. Strong marine product sales have been partially offset by generally weak sales in snow related products as a result of mild winter conditions in the Northern Midwest in early 2003. Reduced operating expenses, including lower payroll costs, advertising expenses and catalog expenses, have contributed to the overall increase in operating income. Results for 2002 also included distribution center relocation costs.

Electronic Components

      Electronic Components revenues for the year ended December 31, 2003 increased 13.2% to $6.3 million from $5.6 million in 2002, and operating income increased 92.0% to $939,000 from $489,000. Increased product demand contributed to the higher revenues in 2003. Increased revenues and shifts in product mix contributed to the improvement in operating income. In addition, in the prior year certain inventory reserves were increased in light of difficult market conditions at the time.

Cost of products sold

      As a percentage of product revenues, cost of products sold for the year ended December 31, 2003 decreased to 81.5% from 82.8% in 2002. This decrease is primarily due to reductions in lower margin product sales at the Technology Solutions business unit.

Cost of services provided

      As a percentage of services revenues, cost of services provided for the year ended December 31, 2003 increased to 81.4% from 76.4%. This increase is primarily due to higher payroll related costs incurred to integrate new clients and deliver services within the Technology Solutions business unit.

Selling and administrative expenses

      As a percentage of sales, selling and administrative expenses for the year ended December 31, 2003 decreased slightly to 19.0% from 19.1% in 2002. This decrease is primarily attributable to reduced operating expenses at the Recreational Products business unit offset by higher travel, telecommunications and other related costs incurred to integrate new clients at the Technology Solutions business unit.

Income tax

      For the year ended December 31, 2003, the Company’s effective income tax rate was a provision of approximately 46.9% compared to a benefit of approximately 39.5% in 2002. After consideration of relevant factors, including recent operating results and the prior utilization of all previously available tax benefit carry-back opportunities, the Company recorded a full valuation allowance against net deferred tax asset balances. The establishment of the valuation allowance, net of reversals of tax accruals no longer required, resulted in an income tax provision of $1.2 million for the year ended December 31, 2003. Before accounting changes, during the year ended December 31, 2002, the Company recognized income tax benefits of $1.3 million all of which were realized through carry-back opportunities.

Net loss

      Net loss totaled $3.8 million for the year ended December 31, 2003, an increase of $0.5 million from the net loss in the prior year. The change in net loss resulted from improvements in operating results offset by the income tax effects described above.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net revenues

      Net revenues for the year ended December 31, 2002 decreased 23.3% to $140.8 million from $183.6 million in 2001. Net revenues are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components” below.

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

Corporate costs

      Corporate costs for the year ended December 31, 2002 decreased 15.1% to $2.7 million from $3.1 million in 2001. The decrease is primarily attributable to reduced costs associated with the Company’s strategic change initiatives, miscellaneous income arising from insurance proceeds and reduced bonus awards during 2002 as compared to 2001.

Interest, net

      Net interest income for the year ended December 31, 2002 decreased 56.5% to $200,000 from $460,000 in 2001. The decrease in net interest income is primarily attributable to lower interest rates and lower average cash balances during 2002.

Cumulative effect of accounting change

      The Company recorded a pre-tax goodwill impairment loss of $2.1 million, $1.3 million after tax, following the adoption of Statement of Financial Accounting Standards No. 142 effective January 1, 2002.

Technology Solutions

      Technology Solutions revenues for the year ended December 31, 2002 decreased 30.5% to $90.6 million from $130.4 million in 2001. Approximately half of the decrease in revenues is attributable to decreased technology product deliveries, as business enterprises have continued to defer information technology expenditures. Revenues have also been negatively impacted as major suppliers increasingly market their products directly to end-user customers, rather than utilizing traditional distribution channels. Product revenues for the year ended December 31, 2002 decreased 35.0% to $68.2 million from $105.0 million in 2001. Services revenues for the year ended December 31, 2002 decreased 12.0% to $22.3 million from $25.4 million in 2001. The decrease in services revenues is primarily attributable to a significant technology project in 2001 and no such similar project in 2002. The operating loss totaled $2.2 million for the year ended December 31, 2002 compared to a $938,000 loss in 2001, which includes the $845,000 special charge associated with this business unit in 2001. Components of the 2001 special charge included facilities consolidation costs and asset write-downs in connection with the opening of a technology center and separation costs. The results for 2002 have been adversely impacted by continued costs associated with building BTL’s technology outsourcing practices. This business unit also discontinued its application development service line, in response to weak market demand, that further contributed to the operating loss during 2002.

Recreational Products

      Recreational Products revenues for the year ended December 31, 2002 decreased 3.1% to $44.6 million from $46.0 million in 2001, and operating income decreased 14.2% to $819,000 from $954,000. The decrease in revenues for 2002 is attributable to lower snow product sales during the first quarter as compared to the comparable period in 2001. Operating results were also impacted by the relocation of this business unit’s Minnesota distribution center to a new facility during the second half of 2002.

Electronic Components

      Electronic Components revenues for the year ended December 31, 2002 decreased 22.2% to $5.6 million from $7.2 million in 2001, and operating income decreased 69.2% to $489,000 from $1.6 million. The decrease in revenues and operating income is attributable to weak demand for electronics components in the computer and telecommunications sectors, shifts in product mix, pricing pressures, and additions to inventory reserves arising from difficult market conditions.

Cost of products sold

      As a percentage of product revenues, cost of products sold for the year ended December 31, 2002 decreased to 82.8% from 84.1% in 2001. The decrease is primarily due to reductions in lower margin product sales at the Technology Solutions business unit.

Cost of services provided

      As a percentage of services revenues, cost of services provided for the year ended December 31, 2002 increased to 76.4% from 75.3% in 2001. This increase is primarily due to higher margins associated with a technology project in 2001.

Selling and administrative expenses

      As a percentage of sales, selling and administrative expenses for the year ended December 31, 2002 increased to 19.1% from 16.3% in 2001. This increase is primarily due to the overall reduction in sales in 2002 and the existence of certain fixed costs.

Income tax

      The Company’s effective income tax rate was a benefit of approximately 39.5% in both 2002 and 2001. Taxable losses during the year ended December 31, 2002 resulted in a federal tax refund of approximately $2.4 million as losses in this year have been carried back to previously profitable years.

Net loss

      Net loss totaled $3.3 million for the year ended December 31, 2002, an increase of $2.3 million from the net loss in the prior year. The increase in net loss resulted from the factors described above, including the goodwill impairment charge of $1.3 million.

Changes in Financial Condition

Liquidity and Capital Resources

      Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

	December 31,

	2003	2002

Cash and cash equivalents	$12,203	$10,079
Working capital	$17,826	$19,609
Current ratio	1.8:1	1.9:1
Long-term liabilities to total capitalization	10.4%	8.9%
Shareholders’ equity per share	$2.58	$3.05
Days’ sales in receivables	46	51
Days’ sales in inventories	36	47

      Net cash provided by operating activities was $2.9 million for the year ended December 31, 2003 compared with $1.9 million in 2002. The cash flow from operating activities in 2003 reflects an increase in accounts payable and accrued payroll and the collection of a $2.4 million federal tax refund, partially offset by an increase in accounts receivable. The increase in accounts payable was primarily due to a $1.5 million increase in December 2003 inventory purchases at the Technology Solutions business unit as compared to December 2002. This inventory was sold prior to December 31, 2003. The increases in accounts receivable and accrued payroll were primarily attributable to the increase in sales at the Technology Solutions business unit during the fourth quarter of 2003 as compared to the prior year and an increase in accrued payroll costs at year-end for employees hired on new services engagements. The cash flow from operating activities in 2002 reflects cash collected on accounts receivable partially offset by payment of accounts payable and accrued liabilities and an increase in income tax receivable. The decrease in accounts receivable was primarily due to the $5.1 million decline in revenues during the fourth quarter of 2002 as compared to 2001. Accounts payable was also lower at the end of 2002 as a result of reduced inventory purchases in light of the reduced sales levels. The increase in income tax receivable totaling $1.7 million represents the increase in 2002 federal tax refund over the refund received related to the 2001 tax year.

      Net cash used in investing activities totaled $789,000 for the year ended December 31, 2003 compared to $1.5 million in 2002. Investing activities included the addition of fixed assets as well as expenditures for a relocated distribution center in 2002.

      Net cash used in financing activities totaled $819,000 for the year ended December 31, 2002. This total included funds utilized to purchase shares of common stock under the Company’s 2001 Stock Repurchase Program, offset by proceeds from stock issued under the Company’s Employees’ Stock Purchase Plan.

      Despite recent operating losses, the Company believes that sufficient cash resources exist for 2004 to support requirements for its operations and commitments through available cash and cash generated by operations. The Company has a line of credit for general corporate purposes in the amount of $10.0 million, expiring in May 2004. No amounts were borrowed under the line during 2003 or 2002. The Company is currently able to borrow up to $2.5 million of the $10.0 million credit line, subject to certain requirements, including maintaining minimum cash and cash equivalents on deposit of at least $3.5 million. Management does not currently anticipate the need to borrow under the line of credit and is evaluating its options in regards to renewing or terminating the facility.

      The Company does not have any material off-balance sheet arrangements.

Trends and Uncertainties

      The challenging technology market conditions and costs associated with building our technology outsourcing practices have impacted results during 2003 and are expected to continue to impact near term financial performance. Operating results continue to be challenged due to the start-up and implementation costs of new engagements and a continued investment in expanded business development efforts. The success of BTL’s business is dependent to a significant extent on the ability to generate services business with new and existing clients. We believe that continued focus on developing new business opportunities and expanding market penetration are key steps towards long term growth. Because of the challenges in selling technology lifecycle and outsourced services to new clients in the current difficult technology environment, there can be no assurance that such efforts will be successful. The success of these efforts is critical in returning the Company to profitability.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company has no investments in market risk-sensitive investments for either trading purposes or purposes other than trading purposes.

Item 8.	Financial Statements and Supplementary Data

      The financial data included in the financial statement schedule should be read in conjunction with the consolidated financial statements. All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of Bell Industries, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bell Industries, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in the notes to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

February 17, 2004

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,

	2003	2002	2001

Net revenues
Products	$106,956	$118,448	$158,235
Services	34,949	22,349	25,386

	141,905	140,797	183,621

Costs and expenses
Cost of products sold	87,181	98,076	133,039
Cost of services provided	28,449	17,065	19,124
Selling and administrative	26,914	26,883	29,870
Depreciation and amortization	2,105	2,333	2,274
Interest, net	(166)	(200)	(460)
Special items, net			1,495

	144,483	144,157	185,342

Loss before income taxes and cumulative effect of accounting change	(2,578)	(3,360)	(1,721)
Income tax provision (benefit)	1,209	(1,327)	(680)

Loss before cumulative effect of accounting change	(3,787)	(2,033)	(1,041)
Cumulative effect of accounting change, net of income tax benefit of $836		(1,280)

Net loss	$(3,787)	$(3,313)	$(1,041)

SHARE AND PER SHARE DATA
BASIC AND DILUTED
Loss before cumulative effect of accounting change	$(.45)	$(.24)	$(.12)
Cumulative effect of accounting change		(.14)

Net loss	$(.45)	$(.38)	$(.12)

Weighted average common shares	8,367	8,743	8,854

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(Dollars in thousands)

	December 31,

	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$12,203	$10,079
Accounts receivable, less allowance for doubtful accounts of $936 and $749	16,164	13,078
Income tax receivable		2,400
Inventories	11,286	12,349
Prepaid expenses and other	689	3,051

Total current assets	40,342	40,957

Fixed assets, at cost Land, buildings and improvements	554	554
Leasehold improvements	926	932
Computer equipment and software	8,754	7,798
Furniture, fixtures and other	4,547	5,362

	14,781	14,646
Less accumulated depreciation	(10,575)	(9,210)

Total fixed assets	4,206	5,436

Other assets	2,085	2,997

	$46,633	$49,390

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$12,882	$10,687
Accrued payroll	2,414	1,871
Accrued liabilities	7,220	8,790

Total current liabilities	22,516	21,348

Deferred compensation and other	2,520	2,496

Shareholders’ equity
Preferred stock
Authorized — 1,000,000 shares, outstanding — none
Common stock
Authorized — 35,000,000 shares, outstanding — 8,366,724 shares	32,373	32,535
Accumulated deficit	(10,776)	(6,989)

Total shareholders’ equity	21,597	25,546

Commitments and contingencies
	$46,633	$49,390

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common stock
			Accumulated
	Shares	Amount	deficit

Balance at December 31, 2000	8,790,936	$33,117	$(2,635)
Employee stock plans and other	98,772	237
Net loss			(1,041)

Balance at December 31, 2001	8,889,708	33,354	(3,676)
Employee stock plans	33,737	53
Stock repurchase program	(556,721)	(872)
Net loss			(3,313)

Balance at December 31, 2002	8,366,724	32,535	(6,989)
Other stock transactions		(162)
Net loss			(3,787)

Balance at December 31, 2003	8,366,724	$32,373	$(10,776)

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(3,787)	$(3,313)	$(1,041)
Cumulative effect of accounting change		1,280
Depreciation	2,105	2,333	2,161
Amortization of goodwill			113
Provision for losses on accounts receivable	207	63	168
Changes in assets and liabilities, net of acquisitions and disposals	4,388	1,574	(804)

Net cash provided by operating activities	2,913	1,937	597

Cash flows from investing activities:
Purchases of fixed assets and other	(789)	(1,457)	(4,449)
Purchase of business			(400)

Net cash used in investing activities	(789)	(1,457)	(4,849)

Cash flows from financing activities:
Employee stock plans and other		53	237
Purchases of common stock		(872)

Net cash provided by (used in) financing activities		(819)	237

Net increase (decrease) in cash and cash equivalents	2,124	(339)	(4,015)
Cash and cash equivalents at beginning of year	10,079	10,418	14,433

Cash and cash equivalents at end of year	$12,203	$10,079	$10,418

Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	$(3,273)	$5,525	$13,571
Income tax receivable	2,400	(1,654)	(746)
Inventories	1,063	1,259	1,457
Accounts payable	2,195	(1,146)	(12,659)
Accrued liabilities and other	2,003	(2,410)	(2,427)

Net change	$4,388	$1,574	$(804)

Supplemental cash flow information:
Interest paid	$—	$—	$4
Income taxes paid	$36	$—	$—

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

      Revenue recognition and receivables — The Company’s operations include technology lifecycle services (“Technology Solutions”); distribution of aftermarket products for recreational vehicles, motorcycles, snowmobiles and powerboats (“Recreational Products”); and specialty components manufacturing and distribution for the computer and electronics markets (“Electronic Components”). Sales are recognized and trade receivables are recorded when products are shipped or when services are provided assuming no significant Company obligations remain and collection of related receivables is probable. Concentrations of credit risk with respect to trade receivables are generally limited due to the large number and general dispersion of trade accounts, which constitute the Company’s customer base. During 2003 and 2002, the Company had one Technology Solutions customer that accounted for approximately 10% and 12% of net sales, respectively. At December 31, 2003 and 2002, the Company had one Technology Solutions customer that accounted for approximately 14% and 15% of accounts receivable, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses and such losses have been within these estimates.

      Inventories — Inventories, consisting primarily of finished goods, are stated at the lower of cost (determined using weighted average and first-in, first-out methods) or market (net realizable value).

      Shipping and handling costs — Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $3.4 million in 2003, $3.3 million in 2002 and $3.7 million in 2001. These costs are included, net of amounts billed to customers, within selling and administrative expenses in the Consolidated Statement of Operations. Amounts billed to customers totaled approximately $550,000 in 2003, $550,000 in 2002 and $800,000 in 2001.

      Vendor rebates — The Company receives volume incentives from certain vendors related to sales activity of certain products that are recognized when deemed earned.

      Fixed assets, depreciation and amortization — All fixed assets are recorded at cost and depreciated using the straight-line method based upon estimated useful lives of 10 years for building improvements, 3 to 5 years for computer equipment and software and 3 to 7 years for furniture, fixtures and other. Leasehold improvements are amortized over the shorter of their estimated service lives or the term of the lease.

      Goodwill and other intangible assets — In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Upon adoption of SFAS No. 142, goodwill is tested at least annually and whenever events or circumstances occur indicating that goodwill might be impaired. Amortization of goodwill, including goodwill recorded in past business combinations, ceases. During the quarter ended June 30, 2002, the Company completed both steps of the transitional impairment tests, as required by SFAS No. 142, and recorded a pre-tax goodwill impairment loss of $2.1 million, $1.3 million after tax, representing the total goodwill balance as of January 1, 2002 (date of adoption). The goodwill resulted from Technology Solutions acquisitions in previous years. The fair value of the Technology Solutions reporting unit was determined using the discounted cash flow approach as allowed by SFAS No. 142. Goodwill amortization recorded during the year ended December 31, 2001 was $113,000 or $0.01 per share.

      Long-lived assets — In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

      Income taxes — Provision is made for the tax effects of temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. In estimating deferred tax balances, the Company considers all expected future events other than enactments of changes in the tax law or rates. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

      Accrued liabilities — The Company’s accrued liabilities include approximately $4.9 million and $5.4 million of amounts attributable to disposed businesses at December 31, 2003 and 2002, respectively. These amounts relate to certain legal, environmental and contractual matters specifically identifiable to these disposed businesses.

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

      New pronouncements — In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides guidance as to when deliverables must be divided into separate units of accounting. This guidance was effective for revenue arrangements entered into after June 30, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company’s financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, Financial Accounting Standards Board Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable noncontrolling interests. The adoption of SFAS 150 had no effect on our consolidated financial position, results of operations or cash flows.

Special Items

      Repositioning and settlement costs — During 2001, the Company recorded special pre-tax charges totaling $1.5 million. The charges consisted of $845,000 for costs related to strategic repositioning of the Company’s operations and $650,000 in settlement costs associated with an executive change-in-control contract. Components of the repositioning charge included facilities consolidation costs and asset write-downs in connection with the opening of a new technology center and separation costs. Substantially all costs relating to these charges, other than a lump sum payment made in January 2002 relating to the change-in-control contract, were paid during 2001.

Floor Plan Arrangements

      The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. The amount of aggregate outstanding floor plan obligations ranged between $2.0 million and $5.6 million during 2003 and $3.1 million and $5.5 million during 2002, and were secured by certain of the Company’s inventory and accounts receivable. Additionally, the finance companies maintain intercreditor agreements with the Company’s primary lender. The outstanding amounts are payable in 30 to 45 days. The arrangements are generally subsidized by computer products manufacturers and are interest free if amounts are paid within the specified terms. The Company paid minimal interest under floor plan arrangements for the periods presented. At December 31, 2003 and 2002, the Company had outstanding floor plan obligations of $4.1 million and $3.1 million, respectively, which are classified within accounts payable.

Borrowings and Liquidity

      Under a credit agreement dated April 1999, as amended, with its primary lender, the Company has a line of credit in the amount of $10.0 million to finance short term cash flow and working capital requirements. The credit agreement expires in May 2004 and provides for interest at either the bank’s reference rate or LIBOR plus 1.75%. The line of credit is subject to an annual commitment fee of .5% on the unused line of credit. Available borrowing capacity is subject to a borrowing base calculation based on a percentage of the Company’s available accounts receivable and inventories. The Company is subject to certain restrictive covenants including minimum interest coverage, minimum tangible net worth and a maximum leverage ratio. Outstanding borrowings are secured by the assets of the Company, except those assets that secure borrowings under floor plan arrangements. At December 31, 2003 and 2002, the Company had no outstanding borrowings under the credit agreement. The Company currently is able to borrow up to $2.5 million of the $10.0 million credit line, subject to certain requirements, including maintaining minimum cash and cash equivalents on deposit of at least $3.5 million.

      Despite recent operating losses, the Company believes that sufficient cash resources exist for 2004 to support requirements for its operations and commitments through available cash and cash generated by operations. Management does not currently anticipate the need to borrow under the line of credit and is evaluating its options in regards to renewing or terminating the facility.

Stock Repurchase Program

      In July 2001, the Board of Directors authorized a stock repurchase program (the “2001 Program”) of up to 1,000,000 shares of the Company’s outstanding common stock. The common stock can be repurchased in the open market at varying prices depending on market conditions and other factors. During 2002, the Company repurchased 556,721 shares of common stock at an average price of $1.57 per share under the 2001 Program.

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

      The following summaries activity under the plans:

			Weighted
			average	Fair
	Available	Shares	exercise	value of
	for future	under	price per	option
	grant	option	share	per share

Outstanding at December 31, 2000	458,030	1,012,159	$4.37
Granted	(245,000)	245,000	2.44	$1.24
Canceled	239,830	(239,830)	4.82
Adoption of 2001 Plan	500,000

Outstanding at December 31, 2001	952,860	1,017,329	3.80
Granted	(130,000)	130,000	2.00	$0.95
Canceled	65,100	(65,100)	4.46

Outstanding at December 31, 2002	887,960	1,082,229	3.55
Granted	(45,000)	45,000	1.79	$0.89
Canceled	89,500	(89,500)	2.81

Outstanding at December 31, 2003	932,460	1,037,729	$3.54

      The following summarizes stock options outstanding as of December 31, 2003:

Remaining			Weighted
Option life	Options	Options	average
in years	outstanding	exercisable	exercise price

1	84,229	84,229	$5.14
2	118,500	83,500	2.47
3	75,000	50,500	2.56
4	140,000	95,000	4.77
5 or more	620,000	548,333	3.81

	1,037,729	861,562	$3.84

      At December 31, 2002 and 2001, 590,946 and 348,079 options were exercisable at weighted average exercise prices of $3.95 and $4.61, respectively.

      The following summarizes shareholder approved and non-shareholder approved plan information as of December 31, 2003:

		Weighted
	Shares	average	Available
	under	exercise price	for future
	option	per share	grant

Shareholder approved plans	997,729	$3.57	472,460
Non-shareholder approved plan	40,000	$2.59	460,000

	1,037,729		932,460

      Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”) 750,000 shares were authorized for issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. Under the ESPP, the Company issued 33,737 and 61,802 shares during 2002 and 2001, respectively. The weighted average fair value per share of the purchase rights granted in 2002 and 2001 were $.66 and $.62, respectively. During the third quarter of 2002, the Company suspended the ESPP. At December 31, 2003, 419,450 shares were available for future issuance under the ESPP.

      The Black-Scholes model was utilized for estimating the fair value of stock-based grants using an assumed volatility of approximately 60% for all years presented and an expected four year life for stock options, and an assumed volatility of approximately 60% for all years presented and an expected four month life for the ESPP. The assumed risk free interest rate was approximately 4.0% in 2003, 4.0% in 2002 and 5.0% in 2001 for the stock option plans and approximately 2.5% in 2002 and 3.5% in 2001 for the ESPP. Stock-based compensation costs determined under the fair value method would have increased net loss by $.2 million ($.02 per share) in 2003, $.4 million ($.05 per share) in 2002 and $.4 million ($.05 per share) in 2001.

Income Taxes

      The income tax provision (benefit) charged (credited) before cumulative effect of accounting change was as follows (in thousands):

	2003	2002	2001

Current
Federal	$(1,290)	$(2,057)	$(394)
State	70	(422)	(136)
Deferred
Federal	2,349	1,117	(146)
State	80	35	(4)

	$1,209	$(1,327)	$(680)

      The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	2003	2002	2001

Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	1.8	(4.8)	(5.2)
Reversal of previously recorded tax accruals	(50.8)
Valuation allowance against net deferred tax assets	130.1
Other, net	(.2)	(.7)	(.3)

Effective tax rate	46.9%	(39.5)%	(39.5)%

      Deferred tax balances were composed of the following (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Discontinued operations	$1,521	$1,711
Net operating loss carryforwards	1,014
Employee benefit accruals	469	545
Goodwill	370	439
Receivables allowance	288	223
Inventory reserves	177	178

	3,839	3,096
Deferred tax liabilities:
Prepaid items	(209)	(330)
Depreciation	(39)	(197)
Other	(238)	(140)

Net deferred tax balances before valuation allowance	3,353	2,429
Valuation allowance	(3,353)

Net deferred tax balances after valuation allowance	$0	$2,429

      After consideration of relevant factors, including recent operating results and the prior utilization of all previously available tax carry-back opportunities, the Company recorded a full valuation allowance against net deferred tax asset balances in the fourth quarter of 2003.

      Net current deferred tax assets, included with prepaid expenses and other, and net non-current deferred tax assets, included with other assets, totaled $1.6 million and $791,000, respectively, at December 31, 2002.

      As of December 31, 2003, the Company has a Federal net operating loss carry forward of $3.0 million which expires in 2023.

Employee Benefit and Deferred Compensation Plans

      The Company has a qualified, trusteed, savings and profit sharing plan for eligible employees. The Company’s matching contributions and discretionary contributions to the plan, as determined by the Board of Directors, were $59,000 in 2003, $112,000 in 2002 and $150,000 in 2001.

      The Company has deferred compensation plans available for certain officers and other key employees. Expense associated with the deferred compensation element of these plans was $207,000 in 2003, $134,000 in 2002 and $110,000 in 2001.

      The Company provides postretirement medical coverage for qualifying employees who were employed prior to January 1, 1998. The estimated liability for postretirement medical benefits, included in deferred compensation and other long term liabilities, totaled $868,000 and $987,000 at December 31, 2003 and 2002, respectively. Annual costs for active and potentially eligible employees were not significant during any of the years presented.

Commitments and Contingencies

      At December 31, 2003, the Company had operating leases on certain of its facilities and equipment expiring in various years through 2008. Under certain operating leases, the Company is required to pay property taxes and insurance. Rent expense under operating leases was $2.2 million in 2003, $2.0 million in 2002 and $2.1 million in 2001.

      Minimum annual rentals on operating leases for the five years subsequent to 2003 are as follows (in thousands):

2004	$2,168
2005	1,249
2006	626
2007	304
2008	11

$4,358

      The Company has an outstanding letter of credit totaling $20,000 at December 31, 2003 that renews annually.

      The Company is involved in litigation which is incidental to its current and discontinued businesses. The resolution of this litigation is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Business Segment and Related Information

      The Company has three reportable business segments: Technology Solutions, a provider of integrated technology solutions; Recreational Products, a distributor of replacement parts and accessories for recreational and other leisure-time vehicles; and Electronic Components, a specialty manufacturer and distributor of standard and custom magnetic products. Each operating segment offers unique products and services and has separate management. The accounting policies of the segments are the same as described in the Summary of Accounting Policies.

      The following is summarized financial information for the Company’s reportable segments (in thousands):

	Year ended December 31,

	2003	2002	2001

Net revenues
Technology Solutions
Products	$55,826	$68,219	$105,009
Services	34,949	22,349	25,386

	90,775	90,568	130,395
Recreational Products	44,804	44,639	46,044
Electronic Components	6,326	5,590	7,182

	$141,905	$140,797	$183,621

Operating income (loss)
Technology Solutions	$(2,135)	$(2,204)	$(938)
Recreational Products	1,321	819	954
Electronic Components	939	489	1,590
Special items			(650)
Corporate costs	(2,869)	(2,664)	(3,137)

	(2,744)	(3,560)	(2,181)
Interest, net	166	200	460

Loss before income taxes and cumulative effect of accounting change	$(2,578)	$(3,360)	$(1,721)

	Year ended December 31,

	2003	2002	2001

Depreciation and amortization
Technology Solutions	$841	$1,150	$1,114
Recreational Products	259	190	181
Electronic Components	31	32	33
Corporate	974	961	946

	$2,105	$2,333	$2,274

Total assets
Technology Solutions	$12,829	$10,472	$17,281
Recreational Products	14,087	15,803	16,193
Electronic Components	2,110	2,410	2,916
Corporate	17,607	20,705	21,262

	$46,633	$49,390	$57,652

Capital expenditures
Technology Solutions	$336	$396	$3,172
Recreational Products	266	382	217
Electronic Components	8	12	5
Corporate	390	745	951

	$1,000	$1,535	$4,345

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Quarter ended

	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Year ended December 31, 2003
Net revenues
Products	$23,568	$30,398	$30,625	$22,365
Services	8,509	8,977	8,953	8,510

	32,077	39,375	39,578	30,875

Costs and expenses
Cost of products sold	19,007	24,721	25,278	18,175
Cost of services provided	6,972	6,998	7,258	7,221
Selling and administrative	6,833	6,847	6,845	6,389
Depreciation and amortization	590	519	489	507
Interest, net	(22)	(44)	(59)	(41)

	33,380	39,041	39,811	32,251

Income (loss) before income taxes	(1,303)	334	(233)	(1,376)
Income tax provision (benefit)	(391)	114	277	1,209

Net income (loss)	$(912)	$220	$(510)	$(2,585)

Share and Per Share Data
BASIC AND DILUTED
Net income (loss)	$(.11)	$.03	$(.06)	$(.31)

Weighted average common shares	8,367	8,367	8,367	8,367

Year ended December 31, 2002
Net revenues
Products	$26,444	$35,643	$35,336	$21,025
Services	5,673	5,706	5,105	5,865

	32,117	41,349	40,441	26,890

Costs and expenses
Cost of products sold	22,043	29,410	29,436	17,187
Cost of services provided	4,314	4,094	4,097	4,560
Selling and administrative	6,744	6,570	7,103	6,466
Depreciation and amortization	608	587	564	574
Interest, net	(56)	(37)	(71)	(36)

	33,653	40,624	41,129	28,751

Income (loss) before income taxes and cumulative effect of accounting change	(1,536)	725	(688)	(1,861)
Income tax provision (benefit)	(606)	287	(272)	(736)

Income (loss) before cumulative effect of accounting change	(930)	438	(416)	(1,125)
Cumulative effect of accounting change	(1,280)

Net income (loss)	$(2,210)	$438	$(416)	$(1,125)

Share and Per Share Data
BASIC AND DILUTED
Income (loss) before cumulative effect of accounting change	$(.10)	$.05	$(.05)	$(.13)
Cumulative effect of accounting change	(.14)

Net income (loss)	$(.24)	$.05	$(.05)	$(.13)

Weighted average common shares	8,890	8,900	8,777	8,404

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions	Deductions

	Balance at	Charge to	Accounts	Balance
	beginning	costs and	charged off	at end of
Description	of period	expenses	(recovered)	period

Allowance for doubtful accounts:
Year ended December 31:
2001	$1,222	168	(135)	$1,525
2002	$1,525	63	839	$749
2003	$749	207	20	$936
Deferred tax valuation allowance:
Year ended December 31, 2003	$0	3,353	0	$3,353

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, the Company’s principal executive and financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive and financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      (a) Directors: The information required by Item 10 with respect to Directors will appear in the Proxy Statement for the 2004 Annual Meeting of Shareholders and is hereby incorporated by reference.

      (b) Executive Officers: The information required by Item 10 with respect to Executive Officers appears in Part I of this Annual Report on Form 10-K.

      (c) Code of Ethics: Our code of Ethics, as required by Item 406 of Regulation S-K under the Securities Act of 1933, as amended, is available, without charge, upon written request sent to Bell Industries, Inc., Attention Secretary, at the address set forth on the cover page of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

      The information required by Item 11 will appear in the Proxy Statement for the 2004 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by Item 12 will appear in the Proxy Statement for the 2004 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required by Item 13 will appear in the Proxy Statement for the 2004 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

      The information required by Item 14 will appear in the Proxy Statement for the 2004 Annual Meeting of Shareholders and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

      (a)1.     Financial Statements:

      The Consolidated Financial Statements and Report of Independent Accountants dated February 7, 2004 are included under Item 8 of this Annual Report on Form 10-K.

      2.     Financial Statement Schedule:

      The Financial Statement Schedule listed in the Index to Financial Statements included under Item 8 is filed as part of this Annual Report on Form 10-K.

      3.     Exhibits:

Number		Exhibit Title

2.		Agreement and Plan of Merger, dated as of November 26, 1996 among Registrant, ME Acquisitions, Inc., and Milgray Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Form 8-K dated January 7, 1997.
3.		The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant’s Form 8-B dated March 22, 1995, as amended.
4.	a.	The Specimen of Registrant’s Common Stock certificates is incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant’s Form 8-B filed January 15, 1980.
	b.	Warrant Agreement dated September 15, 1993 including Form of Warrant Certificate issued to the named Insurance Companies included in the Note Purchase Agreement dated February 1, 1991, as amended, is incorporated by reference to Exhibit 4.e of the Form 10-K dated June 30, 1993.
10.	a.	The Employment and Deferred Compensation Agreements dated January 1, 1979 and the Amendment thereto dated August 6, 1979 concerning certain officers of Registrant are incorporated by reference to Exhibits 9A, 9C and 9D to Amendment number 1 to Registrant’s Form 8-B dated November 19, 1979.
	b.	The 1990 Stock Option and Incentive Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held October 29, 1990.
	c.	The 1993 Employees’ Stock Purchase Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993.
	d.	The 1994 Stock Option Plan is incorporated by reference to Exhibit A of the Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held on November 1, 1994.

Number	Exhibit Title

e.	Form of Severance Agreement between the Registrant and its executive officers is incorporated by reference to Exhibit 10.9 to Registrant’s Form 8-B dated March 22, 1995, as amended.
f.	Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-B dated March 22, 1995, as amended.
g.	Non-Employee Directors’ Stock Option Plan, as revised is, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K dated December 31, 1995.
h.	Form of Stock Option Agreement between the Registrant and Non-employee Directors is incorporated by reference to Exhibit 10.m to Registrant’s Form 10-K dated December 31, 1995.
i.	Amendment to the 1994 Stock Option Plan dated August 8, 1997 is incorporated by reference to Exhibit 99 to Registrant’s Form 10-Q dated June 30, 1997.
j.	Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August 12, 1997 is incorporated by reference to Exhibit 4.1.1 to Registrant’s Form S-8 dated August 12, 1997.
k.	1997 Deferred Compensation Plan dated August 27, 1997 is incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 dated August 28, 1997.
l.	The Employment Agreement between the Registrant and Tracy A. Edwards, dated February 1, 1999 is incorporated by reference to Exhibit 10.s. of the Registrants Annual Report on Form 10-K dated December 31, 1998.
m.	The Rights Agreement, dated February 1, 1999, by and between Bell Industries, Inc. and Harris Trust Company of California, as Rights Agent, is incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A12B, dated February 25, 1999.
n.	The Asset Purchase Agreement dated August 28, 1998 between Bell Industries, Inc. and PrimeSource Corporation is incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, event date September 14, 1998.
o.	The Agreement of Purchase and Sale dated October 1, 1998 between Bell Industries, Inc. and Arrow Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, event date October 1, 1998.
p.	Credit Agreement dated as of April 14, 1999 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K dated December 31, 2000.
q.	First Amendment to Credit Agreement dated as of April 26, 2000 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.y of the Registrant’s. Annual Report on Form 10-K dated December 31, 2000.
r.	Agreement for Wholesale Financing dated as of May 11, 2001 between the Registrant and Deutsche Financial Services Corporation is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.
s.	Agreement for Wholesale Financing dated as of June 27, 2001 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.
t.	First Amendment to Rights Agreement, dated May 30, 2001, by and between the Registrant, Harris Trust Company of California and Computershare Investor Services, LLC is incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A12(b), dated May 30, 2001.
u.	Second Amendment to Rights Agreement, dated May 30, 2001, by and between the Registrant and Computershare Investor Services, LLC, as Rights Agent, is incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A12(b), dated May 30, 2001.
v.	The Bell Industries, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit 99. of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.
w.	Second Amendment to Credit Agreement dated as of March 27, 2002 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2001.

Number		Exhibit Title

	x.	Third Amendment to Credit Agreement dated as of May 12, 2003 between the Registrant and Union Bank of California, N.A.
	y.	Letter Agreement dated as of August 12, 2003 between the Registrant and Union Bank of California, N.A.
21.		Subsidiaries of the Registrant.
23.		Consent of Independent Auditors.
31.	1	Certification of Tracy A. Edwards, Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.	2	Certification of Tracy A. Edwards, Chief Financial Officer of Registrant, pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.		Certification of Tracy A. Edwards, Chief Executive Officer and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

a) On February 24, 2004, the Company filed a current Report on Form 8-K related to its issuance of a press release describing selected financial results of the Company for the quarter and year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELL INDUSTRIES, INC.

By	/s/ TRACY A. EDWARDS

Tracy A. Edwards
President and Chief Executive Officer

Date: March 26, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ TRACY A. EDWARDS Tracy A. Edwards	Chairman, President and Chief Executive Officer (Principal Executive and Financial Officer)

/s/ MITCHELL I. ROSEN Mitchell I. Rosen	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ JOHN J. COST John J. Cost	Director and Secretary

/s/ CHARLES B. GRAVES Charles B. Graves	Director

/s/ L. JAMES LAWSON L. James Lawson	Director

/s/ MICHAEL R. PARKS Michael R. Parks	Director

/s/ MARK E. SCHWARZ Mark E. Schwarz	Director

EXHIBIT INDEX

Exhibit
Number		Description

2.		Agreement and Plan of Merger dated as of November 26, 1996 among Registrant, ME Acquisition, Inc. and Milgray Electronics, Inc.(*)
3.		Articles of incorporation and by-laws(*)
4.		Instruments defining the rights of security holders, including indentures
	a.	Specimen of Registrant’s Common Stock certificate(*)
	b.	Warrant Agreement dated September 15, 1993 including Form of Warrant Certificate issued to the named Insurance Companies included in the Note Purchase Agreement dated February 1, 1991, as amended(*)
10.		Material contracts
	a.	The Employment and Deferred Compensation Agreements dated January 1, 1979 and the Amendment thereto dated August 6, 1979 concerning certain officers of Registrant(*)
	b.	The 1990 Stock Option and Incentive Plan included as Exhibit A to Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held October 29, 1990(*)
	c.	The 1993 Employees’ Stock Purchase Plan included as Exhibit A to Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993(*)
	d.	The 1994 Stock Option Plan included as Exhibit A of the Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held on November 1, 1994(*)
	e.	Form of Severance Compensation Agreement between the Registrant and its executive officers(*)
	f.	Form of Indemnity Agreement between the Registrant and its executive officers and directors(*)
	g.	Non-Employee Directors’ Stock Option Plan, as revised(*)
	h.	Form of Stock Option Agreement between the Registrant and Non-employee Directors(*)
	i.	Amendment to the 1994 Stock Option Plan dated August 8, 1997(*)
	j.	Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August 12, 1997(*)
	k.	1997 Deferred Compensation Plan dated August 27, 1997(*)
	l.	Employment Agreement between the Registrant and Tracy A. Edwards, dated February 1, 1999(*)
	m.	The Rights Agreement, dated February 1, 1999, by and between Bell Industries, Inc. and Harris Trust Company of California, as Rights Agent(*)
	n.	Asset Purchase Agreement dated August 28, 1998 between Bell Industries, Inc. and PrimeSource Corporation(*)
	o.	The Agreement of Purchase and Sale dated October 1, 1998 between Bell Industries, Inc. and Arrow Electronics, Inc.(*)
	p.	Credit Agreement dated as of April 14, 1999 between the Registrant and Union Bank of California, N.A. is incorporated by Reference’s to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K dated December 31, 2000.(*)
	q.	First Amendment to Credit Agreement dated as of April 26, 2000 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.y of the Registrant’s Annual Report on Form 10-K dated December 31, 2000.(*)
	r.	Agreement for Wholesale Financing dated as of May 11, 2001 between the Registrant and Deutsche Financial Services Corporation is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.(*)
	s.	Agreement for Wholesale Financing dated as of June 27, 2001 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.(*)

Exhibit
Number		Description

	t.	First Amendment to Rights Agreement, dated May 30, 2001, by and between the Registrant, Harris Trust Company of California and Computershare Investor Services, LLC is incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A12(b), dated May 30, 2001.(*)
	u.	Second Amendment to Rights Agreement, dated May 30, 2001, by and between the Registrant and Computershare Investor Services, LLC, as Rights Agent, is incorporated by reference to Exhibit 1 to the Registrant’s Form 8-A12(b), dated May 30, 2001.(*)
	v.	The Bell Industries, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit 99. of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.(*)
	w.	Second Amendment to Credit Agreement dated as of March 27, 2002 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2001.(*)
	x.	Third Amendment to Credit Agreement dated as of May 12, 2003 between the Registrant and Union Bank of California, N.A.
	y.	Letter Agreement dated as of August 12, 2003 between the Registrant and Union Bank of California, N.A.
21.		Subsidiaries of the Registrant.
23.		Consent of Independent Auditors.
31.	1	Certification of Tracy A. Edwards, Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.	2	Certification of Tracy A. Edwards, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.		Certification of Tracy A. Edwards, Chief Executive Officer and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Incorporated by reference.