Form 10-Q
period 2004-03-31
BELL INDUSTRIES INC /NEW/
filed 2004-05-17
CIK 945489

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES ☐     NO ☒

     As of the close of business on May 10, 2004, there were 8,373,224 outstanding shares of the Registrant’s Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Bell Industries, Inc.
Consolidated Condensed Statement of Operations
(Unaudited, in thousands, except per share data)

	Three months ended
	March 31
	2004	2003
Net revenues
Products	$26,095	$23,568
Services	8,333	8,509

	34,428	32,077

Costs and expenses
Cost of products sold	21,415	19,007
Cost of services provided	6,732	6,972
Selling and administrative	7,010	7,423
Interest, net	(30)	(22)

	35,127	33,380

Loss before income taxes	(699)	(1,303)
Income tax benefit		(391)

Net loss	$(699)	$(912)

Basic and Diluted Share and Per Share Data
Net loss	$(.08)	$(.11)

Weighted average common shares	8,371	8,367

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Balance Sheet
(Dollars in thousands)

	March 31	December 31
	2004	2003
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$7,183	$12,203
Accounts receivable, less allowance for doubtful accounts of $948 and $936	22,854	16,164
Inventories	12,500	11,286
Prepaid expenses and other	846	689

Total current assets	43,383	40,342
Fixed assets, net	3,976	4,206
Other assets	1,991	2,085

	$49,350	$46,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,229	$12,882
Accrued liabilities and payroll	8,634	9,634

Total current liabilities	25,863	22,516

Deferred compensation and other	2,573	2,520

Shareholders’ equity
Preferred stock
Authorized — 1,000,000 shares, outstanding — none
Common stock
Authorized — 35,000,000 shares, outstanding — 8,373,224 and 8,366,724 shares	32,389	32,373
Accumulated deficit	(11,475)	(10,776)

Total shareholders’ equity	20,914	21,597
Commitments and contingencies

	$49,350	$46,633

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Consolidated Condensed Statement of Cash Flows
(Unaudited, in thousands)

	Three months ended
	March 31
	2004	2003
Cash flows from operating activities:
Net loss	$(699)	$(912)
Depreciation and amortization	447	590
Provision for losses on accounts receivable	73	81
Changes in assets and liabilities	(4,717)	(1,999)

Net cash used in operating activities	(4,896)	(2,240)

Cash flows from investing activities:
Purchases of fixed assets and other	(140)	(181)

Cash flows from financing activities:
Employee stock plans	16

Net decrease in cash and cash equivalents	(5,020)	(2,421)
Cash and cash equivalents at beginning of period	12,203	10,079

Cash and cash equivalents at end of period	$7,183	$7,658

Changes in assets and liabilities:
Accounts receivable	$(6,702)	$(6,286)
Inventories	(1,214)	158
Accounts payable	4,347	4,037
Accrued liabilities and other	(1,148)	92

Net change	$(4,717)	$(1,999)

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.
Notes to Consolidated Condensed Financial Statements

Accounting Principles

The accompanying consolidated condensed financial statements for the three months ended March 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2003 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to guidelines of the Securities and Exchange Commission (the “SEC”). Management believes that the disclosure included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but the disclosure contained herein should be read in conjunction with the consolidated condensed financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Shipping and Handling Costs

Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $850,000 during the quarter ended March 31, 2004 and $750,000 during the quarter ended March 31, 2003. These costs are included, net of amounts billed to customers, within selling and administrative expenses in the Consolidated Condensed Statement of Operations. Amounts billed to customers totaled approximately $200,000 during the quarter ended March 31, 2004 and $100,000 during the quarter ended March 31, 2003.

Accrued Liabilities

The Company’s accrued liabilities include approximately $4.6 million and $4.9 million of amounts attributable to disposed businesses at March 31, 2004 and December 31, 2003, respectively. These amounts relate to certain legal, environmental and contractual matters specifically identifiable to these disposed businesses.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants. Stock-based compensation costs determined under the fair value method as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” would have increased net loss by approximately $50,000 (less than $.01 per share) for each of the quarters ended March 31, 2004 and 2003.

Borrowings and Liquidity

Under a credit agreement dated April 1999, as amended, with its primary lender, the Company has a line of credit in the amount of $10.0 million to finance short term cash flow and working capital requirements. The credit agreement expires on May 31, 2004 and provides for interest at either the bank’s reference rate or LIBOR plus 1.75%. The line of credit is subject to an annual commitment fee of .5% on the unused line of credit. Available borrowing capacity is subject to a borrowing base calculation based on a percentage of the Company’s available accounts receivable and inventories. The Company is subject to certain restrictive covenants under the credit agreement including minimum interest coverage, minimum tangible net worth and a maximum leverage ratio. Outstanding borrowings under the credit agreement are secured by the assets of the Company, except those assets that secure borrowings under floor plan arrangements. At March 31, 2004 and December 31, 2003, the Company had no outstanding borrowings under the credit agreement. The Company currently is able to borrow up to $2.5 million of the $10.0 million credit line subject to certain requirements, including maintaining cash and cash equivalents of at least $3.5 million.

The Company believes that sufficient cash resources exist for the foreseeable future to support requirements for its operations and commitments through available cash and cash generated by operations. Management does not currently anticipate the need to borrow under the line of credit and is evaluating its options in regards to renewing or terminating the facility.

The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. At March 31, 2004 and December 31, 2003, the Company had outstanding floor plan obligation of $4.4 million and $4.1 million, respectively, which are classified within accounts payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by, the consolidated condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. This discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements that we make in this Quarterly Report are set forth below, are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and are set forth in other reports or documents that we file from time to time with the SEC. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Results of operations by business segment for the three months ended March 31, 2004 and 2003 were as follows (in thousands):

	Three months ended
	March 31
	2004	2003
Net revenues
Technology Solutions
Products	$12,442	$11,309
Services	8,333	8,509

	20,775	19,818
Recreational Products	11,520	10,640
Electronic Components	2,133	1,619

	$34,428	$32,077

Operating income (loss)
Technology Solutions	$(563)	$(985)
Recreational Products	106	61
Electronic Components	438	305
Corporate costs	(710)	(706)

	(729)	(1,325)
Interest, net	30	22
Income tax benefit		391

Net loss	$(699)	$(912)

Net revenues

Net revenues for the three months ended March 31, 2004 increased 7.3% to $34.4 million from $32.1 million in 2003. Net revenues are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.

Operating income (loss)

Operating loss for the three months ended March 31, 2004 decreased 45.0% to $729,000 from $1.3 million in 2003. Operating results are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.

Corporate costs

Corporate costs for the three months ended March 31, 2004 increased slightly to $710,000 from $706,000 in 2003.

Interest, net

Net interest income for the three months ended March 31, 2004 increased slightly to $30,000 from $22,000 in 2003.

Technology Solutions

Technology Solutions revenues for the three months ended March 31, 2004 increased 4.8% to $20.8 million from $19.8 million in 2003. Product revenues for three months ended March 31, 2004 increased 10.0% to $12.4 million from $11.3 million in 2003, while services revenues decreased 2.1% to $8.3 million from $8.5 million in 2003. The increase in product revenues is attributable to sales to new clients and generally more consistent technology hardware spending at existing clients. Decreased margins were realized on product sales during the first quarter of 2004 as compared to 2003 due to increased competition in the technology hardware environment. The decrease in services revenues is attributable to a significant deployment project in the first quarter of 2003 and the transition to end an outsourcing engagement in the current year first quarter. These decreases in services revenues were offset, in part, by new business acquired since last year’s first quarter. The operating loss for the three months ended March 31, 2004 decreased 42.8% to $563,000 from $985,000 in 2003. The decrease in operating loss is primarily attributable to cost containment efforts and related reductions in administrative expenses. Results continue to include costs associated with business development efforts and investments to integrate new clients.

Recreational Products

Recreational Products revenues for the three months ended March 31, 2004 increased 8.3% to $11.5 million from $10.6 million in 2003, and operating income increased to $106,000 from $61,000. The increase in revenues is attributable to increased product demand, the addition of new sales people and a stronger snow season in the northern Midwest. Operating income improved as a result of increased revenues and gross margin contribution, offset partially by slightly lower margins and increased fuel costs.

Electronic Components

Electronic Components revenues for the three months ended March 31, 2004 increased 31.7% to $2.1 million from $1.6 million in 2003, and operating income increased 43.6% to $438,000 from $305,000. Increased product demand contributed to the higher revenues in 2004. Operating income improved as a result of increased revenues and gross margin contribution, offset slightly by lower margins.

Cost of products sold

As a percentage of product revenues, cost of products sold for the three months ended March 31, 2004 increased to 82.1% from 80.6% in 2003. The increase is primarily attributable to increased competition and related overall lower product margins at the Technology Solutions business unit and slightly reduced margins at both the Recreational Products and Electronic Components business units.

Cost of services provided

As a percentage of services revenues, cost of services provided for the three months ended March 31, 2004 decreased to 80.8% from 81.9% in 2003 at the Technology Solutions business unit. The decrease is primarily attributable to reduced payroll costs incurred to integrate new clients and deliver services during the first quarter of 2004 as compared to 2003, offset partially by a higher contribution margin on the significant deployment project in the first quarter of 2003.

Selling and administrative expenses

As a percentage of sales, selling and administrative expenses for the three months ended March 31, 2004 decreased to 20.4% from 23.1% in 2003. This decrease is primarily attributable to reduced payroll costs, depreciation expense and other operating expenses at the Technology Solutions business unit, offset slightly by higher fuel costs at the Recreational Products business unit.

Income tax

For the three months ended March 31, 2003, the Company recognized an income tax benefit of $391,000. As of March 31, 2004 and December 31, 2003, the Company has recorded a full valuation allowance against net deferred tax asset balances. Accordingly, the Company did not recognize a benefit for income taxes for the three months ended March 31, 2004.

Net income (loss)

The net loss totaled $699,000 for the three months ended March 31, 2004, a decrease of $213,000 from the net loss in the prior year. The decrease in net loss resulted from the improvement in operating results and the income tax effects described above.

Changes in Financial Condition

Liquidity and Capital Resources

Selected financial data is set forth in the following tables (dollars in thousands, except per share amounts):

	March 31	December 31
	2004	2003
Cash and cash equivalents	$7,183	$12,203
Working capital	$17,520	$17,826
Current ratio	1.7:1	1.8:1
Long-term liabilities to total capitalization	11.0%	10.4%
Shareholders’ equity per share	$2.50	$2.58

	Three months ended
	March 31
	2004	2003
Days’ sales in receivables	54	56
Days’ sales in inventories	39	42

Net cash used in operating activities was $4.9 million for the three months ended March 31, 2004 compared with $2.2 million in 2003. The net cash used in operating activities during 2004 reflects increased accounts receivable and inventories, partially offset by increased accounts payable. The increase in accounts receivable was primarily due to increased Recreational Products business unit sales during the first quarter of 2004 as compared to the prior year and the timing of collection of receivables. Additionally, extended sales terms are provided on certain product sales to Recreational Product business unit customers. Extended terms are also provided by vendors on these products and have contributed to the increase in accounts payable. The increase in inventories was primarily due to the timing of purchases at the Recreational Product business unit. The net cash used in operating activities in 2003 reflects increased accounts receivable partially offset by increased accounts payable at the Recreational Products business unit.

Net cash used in investing activities totaled $140,000 for the three months ended March 31, 2004, which was used to purchase fixed assets used in our business, compared to $181,000 in 2003.

Net cash provided by financing activities totaled $16,000 for the three months ended March 31, 2004, which represented the exercise of employee stock options.

The Company believes that sufficient cash resources exist for the foreseeable future to support requirements for its operations and commitments through available cash and cash generated by operations. The Company has a line of credit in the amount of $10.0 million to finance short term cash flow and working capital requirements and currently is able to borrow up to $2.5 million of the $10.0 million credit line, subject to certain requirements, including maintaining minimum cash and cash equivalents on deposit of at least $3.5 million. Management does not currently anticipate the need to borrow under the line of credit and is evaluating its options in regards to renewing or terminating the facility.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

There have been no material changes to the Company's contractual obligations and commercial commitments as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Trends and Uncertainties

The challenging technology market conditions and costs associated with building our technology outsourcing practices have impacted results during the first quarter of 2004 and are expected to continue to impact near term financial performance. The success of our Technology Solution’s business is dependent to a significant extent on the ability to generate services business with new and existing clients. We believe that continued focus on developing new business opportunities and expanding market penetration are key steps towards long term growth. Because of the challenges in selling technology lifecycle and outsourced services to new clients in the current difficult technology environment, there can be no assurance that such efforts will be successful. The success of these efforts is critical in returning the Company to profitability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no investments in market risk-sensitive investments for either trading purposes or purposes other than trading purposes.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1 through 5.

     Not applicable

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

31.1	Certification of Tracy A. Edwards, Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Tracy A. Edwards, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification of Tracy A. Edwards, Chief Executive Officer and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

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

BELL INDUSTRIES, INC.

DATE: May 14, 2004	By	/s/ Tracy A. Edwards

Tracy A. Edwards, President and Chief Executive Officer