Form 10-Q
period 2004-06-30
BELL INDUSTRIES INC /NEW/
filed 2004-08-16
CIK 945489

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number 1-11471

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

YES [  ]     NO [X]

As of the close of business on August 10, 2004, there were 8,377,724 outstanding shares of the Registrant’s Common Stock.

Part I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Bell Industries, Inc.

Consolidated Condensed Statement of Operations
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
Net revenues
Products	$36,250	$30,398	$62,345	$53,966
Services	7,568	8,977	15,901	17,486

	43,818	39,375	78,246	71,452

Costs and expenses
Cost of products sold	29,973	24,721	51,388	43,728
Cost of services provided	6,000	6,998	12,732	13,970
Selling and administrative	7,012	7,366	14,022	14,789
Interest, net	(38)	(44)	(68)	(66)

	42,947	39,041	78,074	72,421

Income (loss) before income taxes	871	334	172	(969)
Income tax provision (benefit)	44	114	44	(277)

Net income (loss)	$827	$220	$128	$(692)

Share and Per Share Data
BASIC
Net income (loss)	$.10	$.03	$.02	$(.08)

Weighted average common shares	8,375	8,367	8,373	8,367

DILUTED
Net income (loss)	$.10	$.03	$.02	$(.08)

Weighted average common shares	8,475	8,367	8,467	8,367

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.

Consolidated Condensed Balance Sheet
(Dollars in thousands)

	June 30	December 31
	2004	2003
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$7,980	$12,203
Accounts receivable, less allowance for doubtful accounts of $711 and $936	23,782	16,164
Inventories	11,401	11,286
Prepaid expenses and other	818	689

Total current assets	43,981	40,342
Fixed assets, net	3,688	4,206
Other assets	1,933	2,085

	$49,602	$46,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,307	$12,882
Accrued liabilities and payroll	8,962	9,634

Total current liabilities	25,269	22,516

Deferred compensation and other	2,581	2,520

Shareholders’ equity:
Preferred stock
Authorized — 1,000,000 shares
Outstanding — none
Common stock
Authorized — 35,000,000 shares
Outstanding — 8,377,724 and 8,366,724 shares	32,400	32,373
Accumulated deficit	(10,648)	(10,776)

Total shareholders’ equity	21,752	21,597
Commitments and contingencies

	$49,602	$46,633

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.

Consolidated Condensed Statement of Cash Flows
(Unaudited, in thousands)

	Six months ended
	June 30
	2004	2003
Cash flows from operating activities:
Net income (loss)	$128	$(692)
Depreciation and amortization	902	1,109
Provision for losses on accounts receivable	72	165
Changes in assets and liabilities	(5,172)	(389)

Net cash provided by (used in) operating activities	(4,070)	193

Cash flows from investing activities:
Purchases of fixed assets and other	(180)	(422)

Cash flows from financing activities:
Employee stock plans	27	—

Net decrease in cash and cash equivalents	(4,223)	(229)
Cash and cash equivalents at beginning of period	12,203	10,079

Cash and cash equivalents at end of period	$7,980	$9,850

Changes in assets and liabilities:
Accounts receivable	$(7,393)	$(7,741)
Income tax receivable	—	2,400
Inventories	(115)	1,634
Accounts payable	3,425	2,583
Accrued liabilities and other	(1,089)	735

Net change	$(5,172)	$(389)

See Accompanying Notes to Consolidated Condensed Financial Statements.

Bell Industries, Inc.

Notes to Consolidated Condensed Financial Statements

Accounting Principles

The accompanying consolidated condensed financial statements for the three and six month periods ended June 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2003 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

Shipping and Handling Costs

Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $1.0 million and $1.9 million during the three and six month periods ended June 30, 2004, respectively, and $950,000 and $1.7 million during the three and six month periods ended June 30, 2003, respectively. These costs are included, net of amounts billed to customers, within selling and administrative expenses in the Consolidated Condensed Statement of Operations. Amounts billed to customers totaled approximately $150,000 during each of the three month periods ended June 30, 2004 and 2003, and $350,000 and $250,000 during the six month periods ended June 30, 2004 and 2003, respectively.

Accrued Liabilities

The Company’s accrued liabilities include approximately $4.5 million and $4.9 million of amounts attributable to disposed businesses at June 30, 2004 and December 31, 2003, respectively. These amounts relate to certain legal, environmental and contractual matters specifically identifiable to these disposed businesses.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants. Stock-based compensation costs determined under the fair value method as prescribed by Standard of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” would have decreased net income by approximately $50,000 (less than $.01 per share) for each of the three-month periods ended June 30, 2004 and 2003, decreased net income by approximately $100,000 ($.01 per share) for the six months ended June 30, 2004, and increased net loss by approximately $100,000 ($.01 per share) for the six months ended June 30, 2003.

The weighted average number of common shares outstanding for each of the three and six month periods ended June 30, 2004 and 2003 is set forth in the following table (in thousands):

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
Basic weighted average shares outstanding	8,375	8,367	8,373	8,367
Dilutive stock options	100	—	94	—

Diluted weighted average shares outstanding	8,475	8,367	8,467	8,367

Borrowings and Liquidity

The Company believes that it has sufficient cash resources for the foreseeable future to support requirements for its operations and commitments through available cash and cash generated by operations, however, management is currently evaluating the Company’s options in regard to renewing its credit facility or obtaining other financing, as additional cash resources may be needed to support future growth.

The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. At June 30, 2004 and December 31, 2003, the Company had outstanding floor plan obligations of $4.7 million and $4.1 million, respectively, which are classified within accounts payable.

Business Segment Information

The Company has three reportable business segments: Technology Solutions, a provider of integrated technology solutions; Recreational Products, a distributor of replacement parts and accessories for recreational and other leisure-time vehicles; and Electronic Components, a specialty manufacturer and distributor of standard and custom magnetic products.

The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
Net revenues
Technology Solutions
Products	$19,459	$14,652	$31,901	$25,961
Services	7,568	8,977	15,901	17,486

	27,027	23,629	47,802	43,447
Recreational Products	14,651	13,995	26,171	24,635
Electronic Components	2,140	1,751	4,273	3,370

	$43,818	$39,375	$78,246	$71,452

Operating income (loss)
Technology Solutions	$75	$(235)	$(488)	$(1,220)
Recreational Products	1,002	941	1,108	1,002
Electronic Components	464	315	902	620
Corporate costs	(708)	(731)	(1,418)	(1,437)

	833	290	104	(1,035)
Interest, net	38	44	68	66
Income tax benefit (expense)	(44)	(114)	(44)	277

Net income (loss)	$827	$220	$128	$(692)

Litigation

Williams Electronic Games litigation: In May 1997, Williams Electronics Games, Inc. (“Williams”) filed a complaint in the United States District Court for the Northern District of Illinois (“US District Court”) against a former Williams employee and several other defendants alleging common law fraud and several other infractions related to Williams’ purchase of electronic components at purportedly inflated prices from various electronics distributors under purported kickback arrangements during the period from 1991 to 1996. In May 1998, Williams filed an amended complaint adding several new defendants, including Milgray Electronics, Inc., a publicly traded New York corporation (“Milgray”), which was acquired by Bell in a stock purchase completed in January 1997. The complaint sought an accounting and restitution representing alleged damages as a result of the infractions. Bell has not been named in any complaint and was not a party to the alleged infractions. Milgray has vigorously defended the case on several grounds and continues to assert that it did not defraud Williams, and that Williams suffered no damages as electronic components were purchased by Williams at prevailing market prices.

The case proceeded to trial, which commenced and ended in March 2002, with a jury verdict resulting in Milgray having no liability to Williams. In July 2002, Williams appealed the jury verdict and, in April 2004, the United States Court of Appeals for the 7th Circuit (“US Appellate Court”) rendered its decision. The US Appellate Court concluded that jury instructions issued by the US District Court were in error and the case was ordered for retrial of Williams’ fraud and restitution claims. The case has been remanded to the US District Court and a new judge has been assigned. No trial date has been set. While the Company cannot predict the outcome of this litigation, a final judgment favorable to Williams could have a material adverse effect on the Company’s results of operations, cash flows, or financial position. Management intends to continue a vigorous defense.

The defense and any indemnification of the Company in the Williams litigation may be covered by insurance. The Company has obtained a summary judgment against an insurer of Milgray in an Illinois state court action entitled American Motorists Insurance Company v. Milgray Electronics, Inc. The insurance company has appealed and the matter is currently pending in the First Judicial District of the Appellate Court of Illinois. The Company cannot predict the outcome of this litigation.

Other litigation: The Company is involved in other litigation, which is incidental to its current and discontinued businesses. The resolution of this litigation is not expected to have a material adverse effect on the Company’s results of operations, cash flows, or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by, the consolidated condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, within the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and within other filings with the SEC. This discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements that we make in this Quarterly Report are set forth below, are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and are set forth in other reports or documents that we file from time to time with the SEC. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Results of Operations

Note to Consolidated Condensed Financial Statements under the heading titled “Business Segment Information”, includes a tabular summary of results of operations by business segment for the three and six months ended June 30, 2004 and 2003.

Net revenues

Net revenues for the three months ended June 30, 2004 increased 11.3% to $43.8 million from $39.4 million in 2003. For the six months ended June 30, 2004, net revenues increased 9.5% to $78.2 million from $71.5 million in 2003. Net revenues are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.

Operating income

Operating income for the three months ended June 30, 2004 increased 187.2% to $833,000 from $290,000 in 2003. For the six months ended June 30, 2004, operating income totaled $104,000 compared to a loss of $1.0 million in 2003. Operating results are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.

Corporate costs

Corporate costs for the three months ended June 30, 2004 decreased 3.1% to $708,000 from $731,000 in 2003. Corporate costs totaled $1.4 million during each of the six-month periods ended June 30, 2004 and 2003.

Interest, net

Net interest income for the three months ended June 30, 2004 decreased slightly to $38,000 from $44,000 in 2003. For the six months ended June 30, 2004, net interest income increased slightly to $68,000 from $66,000 in 2003.

Technology Solutions

Technology Solutions revenues for the three months ended June 30, 2004 increased 14.4% to $27.0 million from $23.6 million in 2003. For the six months ended June 30, 2004, Technology Solutions revenues increased 10.0% to $47.8 million from $43.4 million in 2003. Product revenues for three months ended June 30, 2004 increased 32.8% to $19.5 million from $14.7 million in 2003. For the six months ended June 30, 2004, product revenues increased 22.9% to $31.9 million from $26.0 million in 2003. The increase in product revenues is attributable to a large product sourcing engagement for a major account and sales to new clients, particularly in the education sector. Decreased margins were realized on product sales during the three and six month periods ended June 30, 2004 as compared to the 2003 periods due to increased competition in the technology hardware environment and lower margins on the large product sourcing engagement during the quarter ended June 30, 2004. Services revenues for the three months ended June 30, 2004 decreased 15.7% to $7.6 million from $9.0 million in 2003.

For the six months ended June 30, 2004, services revenues decreased 9.1% to $15.9 million from $17.5 million in 2003. The decrease in services revenues is attributable to the ending of an outsourcing engagement during the first quarter of 2004 and a significant deployment project during the first half of 2003. These decreases in services revenues were offset, in part, by sales to new clients. Operating income for the three months ended June 30, 2004 totaled $75,000 compared to a loss of $235,000 in 2003. For the six months ended June 30, 2004, operating loss decreased 60.0% to $488,000 from $1.2 million in 2003. The improvement in operating results is primarily attributable to cost containment efforts and related reductions in administrative expenses. Results continue to include costs associated with continued business development efforts and investments to integrate new clients.

Recreational Products

Recreational Products revenues for the three months ended June 30, 2004 increased 4.7% to $14.7 million from $14.0 million in 2003, and operating income increased 6.5% to $1.0 million from $941,000 in 2003. For the six months ended June 30, 2004, Recreational Products revenues increased 6.2% to $26.2 million from $24.6 million in 2003, and operating income increased 10.6% to $1.1 million from $1.0 million in 2003. The increase in revenues is attributable to increased sales of recreational vehicle and marine products during the second quarter of 2004 and a stronger snow season during the first quarter of 2004, in relation to the comparable periods in 2003. Despite higher delivery costs associated with rising fuel prices and an expanded sales team, operating margins as a percentage of revenues remained relatively stable over the 2004 and 2003 periods.

Electronic Components

Electronic Components revenues for the three months ended June 30, 2004 increased 22.2% to $2.1 million from $1.8 million in 2003, and operating income increased 47.3% to $464,000 from $315,000 in 2003. For the six months ended June 30, 2004, Electronic Components revenues increased 26.8% to $4.3 million from $3.4 million, and operating income increased 45.5% to $902,000 from $620,000 in 2003. Increased product demand contributed to the revenue growth in 2004. The increased revenues and gross margin contribution, offset slightly by lower margins, contributed to the improvement in operating income.

Cost of products sold

As a percentage of product revenues, cost of products sold for the three months ended June 30, 2004 increased to 82.7% from 81.3% in 2003. For the six months ended June 30, 2004, this percentage increased to 82.4% from 81.0% in 2003. These increases are primarily attributable to increased competition and lower margins on the large product sourcing engagement at the Technology Solutions business unit, as described above.

Cost of services provided

As a percentage of services revenues, cost of services provided for the three months ended June 30, 2004 increased to 79.3% from 78.0% in 2003. For the six months ended June 30, 2004 this percentage increased slightly to 80.1% from 79.9% in 2003. These increases are primarily attributable to the higher contribution percentage on the significant deployment during the first part of 2003 offset partially by reduced payroll costs incurred to integrate new clients and deliver services in 2004 as compared to 2003.

Selling and administrative expenses

As a percentage of sales, selling and administrative expenses for the three months ended June 30, 2004 decreased to 16.0% from 18.7% in 2003. For the six months ended June 30, 2004, this percentage decreased to 17.9% from 20.7%. These decreases are primarily attributable to reduced payroll costs, depreciation expense and other operating expenses at the Technology Solutions business unit, offset slightly by higher fuel costs at the Recreational Products business unit.

Income tax

For the three and six months ended June 30, 2004, the Company recorded a $44,000 provision for income taxes. This amount is primarily related to state taxes. As of June 30, 2004, the Company continues to record a full valuation allowance against net deferred tax asset balances. For the three months ended June 30, 2003, the Company recorded a $114,000 income tax provision. For the six months ended June 30, 2003, the Company recorded an income tax benefit of $277,000.

Net income (loss)

Net income for the three months ended June 30, 2004 totaled $827,000, an increase of 275.9% from the corresponding prior year quarter. For the six months ended June 30, 2004, net income totaled $128,000 compared to a net loss of $692,000 in the corresponding prior year period. The changes in net income (loss) resulted from the factors described above.

Changes in Financial Condition

Liquidity and Capital Resources

Selected financial data is set forth in the following tables (dollars in thousands, except per share amounts):

	June 30	December 31
	2004	2003
Cash and cash equivalents	$7,980	$12,203
Working capital	$18,712	$17,826
Current ratio	1.7:1	1.8:1
Long-term liabilities to total capitalization	10.6%	10.4%
Shareholders’ equity per share	$2.60	$2.58

	Three months ended
	June 30
	2004	2003
Days’ sales in receivables	47	53
Days’ sales in inventories	29	32

Net cash used in operating activities was $4.1 million for the six months ended June 30, 2004, compared to net cash provided by operating activities of $193,000 for the comparable prior year period. The cash used in operating activities during 2004 reflects increased accounts receivables, partially offset by increased accounts payable. The increase in accounts receivables is primarily attributable to higher sales during June 2004, which included sales for a large product sourcing engagement for a Technology Solutions business unit client, as compared to December 2003. Accounts payable has also increased due to product purchases for this product sourcing engagement and the timing of payments. Cash provided by operating activities in 2003 reflects the receipt of a federal tax refund, a reduction in inventories and an increase in accounts payable, offset by an increase in accounts receivable. The increase in accounts receivable is primarily attributable to higher sales during the quarter ended June 30, 2003 as compared to the quarter ended December 31, 2002.

Net cash used in investing activities totaled $180,000 for the six months ended June 30, 2004 compared to $422,000 in 2003. The amounts in both years include expenditures for fixed assets used in our businesses.

Net cash provided by financing activities totaled $27,000 for the six months ended June 30, 2004, which represents the exercise of employee stock options.

The Company believes that it has sufficient cash resources for the foreseeable future to support requirements for its operations and commitments through available cash and cash generated by operations, however, management is currently evaluating the Company’s options in regard to renewing its credit facility or obtaining other financing, as additional cash resources may be needed to support future growth.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

There have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Trends and Uncertainties

The challenging technology market conditions and costs associated with building our technology outsourcing practices have continued to impact operating results. The success of our Technology Solutions business is dependent to a significant extent on the ability to generate services business with new and existing clients. We believe that our services offerings are currently well positioned as organizations begin to move toward addressing their technology infrastructure needs in what appears to be an improving economy. We believe that continued focus on developing new business opportunities and expanding market penetration are key steps towards long term growth. Yet, because of the challenges in selling technology lifecycle and outsourced services in what is still a difficult environment, there can be no assurance that such efforts will be successful. The success of these efforts is critical to the profitability of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no investments in market risk-sensitive investments for either trading purposes or purposes other than trading purposes.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Note to Consolidated Condensed Financial Statements under the heading titled “Litigation”, included in Part I of this report, is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 26, 2004 to vote on the election of six directors to hold office until the next Annual Meeting of Shareholders. All of management’s nominees for director as listed in the proxy statement were elected with the following vote:

	Votes	Votes	Votes
Directors	for	against	withheld
John J. Cost	7,221,979	-0-	488,250
Tracy A. Edwards	7,244,431	-0-	465,798
Charles B. Graves	7,641,004	-0-	69,225
L. James Lawson	7,536,315	-0-	173,914
Michael R. Parks	7,649,744	-0-	60,485
Mark E. Schwarz	7,573,415	-0-	136,814

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certification of Tracy A. Edwards, Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Tracy A. Edwards, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Tracy A. Edwards, Chief Executive Officer and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On May 6, 2004, the Company filed a Current Report on Form 8-K, related to its issuance of press release describing selected financial results of the Company for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL INDUSTRIES, INC.

DATE: August 13, 2004	By	/s/ Tracy A. Edwards

Tracy A. Edwards,
President and Chief Executive Officer