Form 10-Q
period 2004-09-30
BELL INDUSTRIES INC /NEW/
filed 2004-11-15
CIK 945489

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2004
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

YES ☐ NO ☒

As of November 10, 2004, there were 8,437,724 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BELL INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Net revenues
Products	$32,300	$30,625	$94,645	$84,591
Services	7,190	8,953	23,091	26,439

	39,490	39,578	117,736	111,030

Costs and expenses
Cost of products sold	26,445	25,278	77,833	69,006
Cost of services provided	5,687	7,258	18,419	21,228
Selling and administrative	6,980	7,334	21,002	22,123
Interest, net	(39)	(59)	(107)	(125)
Special item	700	—	700	—

	39,773	39,811	117,847	112,232

Loss before income taxes	(283)	(233)	(111)	(1,202)
Income tax provision	31	277	75	—

Net loss	$(314)	$(510)	$(186)	$(1,202)

Basic and Diluted Share and Per Share Data
Net loss	$(.04)	$(.06)	$(.02)	$(.14)

Weighted average common shares	8,378	8,367	8,375	8,367

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEET
(Dollars in thousands)

	September 30	December 31
	2004	2003
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$11,094	$12,203
Accounts receivable, less allowance for doubtful accounts of $764 and $936	14,777	16,164
Inventories	10,555	11,286
Prepaid expenses and other	917	689

Total current assets	37,343	40,342
Fixed assets, net	3,463	4,206
Other assets	2,236	2,085

	$43,042	$46,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,573	$12,882
Accrued liabilities and payroll	9,483	9,634

Total current liabilities	19,056	22,516

Deferred compensation and other	2,548	2,520

Shareholders’ equity:
Preferred stock
Authorized — 1,000,000 shares
Outstanding — none
Common stock
Authorized — 35,000,000 shares
Outstanding — 8,377,724 and 8,366,724 shares	32,400	32,373
Accumulated deficit	(10,962)	(10,776)

Total shareholders’ equity	21,438	21,597

Commitments and contingencies
	$43,042	$46,633

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30
	2004	2003
Cash flows from operating activities:
Net loss	$(186)	$(1,202)
Depreciation and amortization	1,308	1,598
Provision for losses on accounts receivable	115	252
Changes in assets and liabilities	(2,011)	2,547

Net cash provided by (used in) operating activities	(774)	3,195

Cash flows from investing activities:
Purchases of fixed assets and other	(362)	(585)

Cash flows from financing activities:
Employee stock plans	27	—

Net increase (decrease) in cash and cash equivalents	(1,109)	2,610
Cash and cash equivalents at beginning of period	12,203	10,079

Cash and cash equivalents at end of period	$11,094	$12,689

Changes in assets and liabilities:
Accounts receivable	$1,559	$(1,641)
Income tax receivable	—	2,400
Inventories	731	2,900
Accounts payable	(3,309)	(1,696)
Accrued liabilities and other	(992)	584

Net change	$(2,011)	$2,547

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Accounting Principles

The accompanying consolidated condensed financial statements for the three and nine month periods ended September 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2003 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

Special Item

During the quarter ended September 30, 2004, the Company recorded a special pre-tax charge totaling $700,000 in connection with an employment agreement for a former executive. Substantially all costs related to this charge were paid in October 2004.

Shipping and Handling Costs

Shipping and handling costs, consisting primarily of freight paid to carriers, company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $1.1 million and $3.0 million during the three and nine month periods ended September 30, 2004, respectively, and $1.0 million and $2.7 million during the three and nine month periods ended September 30, 2003, respectively. These costs are included, net of amounts billed to customers, within selling and administrative expenses in the Consolidated Condensed Statement of Operations. Amounts billed to customers totaled approximately $250,000 and $150,000 during the three month periods ended September 30, 2004 and 2003 respectively, and $600,000 and $400,000 during the nine month periods ended September 30, 2004 and 2003, respectively.

Floor Plan Arrangements

The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. At September 30, 2004 and December 31, 2003, the Company had outstanding floor plan obligations of $2.6 million and $4.1 million, respectively, which are classified within accounts payable.

Accrued Liabilities

The Company’s accrued liabilities include approximately $4.3 million and $4.9 million of amounts attributable to disposed businesses at September 30, 2004 and December 31, 2003, respectively. These amounts relate to certain legal, environmental and contractual matters specifically identifiable to these disposed businesses.

Stock-Based Compensation

The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants. Stock-based compensation costs determined under the fair value method as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” would have increased net loss by approximately $40,000 (less than $.01 per share) for each of the three month periods ended September 30, 2004 and 2003, respectively, and increased net loss by approximately $110,000 ($.01 per share) and $140,000 ($.02 per share) for the nine month periods ended September 30, 2004 and 2003, respectively.

The weighted average number of common shares outstanding for each of the three and nine month periods ended September 30, 2004 and 2003 is set forth in the following table (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Basic weighted average shares outstanding	8,378	8,367	8,375	8,367
Potentially dilutive stock options	82	8	90	2
Anti-dilutive stock options due to net loss in period	(82)	(8)	(90)	(2)

Diluted weighted average shares outstanding	8,378	8,367	8,375	8,367

Business Segment Information

The Company has three reportable business segments: Technology Solutions, a provider of integrated technology solutions; Recreational Products, a distributor of replacement parts and accessories for recreational and other leisure-time vehicles; and Electronic Components, a specialty manufacturer and distributor of standard and custom magnetic products.

The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Net revenues
Technology Solutions
Products	$18,629	$16,970	$50,530	$42,931
Services	7,190	8,953	23,091	26,439

	25,819	25,923	73,621	69,370
Recreational Products	11,878	12,200	38,049	36,835
Electronic Components	1,793	1,455	6,066	4,825

	$39,490	$39,578	$117,736	$111,030

Operating income (loss)
Technology Solutions	$177	$(49)	$(311)	$(1,269)
Recreational Products	432	427	1,540	1,429
Electronic Components	335	115	1,237	735
Corporate costs	(566)	(785)	(1,984)	(2,222)
Special item	(700)	—	(700)	—

	(322)	(292)	(218)	(1,327)
Interest, net	39	59	107	125
Income tax expense	(31)	(277)	(75)	—

Net loss	$(314)	$(510)	$(186)	$(1,202)

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

Results of operations

Note to Consolidated Condensed Financial Statements under the heading titled “Business Segment Information”, includes a tabular summary of results of operations by business segment for the three and nine months ended September 30, 2004 and 2003.

Net revenues

Net revenues for the three months ended September 30, 2004 decreased slightly to $39.5 million from $39.6 million in 2003. For the nine months ended September 30, 2004, net revenues increased 6.0% to $117.7 million from $111.0 million in 2003. Net revenues are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.

Operating income (loss)

Operating loss for the three months ended September 30, 2004 increased 10.3% to $322,000, including a special pre-tax charge totaling $700,000, from $292,000 in 2003. For the nine months ended September 30, 2004, operating loss decreased 83.6% to $218,000, including the $700,000 charge, from $1.3 million in 2003. Operating results are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.

Corporate costs

Corporate costs for the three months ended September 30, 2004 decreased 27.9% to $566,000 from $785,000 in 2003. For the nine months ended September 30, 2004, corporate costs decreased 10.7% to $2.0 million from $2.2 million in 2003. These decreases are attributable to approximately $90,000 collected during the three months ended September 30, 2004 on a fully reserved note receivable related to a previously sold business and other reductions in net corporate expenses.

Special item

During the quarter ended September 30, 2004, the Company recorded a special pre-tax charge totaling $700,000 in connection with an employment agreement for a former executive.

Interest, net

Net interest income for the three months ended September 30, 2004 decreased to $39,000 from $59,000 in 2003. For the nine months ended September 30, 2004, net interest income decreased to $107,000 from $125,000 in 2003. These decreases are primarily attributable to lower average cash balances during the three months ended September 30, 2004 as compared to the corresponding period in 2003.

Technology Solutions

Technology Solutions revenues for the three months ended September 30, 2004 decreased slightly to $25.8 million from $25.9 million in 2003. For the nine months ended September 30, 2004, Technology Solutions revenues increased 6.1% to $73.6 million from $69.4 million in 2003. Product revenues for three months ended September 30, 2004 increased 9.8% to $18.6 million from $17.0 million in 2003. For the nine months ended September 30, 2004, product revenues increased 17.7% to $50.5 million from $42.9 million in 2003. The increase in product revenues is attributable to a large product sourcing engagement for a major account during the second and third quarters of 2004 and sales to new clients, particularly in the education sector. Decreased margins were realized on product sales during the three and nine-month periods ended September 30, 2004 as compared to the 2003 periods due to increased competition in the technology hardware environment and lower overall margins on the large product sourcing engagement. Services revenues for the three months ended September 30, 2004 decreased 19.7% to $7.2 million from $9.0 million in 2003. For the nine months ended September 30, 2004, services revenues decreased 12.7% to $23.1 million from $26.4 million in 2003. The decrease in services revenues is attributable to the ending of an outsourcing engagement in 2004 and a significant deployment project during the first part of 2003. These decreases in services revenues were offset, in part, by sales to new clients. Operating income for the three months ended September 30, 2004 totaled $177,000 compared to a loss of $49,000 in 2003. For the nine months ended September 30, 2004, operating loss decreased 75.5% to $311,000 from $1.3 million in 2003. The improvement in operating results is primarily attributable to cost containment efforts and related reductions in administrative expenses. Results include costs associated with continued business development efforts and investments to integrate new clients.

Recreational Products

Recreational Products revenues for the three months ended September 30, 2004 decreased 2.6% to $11.9 million from $12.2 million in 2003, while operating income increased slightly to $432,000 from $427,000. For the nine months ended September 30, 2004, Recreational Products revenues increased 3.3% to $38.0 million from $36.8 million, and operating income increased 7.8% to $1.5 million in 2004 from $1.4 million in the prior year period. The increase in revenues and operating income for the nine months ended September 30, 2004 is attributable to increased sales of recreational vehicle, marine and snow products during the first half of 2004 as compared to 2003. An increase in product margins during the three months ended September 30, 2004 was offset by continued high fuel costs during this period.

Electronic Components

Electronics Components revenues for the three months ended September 30, 2004 increased 23.2% to $1.8 million from $1.5 million in 2003, and operating income increased 191.3% to $335,000 from $115,000. For the nine months ended September 30, 2004, Electronics Components revenues increased 25.7% to $6.1 million from $4.8 million, and operating income increased 68.3% to $1.2 million from $735,000. Increased product demand and new product development contributed to the revenue growth in 2004. The increased revenues and higher margins due to changes in product mix during the three months ended September 30, 2004 contributed to the improvement in operating income.

Cost of products sold

As a percentage of product revenues, cost of products sold for the three months ended September 30, 2004 decreased to 81.9% from 82.5% in 2003. For the nine months ended September 30, 2003, this percentage increased to 82.2% from 81.6%. The decrease for the three months ended September 30, 2004 is primarily attributable to higher margins at the Recreational Products and Electronic Component business units offset by the increased competition and lower margins on the large product sourcing engagement at the Technology Solutions business unit. The increased competition and the large product sourcing engagement contributed to overall increase in this percentage for the nine months ended September 30, 2004.

Cost of services provided

As a percentage of services revenues, cost of services provided for the three months ended September 30, 2004 decreased to 79.1% from 81.1% in 2003. For the nine months ended September 30, 2004, this percentage decreased to 79.8% from 80.3% in 2003. These decreases are primarily attributable to reduced payroll costs incurred to integrate new clients and deliver services in 2004 as compared to 2003.

Selling and administrative expenses

As a percentage of revenues, selling and administrative expenses for the three months ended September 30, 2004 decreased to 17.7% from 18.5% in 2003. For the nine months ended September 30, 2004, this percentage decreased to 17.8% from 19.9%. These decreases are primarily attributable to reduced payroll costs, depreciation expense and other operating expenses at the Technology Solutions business unit, offset slightly by higher fuel costs at the Recreational Products business unit.

Income tax

For the three and nine-month periods ended September 30, 2004, the Company recorded provisions for income taxes totaling $31,000 and $75,000, respectively. These amounts are primarily related to state taxes. As of September 30, 2004, the Company continues to record a full valuation allowance against net deferred tax asset balances. The Company recognized a $277,000 income tax provision for the three months ended September 30, 2003. This provision represented the reversal of previously recorded income tax benefits during the first six months of 2003 and resulted in no estimated tax benefit being recognized on the $1.2 million pre-tax loss during the nine months ended September 30, 2003.

Net loss

Net loss for the three months ended September 30, 2004 totaled $314,000, including the $700,000 special charge described above, a decrease of $196,000 from the corresponding prior year period. For the nine months ended September 30, 2004, the net loss totaled $186,000, including the $700,000 special charge, a decrease of $1.0 million from the net loss in the corresponding prior year period. These changes in net loss resulted from the factors described above.

Changes in Financial Condition

Liquidity and Capital Resources

Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

	September 30	December 31
	2004	2003
Cash and cash equivalents	$11,094	$12,203
Working capital	$18,287	$17,826
Current ratio	2.0:1	1.8:1
Long-term liabilities to total capitalization	10.6%	10.4%
Shareholders’ equity per share	$2.56	$2.58

	Three months ended
	September 30
	2004	2003
Days’ sales in receivables	43	43
Days’ sales in inventories	29	27

Net cash used in operating activities was $774,000 for the nine months ended September 30, 2004, compared to net cash provided by operating activities of $3.2 million for the comparable prior year period. The cash used in operating activities during 2004 reflects decreased accounts payable, partially offset by decreased accounts receivable. The changes in accounts payable and accounts receivable relate primarily to the timing of payments and receipts. The cash flow from operating activities in 2003 reflects the receipt of a federal tax refund and a reduction in inventories, partially offset by an increase in accounts receivable and a decrease in account payable.

Net cash used in investing activities totaled $362,000 for the nine months ended September 30, 2004, compared to $585,000 in 2003. The amounts in both years include expenditures for fixed assets used in our businesses.

Net cash provided by financing activities totaled $27,000 for the nine months ended September 30, 2004, which represents the exercise of employee stock options.

The Company believes that it has sufficient cash resources for the foreseeable future to support requirements for its operations and commitments through available cash and cash generated by operations, however, management is currently evaluating its options in regard to obtaining financing, as additional cash resources may be needed to support future growth.

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

Item 4. Controls and Procedures

Our management, with the participation of our acting chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, the Company’s acting chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Note to Consolidated Condensed Financial Statements under the heading titled “Litigation”, included in Part I of this report, is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

(d)	None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

10.z.	Severance Agreement between the Registrant and Russell A. Doll, dated December 1, 2003.
31.1	Certification of Russell A. Doll, Acting Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Russell A. Doll, Acting Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL INDUSTRIES, INC.

/s/ Russell A. Doll

Russell A. Doll
Acting President and Chief Executive Officer
(authorized officer of registrant)

Dated: November 15, 2004

/s/ Mitchell I. Rosen

Mitchell I. Rosen
Vice President and Chief Financial Officer
(principal accounting officer)

Dated: November 15, 2004