Form 10-K
period 2004-12-31
BELL INDUSTRIES INC /NEW/
filed 2005-03-31
CIK 945489

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2004
Commission file number 1-11471

California (State or other jurisdiction of incorporation or organization)	95-2039211 (I.R.S. Employer Identification No.)

1960 E. Grand Ave Suite 560 El Segundo, California (Address of principal executive offices)	90245 (Zip Code)
Registrant’s telephone number, including area code:
(310) 563-2355

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock	American Stock Exchange Pacific Stock Exchange
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
Yes ☐          No ☑
      As of June 30, 2004 the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $23,558,655.
      As of March 15, 2005 the number of shares outstanding of the Registrant’s class of common stock was: 8,460,224.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III of this Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 24, 2005.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
      This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this Annual Report, including the sections under the title “Factors That May Affect Future Results of Operations,” and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission (the “SEC”), and include, but are not limited to:

•	reduced technology product sales as major suppliers increasingly sell directly to end-users;

•	decreased sales and margins due to price competition;

•	increase in outsourced services to foreign countries;

•	ineffectiveness of our business development efforts and inability to obtain new client engagements;

•	delays and unexpected costs associated with new client engagements;

•	non renewal or termination of existing client engagements;

•	continued transition of electronics manufacturing to Asia;

•	failure to attract and retain key employees;

•	the impact of adverse weather conditions on our Recreational Products business unit;

•	costs associated with litigation and environmental matters from disposed businesses; and

•	general business conditions and economic uncertainty.
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
      As used herein, “we,” “us,” “our,” “Bell,” and the “Company” refer to Bell Industries, Inc.

PART I
Item 1.     Business
      Bell Industries, Inc.’s operations include technology product sales and managed technology lifecycle services; sales of aftermarket products for recreational vehicles, motorcycles and ATVs, snowmobiles and powerboats; and manufacturing and sales of specialty electronic components. Bell employed approximately 750 people at December 31, 2004.
Technology Solutions
      The Tech.logix Group (“BTL” or “Technology Solutions”), (2004 net revenues of $90.3 million) is a provider of integrated technology solutions for organizations in the Midwestern and Eastern United States. BTL is headquartered in Indianapolis, Indiana, and has offices and service facilities in the Midwest and Atlantic regions. BTL offers a comprehensive portfolio of technology products and managed lifecycle services, including planning, product sourcing, deployment and disposal, and support services.
      BTL’s planning services provide a comprehensive approach for achieving, sustaining and maximizing business success. BTL utilizes a project management process that is driven by an understanding of the client’s need, disciplined use of facts, data, and statistical analysis, and attention to managing, improving and implementing business processes. Planning services are typically provided as part of a more comprehensive delivery of a technology solution.
      BTL’s product sourcing services include the use of TechlogixSource, a branded web procurement system that provides state-of-the-art, integrated electronic sourcing for technology products. Product sales at BTL include desktop and laptop computers, access devices, servers, storage equipment, printers, network products, memory, monitors, consumables, and software. BTL sells technology products from several hundred manufacturers, including, Hewlett-Packard, IBM, Panasonic, Apple, Lexmark, Sun Microsystems, Cisco, Veritas, Microsoft, Symantec, and Adobe Systems. BTL purchases technology products for resale both directly from manufacturers and through distributors, all of which are considered to be BTL’s vendors. BTL’s primary distributor supplier is Ingram Micro Inc. Revenue from product sales is recognized when title and risk of loss are passed to the customer, which is considered to be at the time of shipment. An order or a signed agreement is required for each transaction.
      BTL’s deployment and disposal services include logistics support, software installation, system configuration, and disposal at the end of the technology lifecycle. Revenues for deployment and disposal services are recognized upon the completion of BTL’s contractual obligation, which is typically after the service has been rendered.
      BTL’s support services include help desk support, desk side support, technical maintenance services, and depot services. These services are delivered both on-site at client locations and from BTL’s leased facilities. BTL’s support services are typically rendered separate from product sales. Revenues from support services are primarily derived from recurring engagements. These services are typically under contract and are billed periodically, usually monthly, based on fixed fee arrangements, per incident or per resource charges, or on a cost plus basis. Revenue recognition from support services does not require significant management estimates.
      Three clients (two Fortune 500 companies and a Midwest healthcare provider) accounted for approximately 39% of BTL revenues for fiscal 2004. One of these clients, a subsidiary of Altria Group, Inc., accounted for approximately 14% of the Company’s consolidated net revenues.
      There are a number of competitors in BTL’s market. BTL competes with national and multi-regional companies such as CompuCom Systems, Pomeroy Computer Resources, and Sarcom, as well as a number of local and regional firms providing technology products and deployment and disposal services. In technology support services, BTL may compete with large multi-national organizations such as IBM Global Services and Electronic Data Systems, as well as a number of small to mid-sized firms providing specialized services for certain market sectors. Many of BTL’s competitors have greater financial and marketing resources.

Recreational Products
      The Recreational Products Group (“RPG” or “Recreational Products”) (2004 net revenues of $45.9 million) sells replacement parts and accessories for recreational and other leisure-time vehicles. RPG supplies these products in the upper Midwestern United States to dealerships and retail stores selling recreational vehicles, snowmobiles, motorcycles and ATVs, and marine products. RPG also supplies these products to independent repair facilities. For all product groups, RPG operates distribution, sales and administration facilities in Eagan, Minnesota; Germantown, Wisconsin; and Grand Rapids, Michigan.
      RPG has significant market share in the distribution of recreational and other leisure-time vehicle replacement parts and accessories in the upper Midwestern United States. RPG supplies approximately 8,000 recreational vehicle-related products, 11,000 marine items, 9,000 motorcycle and ATV items, and 5,000 snowmobile items. Major product lines distributed by RPG include Dunlop tires (motorcycle tires), Carefree of Colorado (awnings for RV’s and campers), Reese Products (trailer hitches for all types of vehicles), and Johnson Fishing, Inc. (marine motors). RPG has over 5,000 customers, with no single customer accounting for over 5% of its annual sales.
      RPG faces significant competition from national and regional distributors of aftermarket products for recreational vehicles, motorcycles and ATVs, snowmobiles, and marine products. Significant competitors include Coast Distribution System and Stag-Parkway (recreational vehicles), Parts Unlimited and Tucker Rocky Distributing (motorcycles, ATVs and snowmobiles), and Coast Distribution System and Land N’ Sea Distribution (marine).
Electronic Components
      The J. W. Miller Division (“JWM” or “Electronic Components”) of the Company, located in Gardena, California (2004 net revenues of $7.8 million), manufactures and sells over 6,000 standard and custom magnetic products. JWM’s magnetic products include inductors, coils, chokes, and transformers, among others. These products are used extensively in all types of circuitry found in electronic applications including computer, medical, lighting, and telecommunications equipment.
      JWM’s products are sold to regional, national and international electronic distributors, and to original equipment manufacturers and contract manufacturers. JWM utilizes outside manufacturer’s representatives located in North America, Europe and Asia to sell its products. JWM’s five largest customers represent 64% of its total 2004 sales. The majority of sales are derived from customers located in North America.
      JWM faces significant competition from national and international manufacturers including Vishay, Sumida, Coilcraft, and Delevan.
Company Information
      The Company is incorporated under the laws of the State of California. The Company’s principal executive offices are located at 1960 E. Grand Avenue, Suite 560, El Segundo, California, 90245. The Company’s telephone number is (310) 563-2355 and its fax number is (310) 648-7280.
Information on Company Website
      The Company’s website address is www.bellind.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form  8-K, and amendments to those reports available free of charge on its website (via a link to the SEC website) as soon as reasonably practicable after it files these reports with the SEC. In addition, the Company posts the following information on its website:

•	its corporate Code of Ethics for Directors, Officers and Employees, which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Securities and Exchange Act of 1934;

•	charters for its Audit Committee, Nominating Committee and Compensation Committee.

      All of the above information is also available in print upon request to the Company’s secretary at the address listed under the heading “Company Information” above.

Item 2.	Properties
      At December 31, 2004, the Company leased 15 facilities, containing approximately 280,000 square feet and owned one facility, containing approximately 20,000 square feet. The following table sets forth the facilities utilized by each of the Company’s business segments:

	Area in square feet
	(number of locations)

	Owned		Leased

Technology Solutions			93,000	(11)
Recreational Products			184,000	(3)
Electronic Components	20,000	(1)
Corporate			3,000	(1)

	20,000	(1)	280,000	(15)

      These properties are considered in good condition and suitable for their present use. Generally, the Company’s facilities are fully utilized although excess capacity exists from time to time.

Item 3.	Legal Proceedings
      Williams Electronic Games litigation: In May 1997, Williams Electronics Games, Inc. (“Williams”) filed a complaint in the United States District Court for the Northern District of Illinois (“US District Court”) against a former Williams employee and several other defendants alleging common law fraud and several other infractions related to Williams’ purchase of electronic components at purportedly inflated prices from various electronics distributors under purported kickback arrangements during the period from 1991 to 1996. In May 1998, Williams filed an amended complaint adding several new defendants, including Milgray Electronics, Inc., a publicly traded New York corporation (“Milgray”), which was acquired by Bell in a stock purchase completed in January 1997. The complaint sought an accounting and restitution representing alleged damages as a result of the infractions. Bell has not been named in any complaint and was not a party to the alleged infractions. Bell, as the successor company to Milgray, has vigorously defended the case on several grounds and continues to assert that Milgray did not defraud Williams, and that Williams suffered no damages as electronic components were purchased by Williams at prevailing market prices.
      The case proceeded to trial, which commenced and ended in March 2002, with a jury verdict resulting in Milgray having no liability to Williams. In July 2002, Williams appealed the jury verdict and, in April 2004, the United States Court of Appeals for the 7th Circuit (“US Appellate Court”) rendered its decision. The US Appellate Court concluded that jury instructions issued by the US District Court were in error and the case was ordered for retrial of Williams’ fraud and restitution claims. The case has been remanded to the US District Court and a new judge has been assigned. No trial date has been set. Williams’ claim is approximately $8.7 million, not including an additional claim of $4.8 million for pre-judgment interest. While the Company cannot predict the outcome of this litigation, a final judgment favorable to Williams could have a material adverse effect on the Company’s results of operations, cash flows or financial position. Management intends to continue a vigorous defense.
      Other litigation: The Company is involved in other litigation, which is incidental to its current and discontinued businesses. The resolution of the other litigation is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock is listed on the American Stock Exchange and the Pacific Stock Exchange under the symbol “BI.” The following table shows the high, low and closing market prices for the Company’s common stock during the eight most recent quarters.

	Quarter ended

	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Year ended December 31, 2004
High	$3.29	$3.20	$3.06	$3.70
Low	2.36	2.80	2.45	2.70
Close	3.05	3.00	2.85	3.26
Year ended December 31, 2003
High	$1.69	$2.24	$2.36	$2.94
Low	1.47	1.56	1.79	2.06
Close	1.68	2.17	2.12	2.57
      As of March 15, 2005 there were approximately 950 record holders of common stock. The Company has not paid dividends on its outstanding shares of common stock in the last two fiscal years.
      A summary of shareholder approved and non-shareholder approved stock plan information as of December 31, 2004 is included at the “Stock Plans” footnote within the Notes to the Consolidated Financial Statements.

Item 6.	Selected Financial Data

	Year ended December 31

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Operating Results
Net revenues	$143,954	$141,905	$140,797	$183,621	$251,887
Operating income (loss)(1)	$(1,039)	$(2,744)	$(3,560)	$(2,181)	$3,583
Income (loss) from continuing operations, before cumulative effective of accounting change(1)	$(953)	$(3,787)	$(2,033)	$(1,041)	$2,319
Cumulative effect of accounting change			$(1,280)
Net income (loss)	$(953)	$(3,787)	$(3,313)	$(1,041)	$2,319
Financial Position
Working capital	$19,085	$17,826	$19,609	$21,314	$24,678
Total assets	$45,189	$46,633	$49,390	$57,652	$74,426
Long-term liabilities	$5,025	$2,520	$2,496	$2,810	$3,411
Shareholders’ equity	$20,816	$21,597	$25,546	$29,678	$30,482

Share and Per Share Data
BASIC
Income (loss) from continuing operations, before cumulative effect of accounting change(1)	$(.11)	$(.45)	$(.24)	$(.12)	$.26
Cumulative effect of accounting change			$(.14)
Net income (loss)	$(.11)	$(.45)	$(.38)	$(.12)	$.26
Weighted average common shares (000’s)	8,385	8,367	8,743	8,854	8,999
DILUTED
Income (loss) from continuing operations, before cumulative effect of accounting change(1)	$(.11)	$(.45)	$(.24)	$(.12)	$.26
Cumulative effect of accounting change			$(.14)
Net income (loss)	$(.11)	$(.45)	$(.38)	$(.12)	$.26
Weighted average common shares (000’s)	8,385	8,367	8,743	8,854	9,025
OTHER PER SHARE DATA
Shareholders’ equity	$2.47	$2.58	$3.05	$3.34	$3.47
Market price — high	$3.70	$2.94	$2.59	$3.40	$7.75
Market price — low	$2.36	$1.47	$1.33	$1.65	$1.50
Financial Ratios
Current ratio	2.0	1.8	1.9	1.8	1.6
Long-term liabilities to total capitalization	19.4%	10.4%	8.9%	8.6%	10.1%

(1)	Includes a before-tax charge in connection with an employment agreement with a former executive ($700) in 2004, a before-tax charge for staff separation and facilities consolidation ($845) and a before-tax charge for settlement costs associated with an executive change-in-control contract ($650) in 2001, and a before-tax gain on the disposition of a real estate asset ($2,842) and a before-tax charge for facilities consolidation and staff relocation costs, asset write-downs and a corporate identity program ($2,405) in 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Revenue Recognition
      Revenues are recognized when persuasive evidence of an arrangement exists, shipment of products has occurred or services have been rendered, the sales price charged is fixed or determinable, and the collection of the resulting receivable is reasonably assured. Revenue recognition on product sales is not subject to significant estimates as the Company has not experienced significant product returns. The Company’s revenue recognition practices are not considered to involve complex estimates and judgments.
      In accordance with Emerging Issues Task Force Issue No. 99-19, the Company records revenue either based on the gross amount billed to a customer or the net amount retained. The Company records revenue on a gross basis when it acts as a principal in the transaction, is the primary obligor in the arrangement, establishes prices, determines the supplier, and has credit risk. The Company records revenue on a net basis when the supplier is the primary obligor in the arrangement, when the amount earned is a percentage of the total transaction value and is usually received directly from the supplier, and when the supplier has credit risk. Product sales to most customers are recorded on a gross basis as the Company is responsible for fulfilling the order, establishes the selling price to the customer, has the responsibility to pay suppliers for all products ordered, regardless of when, or if, it collects from the customer, and determines the credit worthiness of its customers. Arrangements with each customer are evaluated to determine if gross or net recording is appropriate. If we make different judgments about these arrangements, material differences in the amount of revenue recognized could result.
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

Income Taxes
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
Accrued Liabilities
      The Company accrues for liabilities associated with disposed businesses, including amounts related to legal, environmental and contractual matters. In connection with these matters, the recorded liabilities include an estimate of legal fees to be incurred. These legal fees are charged against the recorded liability when incurred.
Environmental Matters
      The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Costs of future expenditures for environmental remediation obligations and expected recoveries from other parties are not discounted to their present value.
Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs  — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred beginning in January 2006. The Company does not expect that the adoption of SFAS No. 151 will have a material impact on the Company’s consolidated financial position or results of operation.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. SFAS No. 123 (revised 2004) requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values in the first interim or annual reporting period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is currently estimating the potential impact of the adoption of SFAS No. 123 (revised 2004).
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective in January 2006. The Company does not expect that the adoption of SFAS No. 153 will have a material impact on the Company’s consolidated financial position or results of operation.

Results of Operations
      Results of operations by business segment were as follows (in thousands):

	2004	2003	2002

Net revenues
Technology Solutions
Products	$60,149	$55,826	$68,219
Services	30,122	34,949	22,349

	90,271	90,775	90,568
Recreational Products	45,907	44,804	44,639
Electronic Components	7,776	6,326	5,590

	$143,954	$141,905	$140,797

Operating income (loss)
Technology Solutions	$(780)	$(2,135)	$(2,204)
Recreational Products	1,319	1,321	819
Electronic Components	1,526	939	489
Special item	(700)
Corporate costs	(2,404)	(2,869)	(2,664)

	(1,039)	(2,744)	(3,560)
Interest, net	161	166	200
Income tax benefit (provision)	(75)	(1,209)	1,327
Cumulative effect of accounting change			(1,280)

Net loss	$(953)	$(3,787)	$(3,313)

      The following summarizes comparative operating results data as a percentage of net revenues:

Net revenues
Products	79.1%	75.4%	84.1%
Services	20.9	24.6	15.9

	100.0	100.0	100.0
Cost of products sold	(64.5)	(61.4)	(69.7)
Cost of services provided	(16.8)	(20.0)	(12.1)
Selling and administrative costs and expenses	(17.7)	(19.0)	(19.1)
Depreciation	(1.2)	(1.5)	(1.6)
Special item	(.5)
Interest, net	.1	.1	.1

Loss before income taxes and cumulative effect of accounting change	(.6)	(1.8)	(2.4)
Income tax benefit (provision)	(.1)	(.9)	.9
Cumulative effect of accounting change			(.9)

Net loss	(.7)%	(2.7)%	(2.4)%

      The following summarizes other comparative operating results data:

Cost of products sold as a percentage of products revenues	81.6%	81.5%	82.8%
Cost of services provided as a percentage of services revenues	80.4%	81.4%	76.4%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net revenues
      Net revenues for the year ended December 31, 2004 increased 1.4% to $144.0 million from $141.9 million in 2003. Net revenues are further discussed below under the headings “Technology Solutions,” “Recreational Products,” and “Electronic Components.”

Operating income (loss)
      Operating loss for the year ended December 31, 2004 decreased 62.1% to $1.0 million from $2.7 million in 2003. Operating results are further discussed below under the headings “Technology Solutions,” “Recreational Products,” and “Electronic Components.”

Corporate costs
      Corporate costs for the year ended December 31, 2004 decreased 16.2% to $2.4 million from $2.9 million in 2003. The decrease is attributable to approximately $310,000 in reduced corporate payroll and approximately $165,000 collected on a fully reserved note receivable related to a previously sold business. This note was collected in full as of the end of 2004.

Special item
      During 2004, the Company recorded a special pre-tax charge totaling $700,000 in connection with an employment agreement for a former executive.

Interest, net
      Net interest income for the year ended December 31, 2004 decreased 3.0% to $161,000 from $166,000 in 2003.

Technology Solutions
      Technology Solutions revenues for the year ended December 31, 2004 decreased slightly to $90.3 million from $90.7 million in 2003. Product revenues for the year ended December 31, 2004 increased 7.7% to $60.2 million from $55.8 million in 2003. Approximately $6.9 million of this increase is attributable to a large product sourcing engagement for a major account. Offsetting this increase is approximately $2.6 million in net decreases in product revenues for all other accounts. Decreased margins were realized on product sales for the year ended December 31, 2004 as compared to 2003 due to increased competition in the technology hardware environment and lower overall margins on the large product sourcing engagement. The current competitive environment for product sales is expected to have continued downward pressure on prices and margins for the foreseeable future. Services revenues for the year ended December 31, 2004 decreased 13.8% to $30.1 million from $34.9 million in 2003. This decrease is attributable to the ending of a large outsourcing engagement in early 2004 totaling approximately $4.6 million and a significant deployment project in early 2003 totaling approximately $1.4 million. Approximately $1.2 million in additional net revenues from new and existing clients offset these decreases. The operating loss for the year ended December 31, 2004 decreased 63.5% to $780,000 from $2.1 million in 2003. The improvement in operating results is primarily attributable to cost containment efforts and related reductions in administrative expenses. Operations payroll, accounting payroll, human resources payroll, information technology payroll, and administrative expenses decreased approximately $2.4 million in 2004. These decreases were offset by approximately $400,000 in additional business development and marketing payroll costs related to the hiring of new employees and approximately $600,000 in reduced contribution attributable to decreased services revenues.

Recreational Products
      Recreational Products revenues for the year ended December 31, 2004 increased 2.5% to $45.9 million from $44.8 million in 2003, and operating income was $1.3 million for both years. The increase in revenues is attributable to increased sales of recreational vehicles, marine and snow products during the first half of 2004 as compared to 2003. The increased sales and slightly higher margins contributed to an approximately $550,000 increase in gross margin in 2004 from the prior year. Increases during 2004 in payroll costs totaling approximately $200,000, fuel costs totaling approximately $150,000 and other net increases in administrative expenses totaling approximately $200,000 offset this $550,000 increase in gross margin.

Electronic Components
      Electronic Components revenues for the year ended December 31, 2004 increased 22.9% to $7.8 million from $6.3 million in 2003, and operating income increased 62.5% to $1.5 million from $939,000. The improved performance of the electronics industry contributed to increased product demand. This increase in product demand and new product development contributed to the revenue growth in 2004. Sales of specialty custom products with higher margins increased in 2004 as compared to the prior year. These custom products include custom coils and inductors used in medical test equipment, lighting fixtures, and specialty magnetic switches for use in military aircraft worldwide. The increased sales and slightly higher margins contributed to an approximately $750,000 increase in gross margin in 2004 from the prior year.

Cost of products sold
      As a percentage of product revenues, cost of products sold for the year ended December 31, 2004 increased slightly to 81.6% from 81.5% in 2003 due to increased competition in the technology hardware environment and lower overall margins on the large product sourcing engagement at the Technology Solutions business unit offset by slightly higher margins at both the Recreational Products and Electronic Components business units.

Cost of services provided
      As a percentage of services revenues, cost of services provided for the year ended December 31, 2004 decreased to 80.4% from 81.4% in 2003 primarily due to the ending of the large outsourcing engagement in early 2004. The overall contribution margin from this engagement during 2003 was lower than services margins generated during 2004, as this engagement required a higher cost delivery model.

Selling and administrative expenses
      As a percentage of sales, selling and administrative expenses for the year ended December 31, 2004 decreased to 17.7% from 19.0% in 2003. This decrease is primarily attributable to reduced payroll costs and operating expenses at the Technology Solutions business unit offset slightly by increases in fuel costs, payroll and other administrative expenses at the Recreational Products business unit.

Income tax
      For the year ended December 31, 2004, the Company’s effective income tax rate was a provision of approximately 8.6% compared to a provision of approximately 46.9% in 2003. The $75,000 provision for the year ended December 31, 2004 primarily relates to state taxes. Based on continued operating losses during 2004 and other relevant factors, the Company recorded an increase of approximately $1.6 million in the valuation allowance against net deferred tax asset balances. During 2003, after consideration of relevant factors, including recent operating results and the prior utilization of all previously available tax benefit carryback opportunities, the Company recorded a full valuation allowance against net deferred tax asset balances. The establishment of the valuation allowance, net of reversals of tax accruals no longer required, resulted in an income tax provision of $1.2 million for the year ended December 31, 2003. These tax accruals existed for the potential disallowance of transaction costs in connection with the purchase of a business in 1997 and for a goodwill deduction taken in connection with the sale of the Company’s Electronics Distribution Group in January 1999. The statute of limitation for these matters expired in 2003.

Net loss
      The net loss totaled $953,000 for the year ended December 31, 2004, a decrease of $2.8 million from the net loss in the prior year. The decrease in net loss resulted from the factors described above.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net revenues
      Net revenues for the year ended December 31, 2003 increased 0.8% to $141.9 million from $140.8 million in 2002. Net revenues are further discussed below under the headings “Technology Solutions,” “Recreational Products,” and “Electronic Components.”

Operating income (loss)
      Operating loss for the year ended December 31, 2003 decreased 22.9% to $2.7 million from $3.6 million in 2002. Operating results are further discussed below under the headings “Technology Solutions,” “Recreational Products,” and “Electronic Components.”

Corporate costs
      Corporate costs for the year ended December 31, 2003 increased 7.7% to $2.9 million from $2.7 million in 2002. During 2002, corporate costs were reduced by approximately $180,000 of miscellaneous income arising from insurance proceeds. Excluding such miscellaneous income, corporate costs were relatively consistent between the two years.

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

Technology Solutions
      Technology Solutions revenues for the year ended December 31, 2003 increased slightly to $90.7 million from $90.5 million in 2002. Services revenues for the year ended December 31, 2003 increased 56.4% to $34.9 million from $22.3 million in 2002 and rose to 38.5% of total Technology Solutions revenues during 2003 from 24.7% in 2002. Several new outsourcing engagements contributed to the increase in services revenues during 2003. Product revenues for the year ended December 31, 2003 decreased 18.2% to $55.8 million from $68.2 million. The decrease in product revenues is primarily attributable to decreased technology product deliveries, as business enterprises continued to defer information technology expenditures. Product revenues also continued to be negatively impacted as major suppliers continued to market their products directly to end-user customers, rather than utilizing traditional distribution channels. The operating loss for the year ended December 31, 2003 decreased 3.1% to $2.1 million from $2.2 million in 2002. Operating results were challenged due to the start-up and implementation costs of new engagements and a continued investment in expanded business development efforts.

Recreational Products
      Recreational Products revenues for the year ended December 31, 2003 increased slightly to $44.8 million from $44.6 million in 2002, and operating income increased 61.3% to $1.3 million from $819,000. Strong marine product sales were partially offset by generally weak sales in snow related products as a result of mild winter conditions in the Northern Midwest in early 2003. Reduced operating expenses, including lower payroll costs, advertising expenses and catalog expenses, contributed to the overall increase in operating income. The reduced payroll costs were attributable to the closure of a small sales office in early 2003 and other reductions in the number of employees at this business unit’s three locations. Results for 2002 also included distribution center relocation costs.

Electronic Components
      Electronic Components revenues for the year ended December 31, 2003 increased 13.2% to $6.3 million from $5.6 million in 2002, and operating income increased 92.0% to $939,000 from $489,000. Increased product demand contributed to the higher revenues in 2003. In 2003 the electronics industry began to recover from virtually no growth to slow growth in 2001 and 2002. JWM experienced increased product demand from medical and medical test equipment manufacturers, automotive equipment manufacturers, MP-3 player manufacturers, and cable set-top box manufacturers. Increased revenues and shifts in product mix contributed to the improvement in operating income. Sales of custom products that typically have higher margins increased in 2003, particularly on expensive custom coils used in medical test equipment and specialty magnetic switches for use in military aircraft worldwide. In addition, in the prior year certain inventory reserves were increased in light of difficult market conditions at the time.

Cost of products sold
      As a percentage of product revenues, cost of products sold for the year ended December 31, 2003 decreased to 81.5% from 82.8% in 2002. This decrease was primarily due to reductions in lower margin product sales at the Technology Solutions business unit.

Cost of services provided
      As a percentage of services revenues, cost of services provided for the year ended December 31, 2003 increased to 81.4% from 76.4% in 2002. This increase was primarily due to higher payroll related costs incurred to integrate new clients and deliver services within the Technology Solutions business unit.

Selling and administrative expenses
      As a percentage of sales, selling and administrative expenses for the year ended December 31, 2003 decreased slightly to 19.0% from 19.1% in 2002. This decrease was primarily attributable to reduced operating expenses at the Recreational Products business unit offset by higher travel, telecommunications and other related costs incurred to integrate new clients at the Technology Solutions business unit.

Income tax
      For the year ended December 31, 2003, the Company’s effective income tax rate was a provision of approximately 46.9% compared to a benefit of approximately 39.5% in 2002. After consideration of relevant factors, including recent operating results and the prior utilization of all previously available tax benefit carryback opportunities, the Company recorded a full valuation allowance against net deferred tax asset balances. The establishment of the valuation allowance, net of reversals of tax accruals no longer required, resulted in an income tax provision of $1.2 million for the year ended December 31, 2003. These tax accruals existed for the potential disallowance of transaction costs in connection with the purchase of a business in 1997 and for a goodwill deduction taken in connection with the sale of the Company’s Electronics Distribution Group in January 1999. The statute of limitations for these matters expired in 2003. Before accounting changes, during the year ended December 31, 2002, the Company recognized income tax benefits of $1.3 million all of which were realized through carryback opportunities.

Net loss
      Net loss totaled $3.8 million for the year ended December 31, 2003, an increase of $474,000 from the net loss in the prior year. The change in net loss resulted from improvements in operating results offset by the income tax effects described above.
Changes in Financial Condition
Liquidity and Capital Resources
      Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

	December 31,

	2004	2003

Cash and cash equivalents	$10,801	$12,203
Working capital	$19,085	$17,826
Current ratio	2.0:1	1.8:1
Long-term liabilities to total capitalization	19.4%	10.4%
Shareholders’ equity per share	$2.47	$2.58
Days’ sales in receivables	44	46
Days’ sales in inventories	55	36

      Net cash used in operating activities was $1.1 million for the year ended December 31, 2004, compared to net cash provided by operating activities of $2.9 million in 2003. The cash used in operating activities in 2004 reflects an increase in inventories, decreases in accounts payable, accrued liabilities and accrued payroll, partially offset by a decrease in accounts receivable. The increase in inventories primarily relates to increased purchases during the last quarter of 2004 at the Recreational Products business unit. The decrease in accounts payable was primarily due to a $2.5 million decrease in December 2004 product sales at the Technology Solutions business unit as compared to December 2003. The changes in accrued payroll and accounts receivable relate primarily to the timing of payroll payments and strong collections of outstanding balances during the last quarter of 2004. The cash flow from operating activities in 2003 reflects an increase in accounts payable and accrued payroll and the collection of a $2.4 million federal tax refund, partially offset by an increase in accounts receivable. The increase in accounts payable was primarily due to a $1.5 million increase in December 2003 product sales at the Technology Solutions business unit as compared to December 2002. The increases in accounts receivable and accrued payroll were primarily attributable to the increase in services sales at the Technology Solutions business unit during the fourth quarter of 2003 as compared to the prior year and the related increase in accrued payroll costs at year-end for employees hired on these new engagements.
      Net cash used in investing activities totaled $439,000 for the year ended December 31, 2004 compared to $789,000 in 2003. Purchases of technology related and other fixed assets totaled $605,000 and $1.0 million for the years ended December 31, 2004 and 2003, respectively. Proceeds on a note receivable from a business sold in 1999 totaled $166,000 and $211,000 for the years ended December 31, 2004 and 2003, respectively. This note receivable was fully collected prior to the end of 2004.
      Net cash provided by financing activities totaled $172,000 for the year ended December 31, 2004, which represents the exercise of employee stock options. During 2002, the Company repurchased shares of common stock under a stock repurchase program. No repurchases of stock occurred during 2004 and 2003, and no current plans exist to repurchase any additional shares.
      The following summarizes contractual obligations and commercial commitments as of December 31, 2004 (in thousands):

	Total	2005	2006	2007	2008	2009

Contractual obligations
Operating leases	$5,245	$2,040	$1,440	$783	$507	$475
Other commercial commitments
Standby letter of credit	$20	$20
      The Company believes that sufficient cash resources exist for the foreseeable future to support requirements for its operations and commitments through available cash and cash generated by operations, however, management is evaluating its options in regard to obtaining financing, as additional cash resources may be needed to support future growth.
Off-Balance Sheet Arrangements
      The Company does not have any material off-balance sheet arrangements.

Factors That May Affect Future Results of Operations
      In addition to other information contained in this report, we are subject to the following risks, which could materially adversely affect our business, financial condition and/or results of operations in the future.

We face certain significant risks related to the currently pending Williams litigation and from other potential litigation that could materially adversely affect our financial condition and results of operations.
      We have been engaged in ongoing litigation in connection with our 1997 purchase of Milgray, which was named as a defendant by the plaintiff, Williams, in an action alleging common law fraud and other infractions related to Williams’ purchase of electronic components at allegedly inflated prices from 1991 to 1996. Despite a trial court verdict in 2002, which was favorable to us, the action has been remanded for retrial. Although the outcome of this litigation cannot be predicted, an adverse verdict could have a materially adverse effect on us. The defense of this lawsuit has required a significant amount of our management’s time and attention and, even if we prevail in defending this lawsuit, we will incur additional legal and related expenses. The disruptive effect and expense of this litigation could adversely affect our business, financial condition and/or results of operations. We also may become subject to other litigation in the future.

If we are unable to recruit and retain key personnel necessary to operate our businesses, our ability to compete successfully will be adversely affected.
      We are heavily dependent on our current executive officers, management and technical personnel. The loss of any key employee or the inability to attract and retain qualified personnel could adversely affect our ability to execute our current business plans and successfully develop commercially viable products and services. Competition for qualified personnel is intense, and we might not be able to retain our existing key employees or attract and retain any additional personnel. In addition, our recent financial operating results may make it more difficult for us to attract and retain qualified personnel.

If we are unable to develop innovative products and services in our technology solutions and electronic component businesses, demand for our products and services may decrease.
      Our future operating results in our technology solutions and electronic component businesses are dependent on our ability to continually develop, introduce and market new and innovative products, to modify existing products, to respond to technological change and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our financial condition and results of operations.

Our previously owned businesses subject us to potential environmental liabilities, which could adversely affect our results of operations.
      We are subject to various federal, state and local environmental statutes, ordinances and regulations relating to disposal of certain toxic, volatile or otherwise hazardous substances and wastes used or generated in connection with previously owned businesses. Such laws may impose liability without regard to whether we knew of, or caused, the release of such hazardous substances. Although we establish reserves for specifically identified potential environmental liabilities, which reserves we believe to be adequate, there may be potential undisclosed environmental liabilities or liability in excess of the amounts reserved. Compliance with these environmental laws could require us to incur substantial expenses.

We rely on a limited number of hardware and software vendors to supply us with products in our technology solutions business and the loss of our ability to rely upon any of those vendors, or to obtain their products in the future would adversely affect our results of operations.
      Our technology solutions business is heavily dependent on our relationships with leading hardware and software vendors and on our status as an authorized service provider. Although we are currently authorized to service the products of many industry-leading hardware and software vendors, we may not be able to maintain our relationships, or attract new relationships, with the computer hardware and software vendors that may be necessary for our technology solutions business. Since we rely upon our vendor relationships as a marketing tool, any change in these relationships could adversely affect our results of operations while we seek to establish alternative relationships with other vendors. In general, our authorization agreements with vendors include termination provisions, some of which are immediate, and we cannot predict whether vendors will continue to authorize us as an approved service provider. In addition, we cannot predict whether those vendors will authorize us as an approved service provider for new products, which they may introduce. Any impairment of these vendor relationships, or the loss of authorization as an approved service provider, could adversely affect our ability to provide the products and services which our technology solutions business requires and harm our competitive position. In addition, significant product supply shortages have resulted from time to time because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. We expect to experience difficulty from time to time in obtaining an adequate supply of products from our major vendors, which may result in delays in completing sales.

Our recreational products business relies heavily upon vendors with which we have no long-term relationships.
      We do not have long term supply contracts with our recreational products suppliers, which may adversely affect the terms on which we purchase products for resale or result in our inability to purchase products from one or more of such vendors in the future. These vendors may choose to distribute their products directly to aftermarket dealers or establish exclusive supply relationships with other distributors. Additionally, manufacturers of new recreational vehicles, snowmobiles, motorcycles and ATVs, and marine products may choose to incorporate optional equipment as standard equipment on their vehicles at the time of manufacture that are similar to products available for sale to dealers by distributors such as us. In addition to decreased sales, we would encounter increased competition in our markets, or may be unable to offer certain products to our customers, upon any such changes in our relationships with our recreational products vendors.

We may not be able to compete effectively with other companies in our business segments, which will cause our net sales and market share to decline and adversely affect our business, financial condition and results of operations.
      Our businesses are highly competitive and we face strong competition from competitors that are substantially larger and have considerably greater financial, technical and marketing resources than us. We believe that our prices and delivery terms are competitive; however, our competitors may offer more aggressive pricing than we do. We have experienced and expect to continue to experience intense competitive pricing pressures in our businesses, which could require us to reduce prices, with a corresponding adverse impact on our operating results. Additionally, as competition in the technology industry has intensified, certain of our key technology suppliers have heightened their direct marketing initiatives. These initiatives have resulted in some of our clients electing to purchase technology products directly from the manufacturer, rather than through us. While we expect these initiatives to continue, there could be a material adverse impact on our business if the shift of clients to purchase directly from manufacturers occurs more quickly than anticipated.

Our technology solutions and electronic components businesses are dependent on a limited number of major customers and clients and the loss of any of these major customers and clients would materially and adversely affect our business, financial condition and results of operations.
      Sales of our products and services in our technology solutions and electronic components businesses have been and will continue to be concentrated in a small number of clients and customers. Three of our clients accounted for approximately 39% of our total revenues for 2004 in our technology solutions business, with one client accounting for approximately 14% of our total consolidated net revenues for the year. Similarly, five customers accounted for approximately 64% of our total sales of electronic components in 2004. In the event that any of these major customers or clients should cease to purchase products or services from us, or purchase significantly fewer products and services in the future, we could experience materially adverse effects on our business, financial condition and results of operations.

Our recreational products business is seasonal and is subject to fluctuations, based upon various economic and climatic conditions that could harm us.
      Sales of our recreational products are affected directly by the usage levels and purchases of recreational vehicles, snowmobiles, motorcycles and ATVs, and marine products. The purchase and, in particular, the usage of these types of vehicles, are affected by weather conditions. As a result, sales of our recreational products business are highly susceptible to unpredictable events, and ordinarily decline in the winter months resulting in losses during these periods of the year. Additionally, unusual weather conditions in a particular season, such as unusually cold weather in the spring or summer months, can cause period-to-period fluctuations in our sales of recreational products. The usage and purchases of recreational vehicles, snowmobiles, motorcycles and ATVs, and marine products are also affected by consumers’ level of discretionary income and their confidence about economic conditions and changes in interest rates and in the availability and cost of gasoline. As a result, sales of our recreational products can fluctuate based upon unpredictable circumstances that are outside of our control and can cause us harm.

Our electronic components business is cyclical and demand may decline in the future, which could adversely affect us.
      During 2001 and 2002, the electronics industry experienced a decline in product demand on a global basis; resulting in order cancellations and deferrals, lower average selling prices, and a material and adverse impact on our results of operations. Demand for electronic components, which had improved in 2003 and 2004, began to decline late in 2004. While we expect that this recent decline is temporary, improvement in demand in the electronic and semiconductor component industry may not materialize. If the anticipated improvement does not materialize, demand for our electronic components may decline and adversely affect our results of operations.

A significant or prolonged economic downturn could have a material adverse effect on our results of operations in our technology solutions business.
      Our results of operations are affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets that they serve. The general economic weakness in the IT industry resulting from among other things, the decline in discretionary IT spending by our clients and prospective clients, has adversely affected our revenues in recent years. A lack of improvement or continued decline in the level of business activity of our clients could continue to adversely affect our revenues and profitability.

If we fail to maintain an effective system of internal and disclosure control, we may not be able to accurately report our financial results or prevent fraud, which would harm our business and the trading price of our securities.
      Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We are in the process of beginning a review and analysis of our internal control over financial reporting for Sarbanes-Oxley compliance. As part of that process we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board (“PCAOB”), that require remediation. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.
      As a result of weaknesses that may be identified in our internal control, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Bell Industries, Inc.
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of Bell Industries, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in the notes to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”
PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2005

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,

	2004	2003	2002

Net revenues
Products	$113,832	$106,956	$118,448
Services	30,122	34,949	22,349

	143,954	141,905	140,797

Costs and expenses
Cost of products sold	92,879	87,181	98,076
Cost of services provided	24,227	28,449	17,065
Selling and administrative	25,477	26,914	26,883
Depreciation	1,710	2,105	2,333
Interest, net	(161)	(166)	(200)
Special item	700

	144,832	144,483	144,157

Loss before income taxes and cumulative effect of accounting change	(878)	(2,578)	(3,360)
Income tax provision (benefit)	75	1,209	(1,327)

Loss before cumulative effect of accounting change	(953)	(3,787)	(2,033)
Cumulative effect of accounting change, net of income tax benefit of $836			(1,280)

Net loss	$(953)	$(3,787)	$(3,313)

SHARE AND PER SHARE DATA
BASIC AND DILUTED
Loss before cumulative effect of accounting change	$(.11)	$(.45)	$(.24)
Cumulative effect of accounting change			(.14)

Net loss	$(.11)	$(.45)	$(.38)

Weighted average common shares	8,385	8,367	8,743

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	December 31,

	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$10,801	$12,203
Accounts receivable, less allowance for doubtful accounts of $727 and $936	11,455	16,164
Inventories	14,364	11,286
Prepaid expenses and other	1,813	689

Total current assets	38,433	40,342

Fixed assets, at cost
Land, buildings and improvements	565	554
Leasehold improvements	902	926
Computer equipment and software	8,710	8,754
Furniture, fixtures and other	4,457	4,547

	14,634	14,781
Less accumulated depreciation	(11,495)	(10,575)

Total fixed assets	3,139	4,206

Other assets	3,617	2,085

	$45,189	$46,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,170	$12,882
Accrued payroll	1,827	2,414
Accrued liabilities	6,351	7,220

Total current liabilities	19,348	22,516

Deferred compensation, environmental matters and other	5,025	2,520

Shareholders’ equity
Preferred stock
Authorized — 1,000,000 shares, outstanding — none
Common stock
Authorized — 35,000,000 shares, outstanding — 8,437,724 and 8,366,724 shares	32,545	32,373
Accumulated deficit	(11,729)	(10,776)

Total shareholders’ equity	20,816	21,597

Commitments and contingencies
	$45,189	$46,633

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock
			Accumulated
	Shares	Amount	deficit

Balance at December 31, 2001	8,889,708	$33,354	$(3,676)
Employee stock plans	33,737	53
Stock repurchase program	(556,721)	(872)
Net loss			(3,313)

Balance at December 31, 2002	8,366,724	32,535	(6,989)
Other stock transactions		(162)
Net loss			(3,787)

Balance at December 31, 2003	8,366,724	32,373	(10,776)
Employee stock plans	71,000	172
Net loss			(953)

Balance at December 31, 2004	8,437,724	$32,545	$(11,729)

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net loss	$(953)	$(3,787)	$(3,313)
Cumulative effect of accounting change			1,280
Depreciation	1,710	2,105	2,333
Provision for losses on accounts receivable	114	207	63
Changes in assets and liabilities	(2,006)	4,388	1,574

Net cash provided by (used in) operating activities	(1,135)	2,913	1,937

Cash flows from investing activities:
Purchases of fixed assets	(605)	(1,000)	(1,535)
Proceeds on note from sale of business	166	211	78

Net cash used in investing activities	(439)	(789)	(1,457)

Cash flows from financing activities:
Employee stock plans and other	172		53
Purchases of common stock			(872)

Net cash provided by (used in) financing activities	172		(819)

Net increase (decrease) in cash and cash equivalents	(1,402)	2,124	(339)
Cash and cash equivalents at beginning of year	12,203	10,079	10,418

Cash and cash equivalents at end of year	$10,801	$12,203	$10,079

Changes in assets and liabilities:
Accounts receivable	$4,918	$(3,273)	$5,525
Income tax receivable		2,400	(1,654)
Inventories	(3,078)	1,063	1,259
Accounts payable	(1,712)	2,195	(1,146)
Accrued liabilities and other	(2,134)	2,003	(2,410)

Net change	$(2,006)	$4,388	$1,574

Supplemental cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$95	$36	$—
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
      Revenue recognition and receivables  — The Company’s operations include sales of technology products and managed lifecycle services (“Technology Solutions” or “BTL”); sales of aftermarket products for recreational vehicles, motorcycles and ATVs, snowmobiles and powerboats (“Recreational Products” or “RPG”); and manufacturing and sales of specialty electronic components (“Electronic Components” or “JWM”). Revenues are recognized when persuasive evidence of an arrangement exists, shipment of products has occurred or services have been rendered, the sales price charged is fixed or determinable, and the collection of the resulting receivable is reasonably assured. The following summarizes the underlying terms of sales arrangements at each of the Company’s reporting segments:

Technology Solutions

BTL’s product sales terms provide that title and risk of loss are passed to the customer at the time of shipment. These sales terms have been enforced with BTL’s customers. An order or a signed agreement is required for each transaction. Products are typically shipped directly to customers from BTL’s suppliers. In some instances, products are shipped to customers out of BTL facilities located in Indianapolis, Indiana and Richmond, Virginia. BTL’s services revenues are primarily derived through support services from recurring engagements. BTL’s support services are typically rendered separate from product sales. Revenues from these services are typically under contract and are billed periodically, usually monthly, based on fixed fee arrangements, per incident or per resource charges, or on a cost plus basis. Revenue recognition from support services does not require significant management estimates. Revenue is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21 for arrangements that include multiple deliverables, primarily product sales that include deployment services. The delivered items are accounted for separately, provided that the delivered item has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. For such arrangements, product sales and deployment services are accounted for separately in accordance with EITF Issue No. 00-21.

In accordance with EITF Issue No. 99-19, the Company records revenue either based on the gross amount billed to a customer or the net amount retained. The Company records revenue on a gross basis when it acts as a principal in the transaction, is the primary obligor in the arrangement, establishes prices, determines the supplier, and has credit risk. The Company records revenue on a net basis when the supplier is the primary obligor in the arrangement, when the amount earned is a percentage of the total transaction value and is usually received directly from the supplier, and when the supplier has credit risk. Product sales to most customers are recorded on a gross basis as the Company is responsible for fulfilling the order, establishes the selling price to the customer, has the responsibility to pay suppliers for all products ordered, regardless of when, or if, it collects from the customer, and determines the credit worthiness of its customers.

Recreational Products Group

RPG’s sales terms provide that title and risk of loss are passed to the customer at time of shipment. These sales terms have been enforced with RPG’s customers. Sales terms are communicated in each of RPG’s product catalogues, which are widely distributed to customers. An order is required for each transaction. Products are shipped to customers based on their proximity to each of RPG’s distribution facilities in Minnesota, Wisconsin and Michigan. Over 95% of products are shipped out of one of these three distribution facilities. Delivery is fulfilled through either common carriers, local shipping companies or in the case of same day deliveries to local customers, through Company-owned vehicles. For over 90% of sales transactions, delivery occurs within one day of shipment.

Electronic Components

JWM’s sales terms provide that title and risk of loss are passed to the customer at the time of shipment. These sales terms have been enforced with JWM’s customers. An order is required for each transaction. Over 90% of the products are shipped to customers out of a facility in Gardena, California. Shipments are fulfilled through the carrier selected by the customer.
      Concentrations of credit risk with respect to trade receivables are generally limited due to the large number and general dispersion of trade accounts, which constitute the Company’s customer base. During 2004, 2003 and 2002, the Company had one Technology Solutions customer, a subsidiary of Altria Group, Inc., that accounted for approximately 14%, 10% and 12% of consolidated net revenues, respectively. At December 31, 2004 and 2003, this customer accounted for approximately 13% and 14% of accounts receivable, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses and such losses have been within these estimates.
      Inventories — Inventories, consisting primarily of finished goods, are stated at the lower of cost (determined using weighted average and first-in, first-out methods) or market (net realizable value).
      Shipping and handling costs — Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $3.7 million in 2004, $3.4 million in 2003 and $3.3 million in 2002. These costs are included within selling and administrative expenses in the Consolidated Statement of Operations.
      Deferred catalog and advertising costs — The Company capitalizes the direct cost of producing its RPG product catalogues. Upon completion of each catalog, the production costs are amortized over the expected net sales period of one year. Deferred catalog costs totaled approximately $70,000 and $90,000 at December 31, 2004 and 2003, respectively. Total consolidated advertising costs, which are expensed as incurred, and amortized catalog production costs, totaled approximately $250,000 in 2004, $250,000 in 2003 and $550,000 in 2002.
      Vendor rebates — The Company receives rebates from certain vendors. Rebates are deemed earned based on meeting volume purchasing or other criteria established by the vendor. These amounts are recorded at the time the requirements are considered met or at the time that the credit is received from the vendor if collectibility risks or other issues exist.
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
      Long-lived assets — In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.
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
      Accrued liabilities — The Company accrues for liabilities associated with disposed businesses, including amounts related to legal, environmental and contractual matters. In connection with these matters, the recorded liabilities include an estimate of legal fees to be incurred. These legal fees are charged against the recorded liability when incurred. Accrued liabilities include approximately $4.3 million and $4.9 million of amounts attributable to disposed businesses at December 31, 2004 and 2003, respectively.
      Environmental matters — The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Costs of future expenditures for environmental remediation obligations and expected recoveries from other parties are not discounted to their present value.
      Retiree medical program — The Company accounts for its postretirement medical obligations in accordance with SFAS No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” The Company contributes a defined amount towards medical coverage to qualifying employees who were employed prior to January 1, 1998.

      Stock-Based Compensation — The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants. The following table illustrates the effect on net loss and net loss per share, for each of the years ended December 31, 2004, 2003 and 2002, if the Company had applied the fair value method as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” (dollars in thousands):

	2004	2003	2002

Net loss, as reported	$(953)	$(3,787)	$(3,313)
Compensation expense as determined under SFAS No. 123	(150)	(180)	(400)

Pro forma net loss	$(1,103)	$(3,967)	$(3,713)

Net loss per share
Basic and diluted — as reported	$(.11)	$(.45)	$(.38)

Basic and diluted — pro forma	$(.13)	$(.47)	$(.43)

      See Stock Plans note for the assumptions used to compute the pro forma amounts.
      Per share data — Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. The weighted average number of common shares outstanding for each of the years ended December 31, 2004, 2003, and 2002 is set forth in the following table (in thousands):

	2004	2003	2002

Basic weighted average shares outstanding	8,385	8,367	8,743
Potentially dilutive stock options	89	13	1
Anti-dilutive stock options due to net loss during year	(89)	(13)	(1)

Diluted weighted average shares outstanding	8,385	8,367	8,743

      Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates relate to the realizable value of accounts receivable, the realizable value of inventories and reserves associated with disposed businesses. Actual results could differ from those estimates.
      New pronouncements — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred beginning in January 2006. The Company does not expect that the adoption of SFAS No. 151 will have a material impact on the Company’s consolidated financial position or results of operation.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations. SFAS No. 123 (revised 2004) requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values in the first interim or annual reporting period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 No. 123 will no longer be an alternative to financial statement recognition. The Company is currently estimating the potential impact of the adoption of SFAS No. 123 (revised 2004).
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective in January 2006. The Company does not expect that the adoption of SFAS No. 153 will have a material impact on the Company’s consolidated financial position or results of operation.
Special Item
      During 2004, the Company recorded a special pre-tax charge totaling $700,000 in connection with an employment agreement for a former executive. Substantially all costs related to this charge were paid in 2004.
Floor Plan Arrangements
      The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. The amount of aggregate outstanding floor plan obligations ranged between $1.5 million and $5.1 million during 2004 and between $2.0 million and $5.6 million during 2003, and were collateralized by certain of the Company’s inventory and accounts receivable. The outstanding amounts are payable in 15 to 45 days. The arrangements are generally subsidized by computer products manufacturers and are interest free if amounts are paid within the specified terms. The Company paid minimal interest under floor plan arrangements for the periods presented. At December 31, 2004 and 2003, the Company had outstanding floor plan obligations of $2.2 million and $4.1 million, respectively, which are classified within accounts payable.
Borrowings
      The Company’s credit agreement with its lender expired in May 2004. At December 31, 2003, the Company had no outstanding borrowings under the credit agreement.
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
      The following summaries activity under the plans:

			Weighted
			average	Fair
	Available	Shares	exercise	value of
	for future	under	price per	option
	grant	option	share	per share

Outstanding at December 31, 2001	952,860	1,017,329	$3.80
Granted	(130,000)	130,000	2.00	$0.95
Canceled	65,100	(65,100)	4.46

Outstanding at December 31, 2002	887,960	1,082,229	3.55
Granted	(45,000)	45,000	1.79	$0.89
Canceled	89,500	(89,500)	2.81

Outstanding at December 31, 2003	932,460	1,037,729	3.54
Granted	(20,000)	20,000	3.00	$1.50
Exercised		(71,000)	2.42
Canceled	455,229	(455,229)	4.52
Expired	(803,689)

Outstanding at December 31, 2004	564,000	531,500	$2.83

      The following summarizes stock options outstanding as of December 31, 2004:

Remaining			Weighted
option life	Options	Options	average
in years	outstanding	exercisable	exercise price

1	114,500	114,500	$2.44
2	59,000	45,000	2.54
3	78,000	43,000	2.00
4	45,000	18,000	1.79
5 or more	235,000	235,000	3.57

	531,500	455,500	$2.96

      At December 31, 2003 and 2002, 861,562 and 590,946 options were exercisable at weighted average exercise prices of $3.84 and $3.95, respectively.
      The following summarizes shareholder approved and non-shareholder approved plan information as of December 31, 2004:

		Weighted
	Shares	average	Available
	under	exercise price	for future
	option	per share	grant

Shareholder approved plans	501,500	$2.84	94,000
Non-shareholder approved plan	30,000	$2.59	470,000

	531,500		564,000

      Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”) 750,000 shares were authorized for issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. Under the ESPP, the Company issued 33,737 shares during 2002. The weighted average fair value per share of the purchase rights granted in 2002 was $0.66. During the third quarter of 2002, the Company suspended the ESPP. At December 31, 2004, 419,450 shares were available for future issuance under the ESPP.
      The Black-Scholes model was utilized for estimating the fair value of stock-based grants using an assumed volatility of approximately 60% for all years presented and an expected four year life for stock options, and an assumed volatility of approximately 60% in 2002 and an expected four month life for the ESPP. The assumed risk free interest rate was approximately 4.0% for all years presented for the stock option plans and approximately 2.5% in 2002 for the ESPP.
Income Taxes
      The income tax provision (benefit) charged (credited) before cumulative effect of accounting change was as follows (in thousands):

	2004	2003	2002

Current
Federal	$—	$(1,290)	$(2,057)
State	75	70	(422)
Deferred
Federal		2,349	1,117
State		80	35

	$75	$1,209	$(1,327)

      The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	2004	2003	2002

Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	5.6	1.8	(4.8)
Reversal of previously recorded tax accruals		(50.8)
Valuation allowance against net deferred tax assets	31.9	130.1
Nondeductible items and other, net	5.1	(.2)	(.7)

Effective tax rate	8.6%	46.9%	(39.5)%

      Deferred tax balances were composed of the following (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Discontinued operations	$1,442	$1,521
Net operating loss carryforwards	2,725	1,014
Employee benefit accruals	471	469
Goodwill	333	370
Receivables allowance	265	288
Inventory reserves	100	177

	5,336	3,839
Deferred tax liabilities:
Prepaid items	(101)	(209)
Depreciation	(148)	(39)
Other	(184)	(238)

Net deferred tax balance before valuation allowance	4,903	3,353
Valuation allowance	(4,903)	(3,353)

Net deferred tax balance after valuation allowance	$—	$—

      After consideration of relevant factors, including recent operating results and the prior utilization of all previously available tax carryback opportunities, the Company recorded a full valuation allowance against net deferred tax asset balances in the fourth quarter of 2003. Based on continued operating losses and other relevant factors, the Company recorded an increase in the valuation allowance of approximately $1.6 million during the year ended December 31, 2004.
      In the fourth quarter of 2003, the Company reversed previously recorded tax accruals in the amount of $1.3 million that were no longer required. These accruals existed for the potential disallowance of transaction costs in connection with the purchase of a business in 1997 and for a goodwill deduction taken in connection with the sale of the Company’s Electronics Distribution Group in January 1999. The statute of limitations for these matters expired in 2003.
      As of December 31, 2004, the Company has Federal net operating loss carryforwards of $5.2 million that expire in 2023 and 2024. The use of the net operating loss carryforwards could be subject to certain statutory limitations upon a change in control.
Employee Benefit and Deferred Compensation Plans
      The Company has a qualified, trusteed, savings and profit sharing plan for eligible employees. The Company’s matching contributions and discretionary contributions to the plan, as determined by the Board of Directors, were $87,000 in 2004, $59,000 in 2003 and $112,000 in 2002.
      The Company has deferred compensation plans available for certain officers and other key employees. Expense associated with the deferred compensation element of these plans was $149,000 in 2004, $207,000 in 2003 and $134,000 in 2002.

Retiree Medical Program
      The Company provides postretirement medical coverage for qualifying employees who were employed prior to January 1, 1998. The employee must meet age and years of service requirements and must also be participating in a Bell medical plan at the time of retirement to be eligible. Any future increases in health premiums can be passed on 100% to retirees. The estimated liability for postretirement medical benefits, included in deferred compensation, environmental matters and other long term liabilities, totaled $822,000 and $868,000 at December 31, 2004 and 2003, respectively. Annual costs for active and potentially eligible employees were not significant during any of the years presented.
Environmental Matters
      The reserve for environmental matters primarily relates to the cost of monitoring and remediation efforts, which commenced in 1998, of a former leased facility site of Bell’s electronics circuit board manufacturer (“ESD”). The ESD business was closed in the early 1990s. The project involves a water table contamination clean up process, including monitoring and extraction wells. The Company has fully cooperated with the California Regional Water Quality Control Board (“CRWQCB”) to proactively resolve and address the remediation of the site. There are no administrative orders or sanctions against the Company. The Company obtained a cost cap insurance policy, expiring in November 2008, to cover remediation costs. The policy is in the amount of $4.0 million. Before coverage under the policy commences, the Company must spend $1.9 million of its own money. This $1.9 million is the self insured retention.
      In late 2003, the CRWQCB required testing for several “emergent chemicals,” which are compounds that have only recently been identified as potential groundwater contaminants. During testing in 2004, one of these emergent chemicals, “1-4 Dioxane,” was found at the site. This substance was used as a stabilizing agent in the solvents that were used at the former ESD site. A detailed groundwater investigation was performed in 2004 to determine the extent of this contaminant and the plume in general. This investigation revealed that the existing groundwater plume was significantly larger than previously estimated. Accordingly, additional remediation will be required to clean up the plume. In late 2004, total future remediation and related costs were reassessed and are estimated to be approximately $3.3 million. At December 31, 2004, approximately $1.0 million (estimated current portion) is included in accrued liabilities and $2.3 million (estimated non-current portion) is included in deferred compensation, environmental matters and other in the Consolidated Balance Sheet.
      Payments under the cost cap insurance policy commenced during 2004 after the Company exceeded the $1.9 million self insured retention limit, and approximately $400,000 has been collected as of December 31, 2004 from the insurance carrier. The estimated future amounts to be recovered from insurance, during the policy period ending November 2008, total $2.6 million. At December 31, 2004, approximately $1.1 million (estimated current portion) is included in prepaid expenses and other, and $1.5 million (estimated non-current portion) is included in other assets in the Consolidated Balance Sheet.
      Given the nature of environmental remediation, it is possible that the estimated liability for future remediation and related costs and the estimated future amounts to be recovered from insurance will be subject to revision from time to time.

Litigation
      Williams Electronic Games litigation: In May 1997, Williams Electronics Games, Inc. (“Williams”) filed a complaint in the United States District Court for the Northern District of Illinois (“US District Court”) against a former Williams employee and several other defendants alleging common law fraud and several other infractions related to Williams’ purchase of electronic components at purportedly inflated prices from various electronics distributors under purported kickback arrangements during the period from 1991 to 1996. In May 1998, Williams filed an amended complaint adding several new defendants, including Milgray Electronics, Inc., a publicly traded New York corporation (“Milgray”), which was acquired by Bell in a stock purchase completed in January 1997. The complaint sought an accounting and restitution representing alleged damages as a result of the infractions. Bell has not been named in any complaint and was not a party to the alleged infractions. Bell, as the successor company to Milgray, has vigorously defended the case on several grounds and continues to assert that Milgray did not defraud Williams, and that Williams suffered no damages as electronic components were purchased by Williams at prevailing market prices.
      The case proceeded to trial, which commenced and ended in March 2002, with a jury verdict resulting in Milgray having no liability to Williams. In July 2002, Williams appealed the jury verdict and, in April 2004, the United States Court of Appeals for the 7th Circuit (“US Appellate Court”) rendered its decision. The US Appellate Court concluded that jury instructions issued by the US District Court were in error and the case was ordered for retrial of Williams’ fraud and restitution claims. The case has been remanded to the US District Court and a new judge has been assigned. No trial date has been set. Williams’ claim is approximately $8.7 million, not including an additional claim of $4.8 million for pre-judgment interest. While the Company cannot predict the outcome of this litigation, a final judgment favorable to Williams could have a material adverse effect on the Company’s results of operations, cash flows or financial position. Management intends to continue a vigorous defense.
      Other litigation: The Company is involved in other litigation, which is incidental to its current and discontinued businesses. The resolution of the other litigation is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position.
Commitments and Contingencies
      At December 31, 2004, the Company had operating leases on certain of its facilities and equipment expiring in various years through 2009. Under certain operating leases, the Company is required to pay property taxes and insurance. Rent expense under operating leases was $2.2 million in 2004, $2.2 million in 2003 and $2.0 million in 2002.
      Minimum annual rentals on operating leases for the five years subsequent to 2004 are as follows (in thousands):

2005	$2,040
2006	1,440
2007	783
2008	507
2009	475

$5,245

      The Company has an outstanding letter of credit totaling $20,000 at December 31, 2004 that renews annually.

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
      The following is summarized financial information for the Company’s reportable segments (in thousands):

	Year ended December 31,

	2004	2003	2002

Net revenues
Technology Solutions
Products	$60,149	$55,826	$68,219
Services	30,122	34,949	22,349

	90,271	90,775	90,568
Recreational Products	45,907	44,804	44,639
Electronic Components	7,776	6,326	5,590

	$143,954	$141,905	$140,797

Operating income (loss)
Technology Solutions	$(780)	$(2,135)	$(2,204)
Recreational Products	1,319	1,321	819
Electronic Components	1,526	939	489
Special item	(700)
Corporate costs	(2,404)	(2,869)	(2,664)

	(1,039)	(2,744)	(3,560)
Interest, net	161	166	200

Loss before income taxes and cumulative effect of accounting change	$(878)	$(2,578)	$(3,360)

Depreciation
Technology Solutions	$577	$841	$1,150
Recreational Products	365	259	190
Electronic Components	23	31	32
Corporate	745	974	961

	$1,710	$2,105	$2,333

Total assets
Technology Solutions	$8,543	$12,829	$10,472
Recreational Products	17,099	14,087	15,803
Electronic Components	2,121	2,110	2,410
Corporate	17,426	17,607	20,705

	$45,189	$46,633	$49,390

Capital expenditures
Technology Solutions	$94	$336	$396
Recreational Products	405	266	382
Electronic Components	16	8	12
Corporate	90	390	745

	$605	$1,000	$1,535

QUARTERLY RESULTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Quarter ended

	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Year ended December 31, 2004
Net revenues
Products	$26,095	$36,250	$32,300	$19,187
Services	8,333	7,568	7,190	7,031

	34,428	43,818	39,490	26,218

Costs and expenses
Cost of products sold	21,415	29,973	26,445	15,046
Cost of services provided	6,732	6,000	5,687	5,808
Selling and administrative	6,563	6,557	6,574	5,783
Depreciation	447	455	406	402
Interest, net	(30)	(38)	(39)	(54)
Special item			700

	35,127	42,947	39,773	26,985

Income (loss) before income taxes	(699)	871	(283)	(767)
Income tax provision		44	31

Net income (loss)	$(699)	$827	$(314)	$(767)

Share and Per Share Data
BASIC
Net income (loss)	$(.08)	$.10	$(.04)	$(.09)

Weighted average common shares	8,371	8,375	8,378	8,418

DILUTED
Net income (loss)	$(.08)	$.10	$(.04)	$(.09)

Weighted average common shares	8,371	8,475	8,378	8,418

Year ended December 31, 2003
Net revenues
Products	$23,568	$30,398	$30,625	$22,365
Services	8,509	8,977	8,953	8,510

	32,077	39,375	39,578	30,875

Costs and expenses
Cost of products sold	19,007	24,721	25,278	18,175
Cost of services provided	6,972	6,998	7,258	7,221
Selling and administrative	6,833	6,847	6,845	6,389
Depreciation	590	519	489	507
Interest, net	(22)	(44)	(59)	(41)

	33,380	39,041	39,811	32,251

Income (loss) before income taxes	(1,303)	334	(233)	(1,376)
Income tax provision (benefit)	(391)	114	277	1,209

Net income (loss)	$(912)	$220	$(510)	$(2,585)

Share and Per Share Data
BASIC AND DILUTED
Net income (loss)	$(.11)	$.03	$(.06)	$(.31)

Weighted average common shares	8,367	8,367	8,367	8,367

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charge to		Balance
	beginning	costs and		at end of
Description	of period	expenses	Deductions	period

Year ended December 31, 2004:
Allowance for doubtful accounts	$936	$114	$323	$727
Inventory reserves	871	229	171	929
Deferred tax valuation allowance	3,353	1,550		4,903

	$5,160	$1,893	$494	$6,559

Year ended December 31, 2003:
Allowance for doubtful accounts	$749	$207	$20	$936
Inventory reserves	756	281	166	871
Deferred tax valuation allowance		3,353		3,353

	$1,505	$3,841	$186	$5,160

Year ended December 31, 2002:
Allowance for doubtful accounts	$1,525	$63	$839	$749
Inventory reserves	391	592	227	756

	$1,916	$655	$1,066	$1,505

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.
Item 9A.     Controls and Procedures
      Our management, with the participation of our acting chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, the Company’s acting chief executive officer and chief financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our acting chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      (a) Directors: The information required by Item 10 with respect to Directors will appear in the Proxy Statement for the 2005 Annual Meeting of Shareholders and is hereby incorporated by reference.

      (b) Executive Officers: The information required by Item 10 with respect to Executive Officers will appear in the Proxy Statement for the 2005 Annual Meeting of Shareholders and is hereby incorporated by reference.
      (c) Code of Ethics: Our code of Ethics, as required by Item 406 of Regulation S-K under the Securities Act of 1933, as amended, is available, without charge, upon written request sent to Bell Industries, Inc., Attention Secretary, at the address set forth on the cover page of this Annual Report on Form 10-K.

Item 11.	Executive Compensation
      The information required by Item 11 will appear in the Proxy Statement for the 2005 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by Item 12 will appear in the Proxy Statement for the 2005 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 will appear in the Proxy Statement for the 2005 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services
      The information required by Item 14 will appear in the Proxy Statement for the 2005 Annual Meeting of Shareholders and is hereby incorporated by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedule
      (a)1.     Financial Statements:
      The Consolidated Financial Statements and Report of Independent Accountants dated February 25, 2005 are included under Item 8 of this Annual Report on Form  10-K.
      2.     Financial Statement Schedule:
      The Financial Statement Schedule listed in the Index to Financial Statements included under Item 8 is filed as part of this Annual Report on Form 10-K.
      3.     Exhibits:

Number		Exhibit Title

2	.	Agreement and Plan of Merger, dated as of November 26, 1996 among Registrant, ME Acquisitions, Inc., and Milgray Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Form 8-K dated January 7, 1997.

3	.	The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant’s Form 8-B dated March 22, 1995, as amended.

4	.	The Specimen of Registrant’s Common Stock certificates is incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant’s Form 8-B filed January 15, 1980.

10	.a.	The 1990 Stock Option and Incentive Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held October 29, 1990.

Number		Exhibit Title

b	.	The 1993 Employees’ Stock Purchase Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993.

c	.	The 1994 Stock Option Plan is incorporated by reference to Exhibit A of the Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held on November 1, 1994.

d	.	Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-B dated March 22, 1995, as amended.

e	.	Non-Employee Directors’ Stock Option Plan, as revised is, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K dated December 31, 1995.

f	.	Form of Stock Option Agreement between the Registrant and Non-employee Directors is incorporated by reference to Exhibit 10.m to Registrant’s Form 10-K dated December 31, 1995.

g	.	Amendment to the 1994 Stock Option Plan dated August 8, 1997 is incorporated by reference to Exhibit 99 to Registrant’s Form 10-Q dated June 30, 1997.

h	.	Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August 12, 1997 is incorporated by reference to Exhibit 4.1.1 to Registrant’s Form S-8 dated August 12, 1997.

i	.	1997 Deferred Compensation Plan dated August 27, 1997 is incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 dated August 28, 1997.

j	.	The Employment Agreement between the Registrant and Tracy A. Edwards, dated February 1, 1999 is incorporated by reference to Exhibit 10.s of the Registrants Annual Report on Form 10-K dated December 31, 1998.

k	.	The Agreement of Purchase and Sale dated October 1, 1998 between Bell Industries, Inc. and Arrow Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, event date October 1, 1998.

l	.	Credit Agreement dated as of April 14, 1999 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K dated December 31, 2000.

m	.	First Amendment to Credit Agreement dated as of April 26, 2000 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.y of the Registrant’s. Annual Report on Form 10-K dated December 31, 2000.

n	.	Agreement for Wholesale Financing dated as of May 11, 2001 between the Registrant and Deutsche Financial Services Corporation is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.

o	.	Agreement for Wholesale Financing dated as of June 27, 2001 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.

p	.	The Bell Industries, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit 99. of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.

q	.	Second Amendment to Credit Agreement dated as of March 27, 2002 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2001.

r	.	Amended and Restated Agreement for Wholesale Financing dated as of July 18, 2002 between the Registrant and IBM Credit Corporation.

s	.	Third Amendment to Credit Agreement dated as of May 12, 2003 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K dated December 31, 2003.

t	.	Letter Agreement dated as of August 12, 2003 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.y of the Registrant’s Annual Report on Form 10-K dated December 31, 2003.

Number		Exhibit Title

u	.	The Severance Agreement between the Registrant and Russell A. Doll dated as of December 1, 2003 is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2004.

v	.	Amendment to Agreement for Wholesale financing dated as of December 12, 2003 between the Registrant and GE Commercial Distribution Finance Corporation (formerly known as Deutsche Financial Corporation).

w	.	Letter Agreement dated as of May 11, 2004 between the Registrant and IBM Credit LLC (formerly IBM Credit Corporation).

x	.	The Severance Agreement between the Registrant and Mitchell I. Rosen dated as of January 13, 2005 is incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K dated January 19, 2005.

21	.	Subsidiaries of the Registrant.

23	.	Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Russell A. Doll, Acting Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant, pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Russell A. Doll, Acting Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bell Industries, Inc.

By:	/s/ Russell A. Doll

Russell A. Doll
Acting President and Chief Executive Officer
Date: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Mark E. Schwarz Mark E. Schwarz	Director and Chairman of the Board

/s/ Russell A. Doll Russell A. Doll	Acting President and Chief Executive Officer (Principal Executive Officer) Director

/s/ Mitchell I. Rosen Mitchell I. Rosen	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles B. Graves Charles B. Graves	Director

/s/ L. James Lawson L. James Lawson	Director

/s/ Michael R. Parks Michael R. Parks	Director

EXHIBIT INDEX

Exhibit
Number		Description

2.		Agreement and Plan of Merger, dated as of November 26, 1996 among Registrant, ME Acquisitions, Inc., and Milgray Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Form 8-K dated January 7, 1997.(*)

3.		The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant’s Form 8-B dated March 22, 1995, as amended.(*)

4.		The Specimen of Registrant’s Common Stock certificates is incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant’s Form 8-B filed January 15, 1980.(*)

10.	a.	The 1990 Stock Option and Incentive Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held October 29, 1990.(*)

	b.	The 1993 Employees’ Stock Purchase Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993.(*)

	c.	The 1994 Stock Option Plan is incorporated by reference to Exhibit A of the Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held on November 1, 1994.(*)

	d.	Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-B dated March 22, 1995, as amended.(*)

	e.	Non-Employee Directors’ Stock Option Plan, as revised is, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K dated December 31, 1995.(*)

	f.	Form of Stock Option Agreement between the Registrant and Non-employee Directors is incorporated by reference to Exhibit 10.m to Registrant’s Form 10-K dated December 31, 1995.(*)

	g.	Amendment to the 1994 Stock Option Plan dated August 8, 1997 is incorporated by reference to Exhibit 99 to Registrant’s Form 10-Q dated June 30, 1997.(*)

	h.	Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August 12, 1997 is incorporated by reference to Exhibit 4.1.1 to Registrant’s Form S-8 dated August 12, 1997.(*)

	i.	1997 Deferred Compensation Plan dated August 27, 1997 is incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 dated August 28, 1997.(*)

	j.	The Employment Agreement between the Registrant and Tracy A. Edwards, dated February 1, 1999 is incorporated by reference to Exhibit 10.s of the Registrants Annual Report on Form 10-K dated December 31, 1998.(*)

	k.	The Agreement of Purchase and Sale dated October 1, 1998 between Bell Industries, Inc. and Arrow Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, event date October 1, 1998.(*)

	l.	Credit Agreement dated as of April 14, 1999 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K dated December 31, 2000.(*)

	m.	First Amendment to Credit Agreement dated as of April 26, 2000 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.y of the Registrant’s. Annual Report on Form 10-K dated December 31, 2000.(*)

	n.	Agreement for Wholesale Financing dated as of May 11, 2001 between the Registrant and Deutsche Financial Services Corporation is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.(*)

	o.	Agreement for Wholesale Financing dated as of June 27, 2001 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.(*)

	p.	The Bell Industries, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit 99. of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.(*)

Exhibit
Number		Description

	q.	Second Amendment to Credit Agreement dated as of March 27, 2002 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2001.(*)

	r.	Amended and Restated Agreement for Wholesale Financing dated as of July 18, 2002 between the Registrant and IBM Credit Corporation.

	s.	Third Amendment to Credit Agreement dated as of May 12, 2003 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K dated December 31, 2003.(*)

	t.	Letter Agreement dated as of August 12, 2003 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.y of the Registrant’s Annual Report on Form 10-K dated December 31, 2003.(*)

	u.	The Severance Agreement between the Registrant and Russell A. Doll dated as of December 1, 2003 is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2004.(*)

	v.	Amendment to Agreement for Wholesale financing dated as of December 12, 2003 between the Registrant and GE Commercial Distribution Finance Corporation (formerly known as Deutsche Financial Corporation).

	w.	Letter Agreement dated as of May 11, 2004 between the Registrant and IBM Credit LLC (formerly IBM Credit Corporation)

	x.	The Severance Agreement between the Registrant and Mitchell I. Rosen dated as of January 13, 2005 is incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K dated January 19, 2005.(*)

21.		Subsidiaries of the Registrant.

23.		Consent of Independent Registered Public Accounting Firm.

31.	1	Certification of Russell A. Doll, Acting Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2	Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1	Certification of Russell A. Doll, Acting Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.	2	Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Incorporated by reference.