Form 10-Q
period 2005-03-31
BELL INDUSTRIES INC /NEW/
filed 2005-05-16
CIK 945489

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES ☐ NO ☑

     As of the close of business on May 10, 2005, there were 8,460,224 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BELL INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three months ended
	March 31
	2005	2004
Net revenues
Products	$21,484	$26,095
Services	7,204	8,333

	28,688	34,428

Costs and expenses
Cost of products sold	16,874	21,415
Cost of services provided	6,012	6,732
Selling and administrative	6,516	7,010
Interest, net	(52)	(30)

	29,350	35,127

Loss before income taxes	(662)	(699)
Income tax expense	15

Net loss	$(677)	$(699)

Basic and diluted share and per share data
Net loss	$(.08)	$(.08)

Weighted average common shares	8,454	8,371

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited, dollars in thousands)

	March 31	December 31
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$7,064	$10,801
Accounts receivable, less allowance for doubtful accounts of $691 and $727	16,656	11,455
Inventories	14,633	14,364
Prepaid expenses and other	1,764	1,813

Total current assets	40,117	38,433
Fixed assets, net	3,002	3,139
Other assets	3,505	3,617

	$46,624	$45,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,717	$11,170
Accrued liabilities and payroll	7,837	8,178

Total current liabilities	21,554	19,348

Deferred compensation, environmental matters and other	4,876	5,025

Shareholders’ equity:
Preferred stock
Authorized — 1,000,000 shares, outstanding — none
Common stock
Authorized — 35,000,000 shares, outstanding — 8,460,224 and 8,437,724 shares	32,600	32,545
Accumulated deficit	(12,406)	(11,729)

Total shareholders’ equity	20,194	20,816
Commitments and contingencies

	$46,624	$45,189

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended
	March 31
	2005	2004
Cash flows from operating activities:
Net loss	$(677)	$(699)
Depreciation and amortization	331	447
Provision for losses on accounts receivable	37	73
Changes in assets and liabilities	(3,284)	(4,717)

Net cash used in operating activities	(3,593)	(4,896)

Cash flows from investing activities:
Purchases of fixed assets and other	(199)	(140)

Cash flows from financing activities:
Employee stock plans	55	16

Net decrease in cash and cash equivalents	(3,737)	(5,020)
Cash and cash equivalents at beginning of period	10,801	12,203

Cash and cash equivalents at end of period	$7,064	$7,183

Changes in assets and liabilities:
Accounts receivable	$(5,165)	$(6,702)
Inventories	(269)	(1,214)
Accounts payable	2,547	4,347
Accrued liabilities and other	(397)	(1,148)

Net change	$(3,284)	$(4,717)

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Accounting Principles

The accompanying consolidated condensed financial statements for the three months ended March 31, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent registered public accounting firm, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2004 has been derived from audited financial statements, but does not include all disclosures required by GAAP.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to guidelines of the Securities and Exchange Commission (the “SEC”). Management believes that the disclosure included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but the disclosure contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Shipping and Handling Costs

Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $750,000 during the three months ended March 31, 2005 and $850,000 during the three months ended March 31, 2004. These costs are included within selling and administrative expenses in the Consolidated Condensed Statement of Operations.

Floor Plan Arrangements

The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. At March 31, 2005 and December 31, 2004, the Company had outstanding floor plan obligations of $1.5 million and $2.2 million, respectively, which are classified within accounts payable.

Accrued Liabilities

The Company accrues for liabilities associated with disposed businesses, including amounts related to legal, environmental and contractual matters. Accrued liabilities include approximately $3.7 million and $4.3 million of amounts attributable to disposed businesses at March 31, 2005 and December 31, 2004, respectively.

Stock-Based Compensation

The Company, from time to time, grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants as the exercise price of all options granted is equal to or greater than the fair market value of the Company’s common stock at the date of grant. The following table illustrates the effect on net loss and net loss per share, for each of the three month periods ended March 31, 2005 and 2004, if the Company had applied the fair value method as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (dollars in thousands):

	Three months ended
	March 31
	2005	2004
Net loss, as reported	$(677)	$(699)
Compensation expense as determined under SFAS No. 123	(13)	(30)

Pro forma net loss	$(690)	$(729)

Net loss per share
Basic and diluted — as reported	$(.08)	$(.08)

Basic and diluted — pro forma	$(.08)	$(.09)

Per Share Data

Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. The weighted average number of common shares outstanding for each of the three month periods ended March 31, 2005 and 2004 is set forth in the following table (in thousands):

	Three months ended
	March 31
	2005	2004
Basic weighted average shares outstanding	8,454	8,371
Potentially dilutive stock options	80	88
Anti-dilutive stock options due to net loss in period	(80)	(88)

Diluted weighted average shares outstanding	8,454	8,371

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) revises SFAS No. 123 and APB No. 25 and related interpretations. SFAS No. 123 (revised 2004) requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values in the first interim or annual reporting period beginning after June 15, 2005 either on a retroactive or a prospective basis. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In April 2005, the SEC adopted a rule that delayed the effective date of SFAS No. 123 (revised 2004) to the first annual reporting period beginning after June 15, 2005. The Company is currently estimating the potential impact of the adoption of SFAS No. 123 (revised 2004) and has not yet selected the method of adoption.

Environmental Matters

Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1998, at a former leased facility site of the Company’s Electronics circuit board manufacturer (“ESD”). The ESD business was closed in the early 1990s. At March 31, 2005 and December 31, 2004, ESD estimated future remediation and related costs totaled approximately $3.2 million and $3.3 million, respectively. At March 31, 2005, approximately $1.0 million (estimated current portion) is included in accrued liabilities and $2.2 million (estimated non-current portion) is included in deferred compensation, environmental matters and other in the Consolidated Condensed Balance Sheet. At March 31, 2005 and December 31, 2004, the estimated future amounts to be recovered from insurance totaled $2.4 million and $2.6 million, respectively. At March 31, 2005, approximately $1.1 million (estimated current portion) is included in prepaid expenses and other and $1.3 million (estimated non-current portion) is included in other assets in the Consolidated Condensed Balance Sheet.

Litigation

Williams Electronic Games litigation: In May 1997, Williams Electronics Games, Inc. (“Williams”) filed a complaint in the United States District Court for the Northern District of Illinois (“US District Court”) against a former Williams employee and several other defendants alleging common law fraud and several other infractions related to Williams’ purchase of electronic components at purportedly inflated prices from various electronics distributors under purported kickback arrangements during the period from 1991 to 1996. In May 1998, Williams filed an amended complaint adding several new defendants, including Milgray Electronics, Inc., a publicly traded New York corporation (“Milgray”), which was acquired by the Company in a stock purchase completed in January 1997. The complaint sought an accounting and restitution representing alleged damages as a result of the infractions. The Company has not been named in any complaint and was not a party to the alleged infractions. The Company, as the successor company to Milgray, has vigorously defended the case on several grounds and continues to assert that Milgray did not defraud Williams, and that Williams suffered no damages as electronic components were purchased by Williams at prevailing market prices.

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

Business Segment Information

The Company has three reportable business segments: Technology Solutions, a provider of integrated technology solutions: Recreational Products, a distributor of replacement parts and accessories for recreational and other leisure-time vehicles; and Electronic Components, a specialty supplier and distributor of standard and custom magnetic products.

The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended
	March 31
	2005	2004
Net revenues
Technology Solutions
Products	$8,228	$12,442
Services	7,204	8,333

	15,432	20,775
Recreational Products	11,391	11,520
Electronic Components	1,865	2,133

	$28,688	$34,428

Operating income (loss)
Technology Solutions	$(767)	$(563)
Recreational Products	218	106
Electronic Components	425	438
Corporate costs	(590)	(710)

	(714)	(729)
Interest, net	52	30
Income tax expense	(15)

Net loss	$(677)	$(699)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by, the consolidated condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, within the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and within other filings with the SEC. This discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements that we make in this Quarterly Report are set forth below, are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and are set forth in other reports or documents that we file from time to time with the SEC. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the critical accounting policies were identified which affect the more significant estimates and assumptions used in preparing the consolidated financial statements. These policies have not changed from those previously disclosed.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123 (revised 2004) revises SFAS No. 123 and APB No. 25 and related interpretations. SFAS No. 123 (revised 2004) requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values in the first interim or annual reporting period beginning after June 15, 2005 either on a retroactive or a prospective basis. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In April 2005, the SEC adopted a rule that delayed the effective date of SFAS No. 123 (revised 2004) to the first annual reporting period beginning after June 15, 2005. The Company is currently estimating the potential impact of the adoption of SFAS No. 123 (revised 2004) and has not yet selected the method of adoption.

Results of Operations

The Note to Consolidated Condensed Financial Statements under the heading titled “Business Segment Information”, includes a tabular summary of results of operations by business segment for the three months ended March 31, 2005 and 2004.

Net revenues

Net revenues for the three months ended March 31, 2005 decreased 16.7% to $28.7 million from $34.4 million in 2004. Net revenues are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.

Operating income (loss)

Operating loss for the three months ended March 31, 2005 decreased slightly to $714,000 from $729,000 in 2004. Operating results are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.

Corporate costs

Corporate costs for the three months ended March 31, 2005 decreased 16.9% to $590,000 from $710,000 in 2004. The decrease is attributable to approximately $50,000 in reduced corporate payroll, $25,000 in reduced corporate related insurance costs and other net reductions in corporate expenses.

Interest, net

Net interest income for the three months ended March 31, 2005 increased 73.3% to $52,000 from $30,000 in 2004. The increase is attributable to an increase in interest rates and higher average cash balances.

Technology Solutions

Technology Solutions revenues for the three months ended March 31, 2005 decreased 25.7% to $15.4 million from $20.8 million in 2004. Product revenues for the three months ended March 31, 2005 decreased 33.9% to $8.2 million from $12.4 million in 2004. The decrease in product revenues is attributable to over $2.0 million in sales of laptops to a new client in 2004 that did not recur in 2005 and the increasingly competitive technology hardware environment. Product revenues continue to experience significant volatility due to direct sales models, intense competition and fluctuating technology purchasing cycles. Services revenues for the three months ended March 31, 2005 decreased 13.5% to $7.2 million from $8.3 million in 2004. The decrease in services revenues is attributable to the ending of an outsourcing engagement in 2004 and the ending of a help desk engagement in the current year first quarter. Decreases in services revenues from these two engagements totaling approximately $1.4 million was offset by approximately $300,000 in net increases in services revenues from new and expanded engagements. The operating loss for the three months ended March 31, 2005 increased 36.2% to $767,000 from $563,000 in 2004. The increase in operating loss is primarily attributable to the lower product and services revenues during the 2005 period, offset partially by a higher overall product gross margin percentage on 2005 product sales and continued cost containment efforts which resulted in reductions in administrative expenses.

Recreational Products

Recreational Products revenues for the three months ended March 31, 2005 decreased slightly to $11.4 million from $11.5 million in 2004, while operating income increased to $218,000 from $106,000. The decrease in revenues is attributable to decreases in sales of snowmobile, marine, and motorcycle and ATV products totaling approximately $600,000, offset by increases in sales of recreational vehicle related products totaling approximately $500,000. The increase in operating income is primarily attributable to gross margin percentage improvement from a combination of price increases and favorable product mix.

Electronic Components

Electronic Components revenues for the three months ended March 31, 2005 decreased 12.6% to $1.9 million from $2.1 million in 2004, and operating income decreased slightly to $425,000 from $438,000. Decreased product demand resulted in the lower revenues in 2005. Although overall revenues decreased, the increase in sales of specialty custom products with higher margins contributed to only a slight reduction in operating income in 2005. These custom products include custom coils and inductors used in medical test equipment and lighting fixtures, and specialty magnetic switches for use in military aircraft worldwide.

Cost of products sold

As a percentage of product revenues, cost of products sold for the three months ended March 31, 2005 decreased to 78.5% from 82.1% from in 2004. The decrease is attributable to the higher product margin percentage at the Technology Solutions business unit, gross margin percentage improvement at the Recreational Products business unit and a higher gross margin percentage on custom products at the Electronic Components business unit.

Cost of services provided

As a percentage of services revenues, cost of services provided for the three months ended March 31, 2005 increased to 83.5% from 80.8% in 2004 at the Technology Solutions business unit. The increase is primarily attributable to the $1.1 million decrease in services revenues which resulted in relatively higher payroll related costs to deliver services to existing and new clients during the first quarter of 2005 as compared to 2004.

Selling and administrative expenses

As a percentage of sales, selling and administrative expenses for the three months ended March 31, 2005 increased to 22.7% from 20.4% in 2004. This increase is primarily attributable to the overall decrease in revenues at the Technology Solutions business unit during the first quarter of 2005 as compared to 2004 and the existence of certain fixed operating expenses. While total selling and administrative expenses were reduced by nearly $500,000 during the quarter end March 31, 2005 as compared to 2004, these expenses as a percentage of sales increased based on the overall decrease in sales during the period.

Income tax

For the three months ended March 31, 2005, the Company recorded a provision for income taxes totaling $15,000. This amount is primarily related to state taxes. No provision for income taxes was recorded in the prior year first quarter. As of March 31, 2005, the Company continues to record a full valuation allowance against net deferred tax asset balances.

Net loss

The net loss totaled $677,000 for the three months ended March 31, 2005, a decrease of $22,000 from the net loss in the prior year. The decrease in net loss resulted from the factors described above.

Changes in Financial Condition

Liquidity and Capital Resources

Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	March 31	December 31
	2005	2004
Cash and cash equivalents	$7,064	$10,801
Working capital	$18,563	$19,085
Current ratio	1.9:1	2.0:1
Long-term liabilities to total capitalization	19.4%	19.4%
Shareholders’ equity per share	$2.39	$2.47

	Three months ended
	March 31
	2005	2004
Days’ sales in receivables	49	54
Days’ sales in inventories	54	39

Net cash used in operating activities was $3.6 million for the three months ended March 31, 2005 compared with $4.9 million in 2004. The net cash used in operating activities during 2005 reflects increased accounts receivable, partially offset by increased accounts payable. The increase in accounts receivable was primarily due to increased Recreational Products business unit sales during the first quarter of 2005 as compared to the fourth quarter of 2004 and the timing of receivables collections. Additionally, extended sales terms are provided on certain product sales to Recreational Product business unit customers. Extended terms are also provided by vendors on these products and have contributed to the increase in accounts payable. The net cash used in operating activities in 2004 reflects increased accounts receivable and inventories partially offset by increased accounts payable at the Recreational Products business unit.

Net cash used in investing activities totaled $199,000 for the three months ended March 31, 2005 compared to $140,000 in 2004. Purchases of technology related products and other fixed assets totaled $199,000 and $217,000 for the three months ended March 31, 2005 and 2004, respectively. Proceeds on a note receivable from a business sold in 1999 totaled $77,000 during the three months ended March 31, 2004.

Net cash provided by financing activities totaled $55,000 and $16,000 for the three months ended March 31, 2005 and 2004, respectively, which represented proceeds from the exercise of employee stock options.

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

Contractual Obligations and Commercial Commitments

There have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 4. Controls and Procedures

Our management, with the participation of our acting chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on this evaluation, the Company’s acting chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our acting chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Note to Consolidated Condensed Financial Statements under the heading titled “Litigation”, included in Part I of this report, is incorporated herein by reference.

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

BELL INDUSTRIES, INC.

Dated: May 16, 2005	By:	/s/ Russell A. Doll

Russell A. Doll
Acting President and Chief Executive Officer
(authorized officer of registrant)

Dated: May 16, 2005	By:	/s/ Mitchell I. Rosen

Mitchell I. Rosen
Vice President and Chief Financial Officer
(principal financial and accounting officer)