Form 10-Q
period 2005-06-30
BELL INDUSTRIES INC /NEW/
filed 2005-08-15
CIK 945489

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
YES ☐ NO ☑
     As of the close of business on August 10, 2005, there were 8,460,224 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Net revenues
Products	$29,896	$36,250	$51,380	$62,345
Services	7,462	7,568	14,666	15,901

	37,358	43,818	66,046	78,246

Costs and expenses
Cost of products sold	23,374	29,973	40,248	51,388
Cost of services provided	5,835	6,000	11,847	12,732
Selling and administrative	7,207	7,012	13,723	14,022
Interest, net	(36)	(38)	(88)	(68)

	36,380	42,947	65,730	78,074

Income before income taxes	978	871	316	172
Income tax expense	30	44	45	44

Net income	$948	$827	$271	$128

Share and Per Share Data
BASIC
Net income	$.11	$.10	$.03	$.02

Weighted average common shares	8,460	8,375	8,457	8,373

DILUTED
Net income	$.11	$.10	$.03	$.02

Weighted average common shares	8,493	8,475	8,513	8,467

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(Unaudited, dollars in thousands)

	June 30	December 31
	2005	2004
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$8,642	$10,801
Accounts receivable, less allowance for doubtful accounts of $758 and $727	19,254	11,455
Inventories	10,920	14,364
Prepaid expenses and other	2,247	1,813

Total current assets	41,063	38,433
Fixed assets, net	3,314	3,139
Other assets	3,438	3,617

	$47,815	$45,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,949	$11,170
Accrued liabilities and payroll	7,794	8,178

Total current liabilities	21,743	19,348

Deferred compensation, environmental matters and other	4,930	5,025

Shareholders’ equity:
Preferred stock
Authorized — 1,000,000 shares, outstanding — none
Common stock
Authorized — 35,000,000 shares, outstanding — 8,460,224 and 8,437,724 shares	32,600	32,545
Accumulated deficit	(11,458)	(11,729)

Total shareholders’ equity	21,142	20,816
Commitments and contingencies

	$47,815	$45,189

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30
	2005	2004
Cash flows from operating activities:
Net income	$271	$128
Depreciation and amortization	659	902
Provision for losses on accounts receivable	106	72
Changes in assets and liabilities	(2,937)	(5,172)

Net cash used in operating activities	(1,901)	(4,070)

Cash flows from investing activities:
Purchases of fixed assets and other	(313)	(180)

Cash flows from financing activities:
Employee stock plans	55	27

Net decrease in cash and cash equivalents	(2,159)	(4,223)
Cash and cash equivalents at beginning of period	10,801	12,203

Cash and cash equivalents at end of period	$8,642	$7,980

Changes in assets and liabilities:
Accounts receivable	$(7,830)	$(7,393)
Inventories	3,444	(115)
Accounts payable	2,779	3,425
Accrued liabilities and other	(1,330)	(1,089)

Net change	$(2,937)	$(5,172)

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Accounting Principles
The accompanying consolidated condensed financial statements for the three and six month periods ended June 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent registered public accounting firm, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2004 has been derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Shipping and Handling Costs
Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products, totaled approximately $1.0 million and $1.8 million during the three and six month periods ended June 30, 2005 and $1.0 million and $1.9 million during the three and six month periods ended June 30, 2004. These costs are included within selling and administrative expenses in the Consolidated Condensed Statement of Operations.
Floor Plan Arrangements
The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. At June 30, 2005 and December 31, 2004, the Company had outstanding floor plan obligations of $250,000 and $2.2 million, respectively, which are classified within accounts payable.
Accrued Liabilities
The Company accrues for liabilities associated with disposed businesses, including amounts related to legal, environmental and contractual matters. Accrued liabilities include approximately $3.5 million and $4.3 million of amounts attributable to disposed businesses at June 30, 2005 and December 31, 2004, respectively.
Stock-Based Compensation
The Company, from time to time, grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants as the exercise price of all options granted is equal to or greater than the fair market value of the Company’s common stock at the date of grant. The following table illustrates the effect on net income and net income per share, for each of the three and six month periods ended June 30, 2005 and 2004, if the Company had applied the fair value method as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (dollars in thousands):

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Net income, as reported	$948	$827	$271	$128
Compensation expense as determined under SFAS No. 123	(19)	(37)	(32)	(67)

Pro forma net income	$929	$790	$239	$61

Net income per share
Basic and diluted — as reported	$.11	$.10	$.03	$.02

Basic and diluted — pro forma	$.11	$.09	$.03	$.01

Per Share Data
Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. The weighted average number of common shares outstanding for each of the three and six month periods ended June 30, 2005 and 2004 is set forth in the following table (in thousands):

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Basic weighted average shares outstanding	8,460	8,375	8,457	8,373
Dilutive stock options	33	100	56	94

Diluted weighted average shares outstanding	8,493	8,475	8,513	8,467

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
Environmental Matters
Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1998, at a former leased facility site of the Company’s electronics circuit board manufacturing business (“ESD”). ESD was closed in the early 1990s. At June 30, 2005 and December 31, 2004. Estimated future remediation and related costs for ESD totaled approximately $3.0 million and $3.3 million, respectively. At June 30, 2005, approximately $850,000 (estimated current portion) is included in accrued liabilities and $2.1 million (estimated non-current portion) is included in deferred compensation, environmental matters and other in the Consolidated Condensed Balance Sheet. At June 30, 2005 and December 31, 2004, the estimated future amounts to be recovered from insurance totaled $2.3 million and $2.6 million, respectively. At June 30, 2005, approximately $1.1 million (estimated current portion) is included in prepaid expenses and other and $1.2 million (estimated non-current portion) is included in other assets in the Consolidated Condensed Balance Sheet.

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
Business Segment Information
The Company has three reportable business segments: Technology Solutions, a provider of integrated technology solutions: Recreational Products, a distributor of replacement parts and accessories for recreational and other leisure-time vehicles; and Electronic Components, a specialty manufacturer and seller of standard and custom magnetic products.
The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Net revenues
Technology Solutions
Products	$13,895	$19,459	$22,123	$31,901
Services	7,462	7,568	14,666	15,901

	21,357	27,027	36,789	47,802
Recreational Products	13,920	14,651	25,311	26,171
Electronic Components	2,081	2,140	3,946	4,273

	$37,358	$43,818	$66,046	$78,246

Operating income (loss)
Technology Solutions	$307	$75	$(460)	$(488)
Recreational Products	834	1,002	1,052	1,108
Electronic Components	510	464	935	902
Corporate costs	(709)	(708)	(1,299)	(1,418)

	942	833	228	104
Interest, net	36	38	88	68
Income tax expense	(30)	(44)	(45)	(44)

Net income	$948	$827	$271	$128

Subsequent Event
During July 2005, the Company’s largest client, Philip Morris USA, a subsidiary of Altria Group, Inc., indicated its intention to transition certain outsourcing services and product sales provided by the Company to a new vendor on or before the contract termination date of April 2006. We are awaiting final determination of the details of this transition, including the timing of the transition. For the six months ended June 30, 2005, the portion of the engagement covered by this contractual relationship generated approximately $4.0 million in services revenue and $2.0 million in product revenues. For the six months ended June 30, 2004, services revenues from this portion of the engagement totaled approximately $4.0 million and product revenues amounted to approximately $6.7 million, of which approximately $4.5 million was related to a large product deployment engagement.
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
Results of Operations
The Note to Consolidated Condensed Financial Statements under the heading titled “Business Segment Information” includes a tabular summary of results of operations by business segment for the three and six month periods ended June 30, 2005 and 2004.
Net revenues
Net revenues for the three months ended June 30, 2005 decreased 14.7% to $37.4 million from $43.8 million in 2004. For the six months ended June 30, 2005, net revenues decreased 15.6% to $66.0 million from $78.2 million in 2004. Net revenues are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.

Operating income
Operating income for the three months ended June 30, 2005 increased 13.1% to $942,000 from $833,000 in 2004. For the six months ended June 30, 2005, operating income increased 119.2% to $228,000 from $104,000 in 2004. Operating results are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.
Corporate costs
Corporate costs totaled approximately $700,000 during each of the three-month periods ended June 30, 2005 and 2004. For the six months ended June 30, 2005 corporate costs decreased 8.4% to $1.3 million from $1.4 million in 2004. The decrease is attributable to reduced corporate payroll, reduced corporate related insurance costs and other net reductions in corporate expenses.
Interest, net
Net interest income for the three months ended June 30, 2005 decreased slightly to $36,000 from $38,000 in 2004. For the six months ended June 30, 2005, net interest income increased to $88,000 from $68,000 in 2004. The increase is attributable to an increase in interest rates and higher average cash balances during the first quarter of 2005.
Technology Solutions
Technology Solutions revenues for the three months ended June 30, 2005 decreased 21.0% to $21.4 million from $27.0 million in 2004. For the six months ended June 30, 2005, Technology Solutions revenues decreased 23.0% to $36.8 million from $47.8 million in 2004. Product revenues for three months ended June 30, 2005 decreased 28.6% to $13.9 million from $19.5 million in 2004. For the six months ended June 30, 2005, product revenues decreased 30.7% to $22.1 million from $31.9 million in 2004. The decrease in product revenues is primarily attributable to a large product deployment engagement for a major account totaling approximately $4.5 million during the second quarter of 2004 that was not repeated this year and the continued significant market pressure due to direct sales models, intense price competition and extended technology purchasing cycles. The gross margin percentage on product sales increased during the three months ended June 30, 2005 as compared to the prior year due to stronger margins from the Company’s education account base and the non-recurrence in 2005 of the lower margin percentage on the large product deployment engagement in 2004. Services revenues for the three months ended June 30, 2005 decreased slightly to $7.5 million from $7.6 in 2004. For the six months ended June 30, 2005, services revenues decreased 7.8% to $14.7 million from $15.9 million in 2004. The decrease in services revenues is attributable to the ending of an outsourcing engagement in 2004 and the ending of a help desk engagement in the current year first quarter. Decreases in services revenues from these two engagements totaling approximately $1.8 million for the six months ended June 30, 2005 were offset by approximately $600,000 in net increases in services revenues from new and expanded engagements. Operating income for the three months ended June 30, 2005 increased to $307,000 from $75,000 in 2004. For the six months ended June 30, 2005, operating loss decreased 5.7% to $460,000 from $488,000 in 2004. The improvement in operating results for the six months ended June 30, 2005 is primarily attributable to the stronger product margins from the Company’s education account base and an increase in reverse logistics and depot repair business.
During July 2005, the Company’s largest client, Philip Morris USA, a subsidiary of Altria Group, Inc., indicated its intention to transition certain outsourcing services and product sales provided by the Company to a new vendor on or before the contract termination date of April 2006. We are awaiting final determination of the details of this transition, including the timing of the transition. For the six months ended June 30, 2005, the portion of the engagement covered by this contractual relationship generated approximately $4.0 million in services revenue and $2.0 million in product revenues. For the six months ended June 30, 2004, services revenues from this portion of the engagement totaled approximately $4.0 million and product revenues amounted to approximately $6.7 million, of which approximately $4.5 million was related to the large product deployment engagement.

Recreational Products
Recreational Products revenues for the three months ended June 30, 2005 decreased 5.0% to $13.9 million from $14.7 million in 2004, and operating income decreased 16.8% to $834,000 from $1.0 million. For the six months ended June 30, 2005, Recreational Products revenues decreased 3.3% to $25.3 million from $26.2 million in 2004, and operating income decreased 5.1% to $1,052,000 from $1,108,000. Operating results for the three months ended June 30, 2005 were impacted by Midwest weather that resulted in a delay to the start of the spring selling season.
Electronic Components
Electronic Components revenues for the three months ended June 30, 2005 decreased 2.8% to $2,081,000 from $2,140,000 in 2004, while operating income increased 9.9% to $510,000 from $464,000. For the six months ended June 30, 2005, Electronic Components revenues decreased 7.7% to $3.9 million from $4.3 million in 2004, while operating income increased 3.7% to $935,000 from $902,000. Despite the lower sales volume, increased sales of custom products and better vendor pricing resulted in higher overall gross margins during the 2005 periods. These custom products include custom coils and inductors used in medical test equipment and lighting fixtures, and in specialty magnetic switches for use in military aircraft worldwide.
Cost of products sold
As a percentage of product revenues, cost of products sold for the three months ended June 30, 2005 decreased to 78.2% from 82.7% in 2004. For the six months ended June 30, 2005, this percentage decreased to 78.3% from 82.4% in 2004. These decreases are primarily attributable to the stronger margins from the Technology Solutions education account base during 2005 coupled with the non-recurrence of lower margins achieved on the large product deployment engagement during 2004 and gross margin percentage improvement at the Recreational Products and Electronic Components business units.
Cost of services provided
As a percentage of services revenues, cost of services provided for the three months ended June 30, 2005 decreased to 78.2% from 79.3% in 2004. For the six months ended June 30, 2005 this percentage increased to 80.8% from 80.1% in 2004. The decrease for the three months ended June 30, 2005 is attributable to improved margins arising principally on increased revenues from reverse logistics and depot repair engagements. The overall increase for the six months ended June 30, 2005 is attributable to the $1.1 million decrease in services revenues during the first quarter of 2005 which resulted in relatively higher payroll related costs to deliver services to existing and new clients.
Selling and administrative expenses
As a percentage of sales, selling and administrative expenses for the three months ended June 30, 2005 increased to 19.3% from 16.0% in 2004. For the six months ended June 30, 2005, this percentage increased to 20.8% from 17.9% in 2004. These increases are primarily attributable to the overall decrease in revenues at the Technology Solutions business unit and the existence of certain fixed expenses. While total selling and administrative expenses decreased by approximately $300,000 during the six months ended June 30, 2005 as compared to 2004, these expenses as a percentage of sales increased because of the overall decrease in sales during the period.
Income tax
Income tax expense totaled $30,000 and $44,000 for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, income tax expense totaled $45,000 and $44,000, respectively. These amounts primarily relate to state taxes. As of June 30, 2005, the Company continues to record a full valuation allowance against net deferred tax asset balances.
Net income
Net income for the three months ended June 30, 2005 totaled $948,000, an increase of 14.6% from the prior year period. For the six months ended June 30, 2005, net income totaled $271,000, an increase of 111.7% from the prior year period. The changes in net income resulted from the factors described above.

Changes in Financial Condition
Liquidity and Capital Resources
Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	June 30	December 31
	2005	2004
Cash and cash equivalents	$8,642	$10,801
Working capital	$19,320	$19,085
Current ratio	1.9:1	2.0:1
Long-term liabilities to total capitalization	18.9%	19.4%
Shareholders’ equity per share	$2.50	$2.47

	Three months ended
	June 30
	2005	2004
Days’ sales in receivables	45	47
Days’ sales in inventories	36	29
Net cash used in operating activities was $1.9 million for the six months ended June 30, 2005, compared with $4.1 million in 2004. The net cash used in operating activities during 2005 reflects increased accounts receivable, partially offset by decreased inventory levels and increased accounts payable. The increase in accounts receivable is primarily attributable to higher sales during June 2005 as compared to December 2004 and the timing of receivables collections. The increase in accounts payables relates to increased purchasing to support the higher sales level. The decrease in inventory is primarily attributable to reduced inventory levels at the Recreational Products business unit. The net cash used in operating activities in 2004 reflects increased accounts receivable partially offset by increased accounts payable.
Net cash used in investing activities totaled $313,000 for the six months ended June 30, 2005 compared to $180,000 in 2004. Purchases of technology related products and other fixed assets totaled $313,000 and $346,000 for the six months ended June 30, 2005 and 2004, respectively. Proceeds on a note receivable from a business sold in 1999 totaled $166,000 during the six months ended June 30, 2004.
Net cash provided by financing activities totaled $55,000 and $27,000 for the six months ended June 30, 2005 and 2004, respectively, which represented proceeds from the exercise of employee stock options.
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
Sales of our products and services in our technology solutions and electronic components businesses have been and will continue to be concentrated in a small number of clients and customers. Three of our clients accounted for approximately 39% of our total revenues for 2004 in our technology solutions business, with one client, Philip Morris USA, accounting for approximately 14% of our total consolidated net revenues for the year. Similarly, five customers accounted for approximately 64% of our total sales of electronic components in 2004. In the event that any of these major customers or clients should cease to purchase products or services from us, or purchase significantly fewer products and services in the future, we could experience materially adverse effects on our business, financial condition and results of operations.
During July 2005, Philip Morris USA indicated its intention to transition certain outsourcing services and product sales provided by the Company to a new vendor on or before the contract termination date of April 2006. We are awaiting the final determination of the details of this transition, including the timing of the transition. We plan to aggressively realign our cost structure in response to this development.
Our recreational products business is seasonal and is subject to fluctuations, based upon various economic and climatic conditions that could harm us.
Sales of our recreational products are affected directly by the usage levels and purchases of recreational vehicles, snowmobiles, motorcycles and ATVs, and marine products. The purchase and, in particular, the usage of these types of vehicles, are affected by weather conditions. As a result, sales of our recreational products business are highly susceptible to unpredictable events, and ordinarily decline in the winter months resulting in losses during these periods of the year. Additionally, unusual weather conditions in a particular season, such as unusually cold weather in the spring or summer months, can cause period-to-period fluctuations in our sales of recreational products. The usage and purchases of recreational vehicles, snowmobiles, motorcycles and ATVs, and marine products are also affected by consumers’ level of discretionary income and their confidence about economic conditions and changes in interest rates and in the availability and cost of gasoline. As a result, sales of our recreational products can fluctuate based upon unpredictable circumstances that are outside of our control.
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
Item 4. Controls and Procedures
Our management, with the participation of our acting chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, the Company’s acting chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our acting chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Note to Consolidated Condensed Financial Statements under the heading titled “Litigation”, included in Part I of this report, is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on May 24, 2005 to vote on the election of five directors to hold office until the next Annual Meeting of Shareholders. All of management’s nominees for director as listed in the proxy statement were elected with the following vote:

		Votes	Votes
Directors	Votes for	against	withheld
Russell A. Doll	7,373,983	-0-	43,615
John A. Fellows	7,307,551	-0-	110,047
L. James Lawson	7,269,353	-0-	148,245
Michael R. Parks	7,311,644	-0-	105,954
Mark E. Schwarz	7,036,026	-0-	381,572
Item 5. Other Information
None

Item 6. Exhibits

31.1	Certification of Russell A. Doll, Acting Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Russell A. Doll, Acting Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL INDUSTRIES, INC.

Dated: August 15, 2005	By:	/s/ Russell A. Doll

Russell A. Doll
Acting President and Chief Executive Officer
(authorized officer of registrant)

Dated: August 15, 2005	By:	/s/ Mitchell I. Rosen

Mitchell I. Rosen
Vice President and Chief Financial Officer
(principal financial and accounting officer)