Form 10-Q
period 2005-09-30
BELL INDUSTRIES INC /NEW/
filed 2005-11-15
CIK 945489

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
YES ☐ NO ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
     As of the close of business on November 8, 2005, there were 8,460,224 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Net revenues
Products	$31,424	$32,300	$82,804	$94,645
Services	7,772	7,190	22,438	23,091

	39,196	39,490	105,242	117,736

Costs and expenses
Cost of products sold	25,436	26,445	65,684	77,833
Cost of services provided	6,185	5,687	18,032	18,419
Selling and administrative	6,905	6,980	20,628	21,002
Interest, net	(93)	(39)	(181)	(107)
Special items	325	700	325	700

	38,758	39,773	104,488	117,847

Income (loss) before income taxes	438	(283)	754	(111)
Income tax expense	15	31	60	75

Net income (loss)	$423	$(314)	$694	$(186)

Share and Per Share Data:
Basic
Net income (loss)	$.05	$(.04)	$.08	$(.02)

Weighted average common shares	8,460	8,378	8,458	8,375

Diluted
Net income (loss)	$.05	$(.04)	$.08	$(.02)

Weighted average common shares	8,479	8,378	8,502	8,375

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(Unaudited, dollars in thousands)

	September 30	December 31
	2005	2004
	Unaudited
ASSETS
Current assets
Cash and cash equivalents	$11,955	$10,801
Accounts receivable, less allowance for doubtful accounts of $801 and $727	15,680	11,455
Inventories	10,181	14,364
Prepaid expenses and other	2,235	1,813

Total current assets	40,051	38,433
Fixed assets, net	3,137	3,139
Other assets	3,374	3,617

	$46,562	$45,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,363	$11,170
Accrued liabilities and payroll	8,827	8,178

Total current liabilities	20,190	19,348

Deferred compensation, environmental matters and other	4,807	5,025

Shareholders’ equity:
Preferred stock
Authorized — 1,000,000 shares, outstanding — none
Common stock
Authorized — 35,000,000 shares, outstanding — 8,460,224 and 8,437,724 shares	32,600	32,545
Accumulated deficit	(11,035)	(11,729)

Total shareholders’ equity	21,565	20,816
Commitments and contingencies

	$46,562	$45,189

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30
	2005	2004
Cash flows from operating activities:
Net income (loss)	$694	$(186)
Depreciation and amortization	980	1,308
Provision for losses on accounts receivable	151	115
Changes in assets and liabilities	(315)	(2,011)

Net cash provided by (used in) operating activities	1,510	(774)

Cash flows from investing activities:
Purchases of fixed assets and other	(411)	(362)

Cash flows from financing activities:
Employee stock plans	55	27

Net increase (decrease) in cash and cash equivalents	1,154	(1,109)
Cash and cash equivalents at beginning of period	10,801	12,203

Cash and cash equivalents at end of period	$11,955	$11,094

Changes in assets and liabilities:
Accounts receivable	$(4,299)	$1,559
Inventories	4,183	731
Accounts payable	193	(3,309)
Accrued liabilities and other	(392)	(992)

Net change	$(315)	$(2,011)

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Accounting Principles
The accompanying consolidated condensed financial statements for the three and nine month periods ended September 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent registered public accounting firm, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2004 has been derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Special Items
During the quarter ended September 30, 2005, the Company recorded a special pre-tax charge totaling $325,000 in connection with a severance agreement for a former executive. Substantially all costs related to this charge were paid in October 2005. During the quarter ended September 30, 2004, the Company recorded a special pre-tax charge totaling $700,000 in connection with an employment agreement for another former executive. Substantially all costs related to this charge were paid in October 2004.
Shipping and Handling Costs
Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $1.0 million and $2.8 million during the three and nine month periods ended September 30, 2005 and $1.1 million and $3.0 million during the three and nine month periods ended September 30, 2004. These costs are included within selling and administrative expenses in the Consolidated Condensed Statement of Operations.
Floor Plan Arrangements
The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. At September 30, 2005 and December 31, 2004, the Company had outstanding floor plan obligations of approximately $100,000 and $2.2 million, respectively, which are classified within accounts payable.
Accrued Liabilities
The Company accrues for liabilities associated with disposed businesses, including amounts related to legal, environmental and contractual matters. Accrued liabilities include approximately $3.5 million and $4.3 million of amounts attributable to disposed businesses at September 30, 2005 and December 31, 2004, respectively.
Stock-Based Compensation
The Company, from time to time, grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants as the exercise price of all options granted is equal to or greater than the fair market value of the Company’s common stock at the date of grant. The following table illustrates the effect on net income and net income per share, for each of the three and nine month periods ended September 30, 2005 and 2004, if the Company had applied the fair value method as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” (dollars in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Net income (loss), as reported	$423	$(314)	$694	$(186)
Compensation expense as determined under SFAS No. 123	(34)	(45)	(66)	(112)

Pro forma net income (loss)	$389	$(359)	$628	$(298)

Net income (loss) per share
Basic and diluted — as reported	$.05	$(.04)	$.08	$(.02)

Basic and diluted — pro forma	$.05	$(.04)	$.07	$(.04)

Per Share Data
Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. The weighted average number of common shares outstanding for each of the three and nine month periods ended September 30, 2005 and 2004 is set forth in the following table (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Basic weighted average shares outstanding	8,460	8,378	8,458	8,375
Potentially dilutive stock options	19	82	44	90
Anti-dilutive stock options due to net loss in period		(82)		(90)

Diluted weighted average shares outstanding	8,479	8,378	8,502	8,375

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
Environmental Matters
Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1998, at a former leased facility site of the Company’s electronics circuit board manufacturing business (“ESD”). ESD was closed in the early 1990s. At September 30, 2005 and December 31, 2004, ESD estimated future remediation and related costs totaled approximately $2.8 million and $3.3 million, respectively. At September 30, 2005, approximately $800,000 (estimated current portion) is included in accrued liabilities and $2.0 million (estimated non-current portion) is included in deferred compensation, environmental matters and other in the Consolidated Condensed Balance Sheet. At September 30, 2005 and December 31, 2004, the estimated future amounts to be recovered from insurance totaled $2.3 million and $2.6 million, respectively. At September 30, 2005, approximately $1.2 million (estimated current portion) is included in prepaid expenses and other and $1.1 million (estimated non-current portion) is included in other assets in the Consolidated Condensed Balance Sheet.

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
The case proceeded to trial, which commenced and ended in March 2002, with a jury verdict resulting in Milgray having no liability to Williams. In July 2002, Williams appealed the jury verdict and, in April 2004, the United States Court of Appeals for the 7th Circuit (“US Appellate Court”) rendered its decision. The US Appellate Court concluded that jury instructions issued by the US District Court were in error and the case was ordered for retrial of Williams’ fraud and restitution claims. The case was remanded to the US District Court and a new judge was assigned. In September 2005, the US District Court entered its order declining to exercise supplemental jurisdiction over Williams’ claims and dismissing Williams’ case without prejudice. The US District Court noted in its order that Williams could pursue its claims in Illinois State Courts. In October 2005, Williams filed a Notice of Appeal to the US Appellate Court from the judgment of dismissal entered by the US District Court. Williams’ claim for compensatory damages is approximately $8.7 million, not including an additional claim of $4.8 million for pre-judgment interest. While the Company cannot predict the outcome of this litigation, a final judgment favorable to Williams could have a material adverse effect on the Company’s results of operations, cash flows or financial position. Management intends to continue a vigorous defense.
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
The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004
Net revenues
Technology Solutions
Products	$17,182	$18,629	$39,305	$50,530
Services	7,772	7,190	22,438	23,091

	24,954	25,819	61,743	73,621
Recreational Products	12,122	11,878	37,433	38,049
Electronic Components	2,120	1,793	6,066	6,066

	$39,196	$39,490	$105,242	$117,736

Operating income (loss)
Technology Solutions	$418	$177	$(42)	$(311)
Recreational Products	478	432	1,530	1,540
Electronic Components	468	335	1,403	1,237
Corporate costs	(694)	(566)	(1,993)	(1,984)
Special items	(325)	(700)	(325)	(700)

	345	(322)	573	(218)
Interest, net	93	39	181	107
Income tax expense	(15)	(31)	(60)	(75)

Net income (loss)	$423	$(314)	$694	$(186)

Termination of a Material Definitive Agreement
During July 2005, the Company’s largest client, Philip Morris USA, a subsidiary of the Altria Group, Inc., indicated its intention to terminate certain outsourcing and product sales provided by the Company to a new vendor on or before the contract termination date of April 2006. During September 2005, written notification was received that terminates the enterprise service desk services portion of the engagement, effective April 1, 2006. We are awaiting final details of the transition, including the timing of the transition of the other contractual portions of the engagement. For the nine months ended September 30, 2005, the portion of the engagement covered by this contractual relationship generated approximately $5.9 million in services revenue and $3.5 million in product revenues. For the nine months ended September 30, 2004, services revenues from this portion of the engagement totaled approximately $6.2 million and product revenues amounted to approximately $9.2 million, of which approximately $6.4 million was related to a large product deployment engagement.
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
Results of Operations
The Note to Consolidated Condensed Financial Statements under the heading titled “Business Segment Information” includes a tabular summary of results of operations by business segment for the three and nine month periods ended September 30, 2005 and 2004.
Net revenues
Net revenues for the three months ended September 30, 2005 decreased slightly to $39.2 million from $39.5 million in 2004. For the nine months ended September 30, 2005, net revenues decreased 10.6% to $105.2 million from $117.7 million in 2004. Net revenues are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.

Operating income (loss)
Operating income for the three months ended September 30, 2005 totaled $345,000, including a special pre-tax charge totaling $325,000. This compared to an operating loss in 2004 of $322,000, including a special pre-tax charge totaling $700,000. For the nine months ended September 30, 2005, operating income totaled $573,000, including the $325,000 charge. This compared to an operating loss of $218,000 in 2004, including the $700,000 charge. Operating results are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.
Corporate costs
Corporate costs for the three months ended September 30, 2005 increased 22.6% to $694,000 from $566,000 in 2004. For each of the nine months ended September 30, 2005 and 2004, corporate costs totaled approximately $2.0 million. The increase in corporate costs for the three months ended September 30, 2005 is primarily attributable to amounts collected during the three months ended September 30, 2004 on a fully reserved note receivable related to a previously sold business.
Special items
During the quarter ended September 30, 2005, the Company recorded a special pre-tax charge totaling $325,000 in connection with a severance agreement with a former executive. During the quarter ended September 30, 2004, the Company recorded a special pre-tax charge totaling $700,000 in connection with an employment agreement for another former executive.
Interest, net
Net interest income for the three months ended September 30, 2005 increased to $93,000 from $39,000 in 2004. For the nine months ended September 30, 2005, net interest income increased to $181,000 from $107,000 in 2004. The increase in net interest income is primarily attributable to higher average cash balances and higher interest rates during the three months ended September 30, 2005 as compared to the corresponding period in 2004.
Technology Solutions
Technology Solutions revenues for the three months ended September 30, 2005 decreased 3.4% to $25.0 million from $25.8 million in 2004. For the nine months ended September 30, 2005, Technology Solutions revenues decreased $11.9 million to $61.7 million from $73.6 million in 2004. Product revenues for three months ended September 30, 2005 decreased 7.8% to $17.2 million from $18.6 million in 2004. For the nine months ended September 30, 2005, product revenues decreased 22.2% to $39.3 million from $50.5 million in 2004. The decrease in product revenues is primarily attributable to a large product deployment engagement for a major account during the second and third quarters of 2004 that was not repeated this year and the continued market pressure due to direct sales models, intense price competition and extended technology purchasing cycles. Gross margin percentage increased on product sales for both the three and nine month periods ended September 30, 2005 as compared to the corresponding periods in 2004 due to stronger margins from education accounts and the lower overall margin percentage on the large product deployment engagement during 2004. Services revenues for the three months ended September 30, 2005 increased 8.1% to $7.8 million from $7.2 million in 2004. For the nine months ended September 30, 2005, services revenues decreased 2.8% to $22.4 million from $23.1 million in 2004. The increase in services revenues during the three months ended September 30, 2005 is attributable to an increase of approximately $1.3 million in reverse logistics and depot repair business from new and existing engagements offset by approximately $300,000 related to the ending of a help desk engagement in the current year first quarter and other net decreases in services revenues totaling approximately $400,000. The decrease in services revenues for the nine months ended September 30, 2005 is attributable to the ending of the help desk engagement and the ending of an outsourcing engagement in 2004. Decreases in services revenues from these engagement totaling approximately $2.1 million was offset by approximately $1.4 million in net increases in services revenues from new and expanded engagements. Operating income for the three months ended September 30, 2005 increased 136.2% to $418,000 from $177,000 in 2004. For the nine months ended September 30, 2005, operating loss decreased to $42,000 from $311,000 in 2004. The improvement in operating results is primarily attributable to cost containment efforts and related reductions in administrative expenses and the revenue increase in reverse logistics and depot repair business.
During July 2005, the Company’s largest client, Philip Morris USA, a subsidiary of the Altria Group, Inc., indicated its intention to terminate certain outsourcing and product sales provided by the Company to a new vendor on or before the contract termination date of April 2006. During September 2005, written notification was received that terminates the enterprise service desk services portion of the engagement, effective April 1, 2006. We are awaiting final details of the transition, including the timing of the transition of the other contractual portions of the engagement. For the nine months ended September 30, 2005, the portion of the engagement covered by this contractual relationship generated approximately $5.9 million in services revenue and $3.5 million in product revenues. For the nine months ended September 30, 2004, services revenues from this portion of the engagement totaled approximately $6.2 million and product revenues amounted to approximately $9.2 million, of which approximately $6.4 million was related to the large product deployment engagement mentioned above.

Recreational Products
Recreational Products revenues for the three months ended September 30, 2005 increased slightly to $12.1 million from $11.9 million in 2004, while operating income increased to $478,000 from $432,000. For the nine months ended September 30, 2005, Recreational Products revenues decreased slightly to $37.4 million from $38.0 million, and operating income was $1.5 million in both periods. Slight increases in sales of marine, snow, cycle and ATV products during the nine months ended September 30, 2005 were offset by a decrease in sales of recreational vehicle products.
Electronic Components
Electronic Components revenues for the three months ended September 30, 2005 increased 18.2% to $2.1 million from $1.8 million in 2004, and operating income increased 39.7% to $468,000 from $335,000. Electronic Components revenues totaled $6.1 million for both the nine months ended September 30, 2005 and 2004, and operating income increased 13.4% to $1.4 million in 2005 from $1.2 million in 2004. An increase in stocking package sales to certain large customers contributed to the overall increase in sales during the three months ended September 30, 2005 as compared to the prior year.
Cost of products sold
As a percentage of product revenues, cost of products sold for the three months ended September 30, 2005 decreased to 80.9% from 81.9% in 2004. For the nine months ended September 30, 2005, this percentage decreased to 79.3% from 82.2%. These decreases are primarily attributable to the stronger margins from the Technology Solutions education account base during 2005 coupled with the non-recurrence of lower margins achieved on the large product deployment engagement during 2004.
Cost of services provided
As a percentage of services revenues, cost of services provided for the three months ended September 30, 2004 increased to 79.6% from 79.1% in 2004 at the Technology Solutions business unit. For the nine months ended September 30, 2005, this percentage increased to 80.4% from 79.8% in 2004. These increases are primarily attributable to slightly lower margins on increased revenues from reverse logistics and depot repair business during the three months ended September 30, 2005 as compared to the prior year and the $1.1 million decrease in services revenues during the first quarter of 2005 which resulted in relatively higher payroll related service delivery costs.
Selling and administrative expenses
As a percentage of revenues, selling and administrative expenses for the three months ended September 30, 2005 decreased slightly to 17.6% from 17.7% in 2004. For the nine months ended September 30, 2005, this percentage increased to 19.6% from 17.8%. The increase for the nine months ended September 30, 2005 is primarily attributable to the overall decrease in revenues at the Technology Solutions business unit and the existence of certain fixed expenses. While total selling and administrative expenses decreased nearly $400,000 during the nine months ended September 30, 2005, these expenses as a percentage of sales increased because of the overall decrease in sales during the period.
Income tax
Income tax expense totaled $15,000 and $31,000 for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, income tax expense totaled $60,000 and $75,000, respectively. These amounts primarily relate to state taxes. As of September 30, 2005, the Company continues to record a full valuation allowance against net deferred tax asset balances.
Net income (loss)
Net income for the three months ended September 30, 2005 totaled $423,000, including the $325,000 pre-tax special charge described above, compared to a net loss in the corresponding prior year period of $314,000, including the $700,000 pre-tax special charge described above. For the nine months ended September 30, 2005, net income totaled $694,000, including the $325,000 pre-tax special charge, compared to a net loss of $186,000 in the corresponding prior year period, including the $700,000 pre-tax special charge. These changes in net income (loss) resulted from the factors described above.

Changes in Financial Condition
Liquidity and Capital Resources
Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	September 30	December 31
	2005	2004
Cash and cash equivalents	$11,955	$10,801
Working capital	$19,861	$19,085
Current ratio	2.0:1	2.0:1
Long-term liabilities to total capitalization	18.2%	19.4%
Shareholders’ equity per share	$2.55	$2.47

	Three months ended September 30
	2005	2004

Days’ sales in receivables	41	43
Days’ sales in inventories	29	29
Net cash provided by operating activities was $1.5 million for the nine months ended September 30, 2005, compared to net cash used in operating activities of $774,000 for the comparable prior year period. The cash provided by operating activities during 2005 reflects decreased inventory levels offset by increased accounts receivable. The decrease in inventory is primarily attributable to reduced inventory levels at the Recreational Products business unit. The increase in account receivable is primarily attributable to higher sales during September 2005 as compared to December 2004. The cash used in operating activities during 2004 reflects decreased accounts payable, partially offset by decreased accounts receivable. The changes in accounts payable and accounts receivable relate primarily to the timing of payment and receipts.
Net cash used in investing activities totaled $411,000 for the nine months ended September 30, 2005 compared to $362,000 in 2004. Purchases of technology related products and other fixed assets totaled $411,000 and $528,000 for the nine months ended September 30, 2005 and 2004, respectively. Proceeds on a note receivable from a business sold in 1999 totaled $166,000 during the nine months ended September 30, 2004.
Net cash provided by financing activities totaled $55,000 and $27,000 for the nine months ended September 30, 2005 and 2004, respectively, which represented proceeds from the exercise of employee stock options.
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
During July 2005, Philip Morris USA indicated its intention to transition certain outsourcing and product sales provided by the Company to a new vendor on or before the contract termination date of April 2006. During September 2005, written notification was received that terminates the enterprise service desk services portion of the engagement, effective April 1, 2006. We are awaiting final details of the transition, including the timing of the transition of the other contractual portions of the engagement. We plan to aggressively realign our cost structure in response to this development.
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
If we are unable to develop innovative products and services in our technology solutions and electronic components businesses, demand for our products and services may decrease.
Our future operating results in our technology solutions and electronic components businesses are dependent on our ability to continually develop, introduce and market new and innovative products, to modify existing products, to respond to technological change and to customize certain products to meet customer requirements. There are numerous risks inherent in this process, including the risks that we will be unable to anticipate the direction of technological change or that we will be unable to develop and market new products and applications in a timely fashion to satisfy customer demands. If this occurs, we could lose customers and experience adverse effects on our financial condition and results of operations.
Our electronic components business is cyclical and demand may decline in the future, which could adversely affect us.
Sales at our electronic components business have historically fluctuated with the performance of the electronic and semiconductor component industry. A decrease in demand within this industry could adversely affect our results of operations.

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
Item 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
31.1	Certification of John A. Fellows, Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John A. Fellows, Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL INDUSTRIES, INC.
Dated: November 14, 2005	By:	/s/ John A. Fellows
John A. Fellows
President and Chief Executive Officer (authorized officer of registrant)

Dated: November 14, 2005	By:	/s/ Mitchell I. Rosen
Mitchell I. Rosen
Vice President and Chief Financial Officer (principal financial and accounting officer)