Form 10-Q/A
period 2005-03-31
BELL INDUSTRIES INC /NEW/
filed 2006-04-17
CIK 945489

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

BELL INDUSTRIES, INC.

BELL INDUSTRIES, INC.
EXPLANATORY NOTE
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 initially filed with the Securities and Exchange Commission on May 16, 2005 is being filed to reflect restatement of the Company’s Consolidated Condensed Balance Sheet at March 31, 2005 and December 31, 2004 and the Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2005 and 2004 to correct an error in the classification on the balance sheet and in the cash flow statement of the effects of the Company’s floor plan arrangements. As more fully described in the Notes to the Consolidated Condensed Financial Statements, amounts that were previously reported in the Consolidated Condensed Statement of Cash flows as operating activities have been restated to financing activities. Additionally, floor plan payables are being presented as a separate line item in the Consolidated Condensed Balance Sheet instead of the previous presentation within accounts payable.
Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:
•	Part I, Item 1, Financial Information;

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the restatement;

•	Part I, Item 4, Controls and Procedures; and

•	Part II, Item 6, Exhibits.
Our Chief Executive Officer and Chief Financial Officer have also reissued certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.

CONSOLIDATED CONDENSED BALANCE SHEET

(Unaudited, dollars in thousands)

	March 31	December 31
	2005	2004
	(As Restated)	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$7,064	$10,801
Accounts receivable, less allowance for doubtful accounts of $691 and $727	16,656	11,455
Inventories	14,633	14,364
Prepaid expenses and other	1,764	1,813

Total current assets	40,117	38,433
Fixed assets, net	3,002	3,139
Other assets	3,505	3,617

	$46,624	$45,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Floor plan payables	$1,545	$2,172
Accounts payable	12,172	8,998
Accrued liabilities and payroll	7,837	8,178

Total current liabilities	21,554	19,348

Deferred compensation, environmental matters and other	4,876	5,025

Commitments and contingencies
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

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

(Unaudited, in thousands)

	Three months ended
	March 31
	2005	2004
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(677)	$(699)
Depreciation and amortization	331	447
Provision for losses on accounts receivable	37	73
Changes in assets and liabilities	(2,657)	(5,055)

Net cash used in operating activities	(2,966)	(5,234)

Cash flows from investing activities:
Purchases of fixed assets and other	(199)	(140)

Cash flows from financing activities:
Net proceeds (payments) of floor plan payables	(627)	338
Employee stock plans	55	16

Net cash provided by (used in) financing activities	(572)	354

Net decrease in cash and cash equivalents	(3,737)	(5,020)
Cash and cash equivalents at beginning of period	10,801	12,203

Cash and cash equivalents at end of period	$7,064	$7,183

Changes in assets and liabilities:
Accounts receivable	$(5,165)	$(6,702)
Inventories	(269)	(1,214)
Accounts payable	3,174	4,009
Accrued liabilities and other	(397)	(1,148)

Net change	$(2,657)	$(5,055)

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

Restatement
The Company has restated certain amounts in the Consolidated Condensed Balance Sheet at March 31, 2005 and December 31, 2004 and the Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2005 and 2004 to correct an error in the classification of the Company’s floor plan arrangements with third party finance companies. Previously, the Company reported borrowings and repayments of floor plan financings with third party finance companies in the Consolidated Condensed Statement of Cash Flows as operating activities. The Consolidated Condensed Statement of Cash Flows has been restated to include these amounts in cash flows from financing activities. For the three months ended March 31, 2005, this change had the effect of decreasing net cash used in operating activities and increasing net cash used in financing activities. For the three months ended March 31, 2004, this change had the effect of increasing net cash used in operating activities and increasing net cash provided by financing activities. Additionally, floor plan payables are being presented as a separate line item in the Consolidated Condensed Balance Sheet instead of the previous presentation within accounts payable.
A summary of the effects of the restatement follows:

	Three months ended March 31
Consolidated Condensed Statement of Cash Flows	2005	2004
Net cash used in operating activities as previously reported	$(3,593)	$(4,896)
Restatement of floor plan payables	627	(338)

Restated net cash used in operating activities	$(2,966)	$(5,234)

Net cash provided by financing activities as previously reported	$55	$16
Restatement of floor plan payables	(627)	338

Restated net cash provided by (used in) financing activities	$(572)	$354

Consolidated Condensed Balance Sheet	March 31 2005	December 31 2004
Floor plan payables previously reported	$—	$—
Restatement of floor plan payables	1,545	2,172

Restated floor plan payables	$1,545	$2,172

Accounts payable previously reported	$13,717	$11,170
Restatement of floor plan payables	(1,545)	(2,172)

Restated accounts payable	$12,172	$8,998

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

Floor Plan Arrangements

The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. At March 31, 2005 and December 31, 2004, the Company had outstanding floor plan obligations of $1.5 million and $2.2 million, respectively.

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

The accompanying discussion gives effect to the restatements of the 2005 and 2004 Quarterly Consolidated Condensed Financial Statements as disclosed under the heading titled “Restatement” in the Notes to Consolidated Condensed Financial Statements.

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
The Company has restated certain amounts in the Consolidated Condensed Balance Sheet at March 31, 2005 and December 31, 2004 and the Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 2005 and 2004 to correct an error in the classification of the Company’s floor plan arrangements with third party finance companies. Previously, the Company reported borrowings and repayments of floor plan financings with third party finance companies in the Consolidated Condensed Statement of Cash Flows as operating activities. The Consolidated Condensed Statement of Cash Flows has been restated to include these amounts in cash flows from financing activities. For the three months ended March 31, 2005, this change had the effect of decreasing net cash used in operating activities and increasing net cash used in financing activities. For the three months ended March 31, 2004, this change had the effect of increasing net cash used in operating activities and increasing net cash provided by financing activities. Additionally, floor plan payables are being presented as a separate line item in the Consolidated Condensed Balance Sheet instead of the previous presentation within accounts payable.
Net cash used in operating activities was $3.0 million for the three months ended March 31, 2005 compared with $5.2 million in 2004. The net cash used in operating activities during 2005 reflects increased accounts receivable partially offset by increased accounts payable. The increase in accounts receivable was primarily due to increased Recreational Products business unit sales during the first quarter of 2005 as compared to the fourth quarter of 2004 and the timing of receivables collections. Additionally, extended sales terms are provided on certain product sales to Recreational Product business unit customers. Extended terms are also provided by vendors on these products and have contributed to the increase in accounts payable. The net cash used in operating activities in 2004 reflects increased accounts receivable and inventories partially offset by increased accounts payable at the. Recreational Products business unit.
Net cash used in investing activities totaled $199,000 for the three months ended March 31,2005 compared to $140,000 in 2004. Purchases of technology related products and other fixed assets totaled $ 199,000 and $217,000 for the three months ended March 31, 2005 and 2004, respectively. Proceeds on a note receivable from a business sold in 1999 totaled $77,000 during the three months ended March 31, 2004.
Net cash used in financing activities totaled $572,000 for the three months ended March 31, 2005 compared to net cash provided by financing activities of $354,000 in 2004. The cash used in financing activities in 2005 represents net payments of $627,000 on floor plan arrangements partially offset by the proceeds from the exercise of employee stock options. The cash provided by financing activities in 2004 represents net proceeds of $338,000 on floor plan arrangements and the proceeds from the exercise of employee stock options.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Management had previously concluded the Company’s disclosure controls and procedures were effective as of March 31, 2005. However, in connection with the restatement of the Company’s condensed consolidated financial statements , as fully described in the note to Consolidated Condensed Financial Statements under the heading titled “Restatement” of this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005, management determined that the material weakness described below existed as of March 31, 2005. Accordingly, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of March 31, 2005 at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q/A was recorded, processed, summarized and reported accurately within the time periods specified within the SEC’s rules and instructions for Form 10-Q and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Notwithstanding the material weakness described below, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for all periods presented.
As described at the note to Consolidated Condensed Financial Statements under the heading titled “Restatement,” included at Part I of this report, the Company has restated its 2004 and 2003 annual consolidated financial statements and the interim consolidated financial statements for all interim periods in 2004 and the first three interim periods in 2005 to correct an error in the presentation of the Company’s floor plan arrangements.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Management has concluded that as of March 31, 2005, the Company did not maintain effective controls over the preparation, review, presentation and disclosure of amounts included in our Consolidated Condensed Balance Sheet and Consolidated Condensed Statement of Cash Flows. Specifically, cash flows from the Company’s floor plan arrangements were not appropriately classified as cash flows from financing activities in the Consolidated Condensed Statement of Cash flows in accordance with generally accepted accounting principles. Further, these floor plan liabilities were not properly segregated from accounts payable in the Consolidated Condensed Balance Sheet as required under generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements and the interim consolidated financial statements for all interim periods in 2004 and the first three interim periods in 2005. Additionally, this control deficiency could result in a misstatement of the Company’s accounts that would result in a material misstatement to the Company’s presentation and disclosure of floor plan arrangements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
Remediation Plan
Subsequent to December 31, 2005, the Company has implemented enhanced procedures which include improved training and review processes to ensure proper preparation, review, presentation, and disclosure of amounts included in its balance sheet and statement of cash flows.
Accordingly, management believes it has improved the design and effectiveness of its internal control over financial reporting; however, not all of the newly designed controls have operated for a sufficient period of time to demonstrate operating effectiveness. Therefore, management will continue to monitor and assess these control procedures to ascertain if the material weakness discussed above has been remediated.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

BELL INDUSTRIES, INC.

Dated: April 17, 2006	By:	/s/ John A. Fellows

John A. Fellows
President and Chief Executive Officer
(authorized officer of registrant)

Dated: April 17, 2006	By:	/s/ Mitchell I. Rosen

Mitchell I. Rosen
Vice President and Chief Financial Officer
(principal financial and accounting officer)