Form 10-Q/A
period 2005-06-30
BELL INDUSTRIES INC /NEW/
filed 2006-04-17
CIK 945489

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

BELL INDUSTRIES, INC.

BELL INDUSTRIES, INC.
EXPLANATORY NOTE
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 initially filed with the Securities and Exchange Commission on August 15, 2005 is being filed to reflect restatement of the Company’s Consolidated Condensed Balance Sheet at June 30, 2005 and December 31, 2004 and the Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2005 and 2004 to correct an error in the classification on the balance sheet and in the cash flow statement of the effects of the Company’s floor plan arrangements. As more fully described in the Notes to the Consolidated Condensed Financial Statements, amounts that were previously reported in the Consolidated Condensed Statement of Cash flows as operating activities have been restated to financing activities. Additionally, floor plan payables are being presented as a separate line item in the Consolidated Condensed Balance Sheet instead of the previous presentation within accounts payable.
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

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(Unaudited, dollars in thousands)

	June 30	December 31
	2005	2004
	Unaudited
	(As Restated)	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$8,642	$10,801
Accounts receivable, less allowance for doubtful accounts of $758 and $727	19,254	11,455
Inventories	10,920	14,364
Prepaid expenses and other	2,247	1,813

Total current assets	41,063	38,433
Fixed assets, net	3,314	3,139
Other assets	3,438	3,617

	$47,815	$45,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Floor plan payables	$250	$2,172
Accounts payable	13,699	8,998
Accrued liabilities and payroll	7,794	8,178

Total current liabilities	21,743	19,348

Deferred compensation, environmental matters and other	4,930	5,025

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

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30
	2005	2004
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$271	$128
Depreciation and amortization	659	902
Provision for losses on accounts receivable	106	72
Changes in assets and liabilities	(1,015)	(5,796)

Net cash provided by (used in) operating activities	21	(4,694)

Cash flows from investing activities:
Purchases of fixed assets and other	(313)	(180)

Cash flows from financing activities:
Net proceeds (payments) of floor plan payables	(1,922)	624
Employee stock plans	55	27

Net cash provided by (used in) financing activities	(1,867)	651

Net decrease in cash and cash equivalents	(2,159)	(4,223)
Cash and cash equivalents at beginning of period	10,801	12,203

Cash and cash equivalents at end of period	$8,642	$7,980

Changes in assets and liabilities:
Accounts receivable	$(7,830)	$(7,393)
Inventories	3,444	(115)
Accounts payable	4,701	2,801
Accrued liabilities and other	(1,330)	(1,089)

Net change	$(1,015)	$(5,796)

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
Restatement
The Company has restated certain amounts in the Consolidated Condensed Balance Sheet at June 30, 2005 and December 31, 2004 and the Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2005 and 2004 to correct an error in the classification of the Company’s floor plan arrangements with third party finance companies. Previously, the Company reported borrowings and repayments of floor plan financings with third party finance companies in the Consolidated Condensed Statement of Cash Flows as operating activities. The Consolidated Condensed Statement of Cash Flows has been restated to include these amounts in cash flows from financing activities. For the six months ended June 30, 2005, this change had the effect of increasing net cash provided by operating activities and increasing net cash used in financing activities. For the six months ended June 30, 2004, this change had the effect of increasing net cash used in operating activities and increasing net cash provided by financing activities. Additionally, floor plan payables are being presented as a separate line item in the Consolidated Condensed Balance Sheet instead of the previous presentation within accounts payable.
A summary of the effects of the restatement follows:

	Six months ended
	June 30
Consolidated Condensed Statement of Cash Flows	2005	2004
Net cash used in operating activities as previously reported	$(1,901)	$(4,070)
Restatement of floor plan payables	1,922	(624)

Restated net cash provided by (used in) operating activities	$21	$(4,694)

Net cash provided by financing activities as previously reported	$55	$27
Restatement of floor plan payables	(1,922)	624

Restated net cash provided by (used in) financing activities	$(1,867)	$651

	June 30	December 31
Consolidated Condensed Balance Sheet	2005	2004
Floor plan payables previously reported	$—	$—
Restatement of floor plan payables	250	2,172

Restated floor plan payables	$250	$2,172

Accounts payable previously reported	$13,949	$11,170
Restatement of floor plan payables	(250)	(2,172)

Restated accounts payable	$13,699	$8,998

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
Floor Plan Arrangements
The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. At June 30, 2005 and December 31, 2004, the Company had outstanding floor plan obligations of $250,000 and $2.2 million, respectively.
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
The Company has restated certain amounts in the Consolidated Condensed Balance Sheet at June 30, 2005 and December 31, 2004 and the Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 2005 and 2004 to correct an error in the classification of the Company’s floor plan arrangements with third party finance companies. Previously, the Company reported borrowings and repayments of floor plan financings with third party finance companies in the Consolidated Condensed Statement of Cash Flows as operating activities. The Consolidated Condensed Statement of Cash Flows has been restated to include these amounts in cash flows from financing activities. For the six months ended June 30, 2005, this change had the effect of increasing net cash provided by operating activities and increasing net cash used in financing activities. For the six months ended June 30, 2004, this change had the effect of increasing net cash used in operating activities and increasing net cash provided by financing activities. Additionally, floor plan payables are being presented as a separate line item in the Consolidated Condensed Balance Sheet instead of the previous presentation within accounts payable.
Net cash provided by operating activities was $21,000 for the six months ended June 30, 2005, compared to net cash used in operating activities of $4.7 million in 2004. The net cash provided by operating activities reflects a decrease in inventories and an increase in accounts payable offset by an increase in accounts receivable. The decrease in inventory is primarily attributable to reduced inventory levels at the Recreational Products business unit. The increase in accounts payable relates to increased purchasing to support higher sales levels during June 2005 as compared to December 2004 and to utilizing open payment terms offered by distributor suppliers for inventory purchases in 2005 at the Technology Solutions business unit and less financing through the use of floor plan arrangements. The increase in accounts receivable is primarily attributable to the higher sales during June 2005 as compared to December 2004 and the timing of receivable collections. The net cash used in operating activities in 2004 reflects increased accounts receivable partially offset by increased accounts payable.
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
Net cash used in financing activities totaled $1.9 million for the six months ended June 30, 2005 compared to net cash provided by financing activities of $651,000 in 2004. The cash used in financing activities in 2005 represents net payments of $1.9 million on floor plan arrangements partially offset by the proceeds from the exercise of employee stock options. The cash provided by financing activities in 2004 represents net proceeds of $624,000 on floor plan arrangements and the proceeds from the exercise of employee stock options.
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
If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures in the future, we may not be able to accurately report our financial results or prevent fraud, which would have an adverse affect on our business.
Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial information and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, it could have an adverse affect on our business. We have in the past discovered and may in the future discover areas of our internal control over financial reporting that need improvement. During 2005 we had a material error relating to our 2004 and 2003 annual consolidated financial statements, the interim consolidated condensed financial statements for all interim periods in 2004, and the first three interim periods in 2005 which required a restatement of our financial statements for those periods. Although we have implemented controls to properly prepare and review our financial statements, we cannot be certain that these measures will ensure that we will maintain adequate controls over our financial reporting process in the future.
In light of this error, we evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that we had a material weakness in the controls over the preparation, review, presentation and disclosure of amounts included within our Consolidated Balance Sheet and Consolidated Statement of Cash Flows. Specifically, cash flows from the our floor plan arrangements were not appropriately classified as cash flows from financing activities in the Consolidated Statement of Cash flows in accordance with generally accepted accounting principles. Further, these floor plan liabilities were not properly segregated from accounts payable in the Consolidated Balance Sheet as required under generally accepted accounting principles.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected .
We are in the process of beginning a review and analysis of our internal control over financial reporting for Sarbanes-Oxley compliance. As part of that process we may discover additional control deficiencies in our internal control over financial reporting or our disclosure controls and procedures that we believe require remediation. If we discover additional deficiencies, we will make efforts to remediate these deficiencies; however, there is no assurance that we will be successful either in identifying deficiencies or in their remediation. Any failure to successfully remediate the material weakness in internal control over financial discussed above or to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has no investments in market risk-sensitive investments for either trading purposes or purposes other than trading purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management had previously concluded the Company’s disclosure controls and procedures were effective as of June 30, 2005. However, in connection with the restatement of the Company’s condensed consolidated financial statements , as fully described in the note to Consolidated Condensed Financial Statements under the heading titled “Restatement” of this Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005, management determined that the material weakness described below existed as of June 30, 2005. Accordingly, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of June 30, 2005 at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q/A was recorded, processed, summarized and reported accurately within the time periods specified within the SEC’s rules and instructions for Form 10-Q and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management has concluded that as of June 30, 2005, the Company did not maintain effective controls over the preparation, review, presentation and disclosure of amounts included in our Consolidated Condensed Balance Sheet and Consolidated Condensed Statement of Cash Flows. Specifically, cash flows from the Company’s floor plan arrangements were not appropriately classified as cash flows from financing activities in the Consolidated Condensed Statement of Cash flows in accordance with generally accepted accounting principles. Further, these floor plan liabilities were not properly segregated from accounts payable in the Consolidated Condensed Balance Sheet as required under generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements and the interim consolidated financial statements for all interim periods in 2004 and the first three interim periods in 2005. Additionally, this control deficiency could result in a misstatement of the Company’s accounts that would result in a material misstatement to the Company’s presentation and disclosure of floor plan arrangements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.
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