Form 10-Q/A
period 2005-09-30
BELL INDUSTRIES INC /NEW/
filed 2006-04-17
CIK 945489

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

BELL INDUSTRIES, INC.

BELL INDUSTRIES, INC.
EXPLANATORY NOTE
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 initially filed with the Securities and Exchange Commission on November 14, 2005 is being filed to reflect restatement of the Company’s Consolidated Condensed Balance Sheet at September 30, 2005 and December 31, 2004 and the Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 to correct an error in the classification on the balance sheet and in the cash flow statement of the effects of the Company’s floor plan arrangements. As more fully described in the Notes to the Consolidated Condensed Financial Statements, amounts that were previously reported in the Consolidated Condensed Statement of Cash flows as operating activities have been restated to financing activities. Additionally, floor plan payables are being presented as a separate line item in the Consolidated Condensed Balance Sheet instead of the previous presentation within accounts payable.
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

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(Unaudited, dollars in thousands)

	September 30	December 31
	2005	2004
	Unaudited (As Restated)	(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$11,955	$10,801
Accounts receivable, less allowance for doubtful accounts of $801 and $727	15,680	11,455
Inventories	10,181	14,364
Prepaid expenses and other	2,235	1,813

Total current assets	40,051	38,433
Fixed assets, net	3,137	3,139
Other assets	3,374	3,617

	$46,562	$45,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Floor plan payables	$84	$2,172
Accounts payable	11,279	8,998
Accrued liabilities and payroll	8,827	8,178

Total current liabilities	20,190	19,348

Deferred compensation, environmental matters and other	4,807	5,025

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

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30
	2005	2004
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income (loss)	$694	$(186)
Depreciation and amortization	980	1,308
Provision for losses on accounts receivable	151	115
Changes in assets and liabilities	1,773	(507)

Net cash provided by (used in) operating activities	3,598	(730)

Cash flows from investing activities:
Purchases of fixed assets and other	(411)	(362)

Cash flows from financing activities:
Net payments of floor plan payables	(2,088)	(1,504)
Employee stock plans	55	27

Net cash used in financing activities	(2,033)	(1,477)

Net increase (decrease) in cash and cash equivalents	1,154	(1,109)
Cash and cash equivalents at beginning of period	10,801	12,203

Cash and cash equivalents at end of period	$11,955	$11,094

Changes in assets and liabilities:
Accounts receivable	$(4,299)	$1,559
Inventories	4,183	731
Accounts payable	2,281	(1,805)
Accrued liabilities and other	(392)	(992)

Net change	$1,773	$(507)

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
Restatement
The Company has restated certain amounts in the Consolidated Condensed Balance Sheet at September 30, 2005 and December 31, 2004 and the Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 to correct an error in the classification of the Company’s floor plan arrangements with third party finance companies. Previously, the Company reported borrowings and repayments of floor plan financings with third party finance companies in the Consolidated Condensed Statement of Cash Flows as operating activities. The Consolidated Condensed Statement of Cash Flows has been restated to include these amounts in cash flows from financing activities. For the nine months ended September 30, 2005, this change had the effect of increasing net cash provided by operating activities and increasing net cash used in financing activities. For the nine months ended September 30, 2004, this change had the effect of increasing net cash provided by operating activities and increasing net cash used in financing activities. Additionally, floor plan payables are being presented as a separate line item in the Consolidated Condensed Balance Sheet instead of the previous presentation within accounts payable.
A summary of the effects of the restatement follows:

	Nine months ended
	September 30
Consolidated Condensed Statement of Cash Flows	2005	2004
Net cash provided by (used in) operating activities as previously reported	$1,510	$(774)
Restatement of floor plan payables	2,088	1,504

Restated net cash provided by operating activities	$3,598	$730

Net cash provided by financing activities as previously reported	$55	$27
Restatement of floor plan payables	(2,088)	(1,504)

Restated net cash used in financing activities	$(2,033)	$(1,477)

Consolidated Condensed Balance Sheet	September 30 2005	December 31 2004
Floor plan payables previously reported	$—	$—
Restatement of floor plan payables	84	2,172

Restated floor plan payables	$84	$2,172

Accounts payable previously reported	$11,363	$11,170
Restatement of floor plan payables	(84)	(2,172)

Restated accounts payable	$11,279	$8,998

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
Floor Plan Arrangements
The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. At September 30, 2005 and December 31, 2004, the Company had outstanding floor plan obligations of approximately $84,000 and $2.2 million, respectively.

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

The Company has restated certain amounts in the Consolidated Condensed Balance Sheet at September 30, 2005 and December 31, 2004 and the Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 to correct an error in the classification of the Company’s floor plan arrangements with third party finance companies. Previously, the Company reported borrowings and repayments of floor plan financings with third party finance companies in the Consolidated Condensed Statement of Cash Flows as operating activities. The Consolidated Condensed Statement of Cash Flows has been restated to include these amounts in cash flows from financing activities. For the nine months ended September 30, 2005, this change had the effect of increasing net cash provided by operating activities and increasing net cash used in financing activities. For the nine months ended September 30, 2004, this change had the effect of increasing net cash provided by operating activities and increasing net cash used in financing activities. Additionally, floor plan payables are being presented as a separate line item in the Consolidated Condensed Balance Sheet instead of the previous presentation within accounts payable.
Net cash provided by operating activities was $3.6 million for the nine months ended September 30, 2005, compared to $730,000 in 2004. The cash provided by operating activities during 2005 reflects a decrease in inventories and an increase in accounts payable offset by an increase in accounts receivable. The decrease in inventory is primarily attributable to reduced inventory levels at the Recreational Products business unit. The increase in accounts payable relates to increased purchasing to support higher sales levels during September 2005 as compared to December 2004 and to utilizing open payment terms offered by distributor suppliers for inventory purchases in 2005 at the Technology Solutions business unit and less financing through the use of floor plan arrangements. The increase in accounts receivable is primarily attributable to the higher sales during September 2005 as compared to December 2004 and the timing of receivable collections. The net cash provided by operating activities in 2004 reflects decreases in accounts receivable and inventory partially offset by a decrease in accounts payable. The changes in accounts payable and accounts receivable relate primarily to timing of payments and receipts.
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
Net cash used in financing activities totaled $2.0 million and $1.5 million for the nine months ended September 30, 2005 and 2004, respectively. The cash used in financing activities in 2005 represents net payments of $2.1 million on floor plan arrangements partially offset by the proceeds from the exercise of employee stock options. The cash used in financing activities in 2004 represents net payments of $1.5 million on floor plan arrangements partially offset by the proceeds from the exercise of employee stock options.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management had previously concluded the Company’s disclosure controls and procedures were effective as of September 30, 2005. However, in connection with the restatement of the Company’s condensed consolidated financial statements , as fully described in the note to Consolidated Condensed Financial Statements under the heading titled “Restatement” of this Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2005, management determined that the material weakness described below existed as of September 30, 2005. Accordingly, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of September 30, 2005 at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q/A was recorded, processed, summarized and reported accurately within the time periods specified within the SEC’s rules and instructions for Form 10-Q and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management has concluded that as of September 30, 2005, the Company did not maintain effective controls over the preparation, review, presentation and disclosure of amounts included in our Consolidated Condensed Balance Sheet and Consolidated Condensed Statement of Cash Flows. Specifically, cash flows from the Company’s floor plan arrangements were not appropriately classified as cash flows from financing activities in the Consolidated Condensed Statement of Cash flows in accordance with generally accepted accounting principles. Further, these floor plan liabilities were not properly segregated from accounts payable in the Consolidated Condensed Balance Sheet as required under generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements and the interim consolidated financial statements for all interim periods in 2004 and the first three interim periods in 2005. Additionally, this control deficiency could result in a misstatement of the Company’s accounts that would result in a material misstatement to the Company’s presentation and disclosure of floor plan arrangements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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