Form 10-K
period 2005-12-31
BELL INDUSTRIES INC /NEW/
filed 2006-04-17
CIK 945489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to
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
None.
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐          No ☑
      As of June 30, 2005 the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $18,396,399.
      As of March 31, 2006 the number of shares outstanding of the Registrant’s class of common stock was: 8,563,224.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III of this Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on May 23, 2006.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
      This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this Annual Report, including the matters under the section “Item 1A. Risk Factors,” and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission (the “SEC”).
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
      Bell Industries, Inc.’s operations include technology product sales and managed technology lifecycle services; sales of aftermarket products for recreational vehicles, motorcycles and ATVs, snowmobiles, and powerboats; and manufacturing and sales of specialty electronic components. Bell employed approximately 850 people at December 31, 2005.
Technology Solutions
      The Tech.logix Group (“BTL” or “Technology Solutions”), (2005 net revenues of $76.7 million) is a provider of integrated technology solutions for organizations in the Midwestern and Eastern United States. BTL is headquartered in Indianapolis, Indiana, and has offices and service facilities in the Midwest and Atlantic regions. BTL offers a comprehensive portfolio of technology products and managed lifecycle services, including planning, product sourcing, deployment and disposal, and support services.
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
      BTL’s product sourcing services include the use of TechlogixSource, a branded web procurement system that provides state-of-the-art, integrated electronic sourcing for technology products. Product sales at BTL include desktop and laptop computers, access devices, servers, storage equipment, printers, network products, memory, monitors, consumables, and software. BTL sells technology products from several hundred manufacturers, including, Hewlett-Packard, IBM, Lenovo, Panasonic, Apple, Lexmark, Sun Microsystems, Cisco, Veritas, Microsoft, Symantec, and Adobe Systems. BTL purchases technology products for resale both directly from manufacturers and through distributors, all of which are considered to be BTL’s vendors. BTL’s primary distributor supplier is Ingram Micro Inc. Revenue from product sales is recognized when title and risk of loss are passed to the customer, which is considered to be at the time of shipment. An order or a signed agreement is required for each transaction.
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
      Two clients (two Fortune 500 companies) accounted for approximately 33% of BTL revenues for fiscal 2005. One of these clients, Philip Morris USA, accounted for approximately 10% of the Company’s consolidated net revenues.
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

Recreational Products
      The Recreational Products Group (“RPG” or “Recreational Products”) (2005 net revenues of $45.9 million) sells replacement parts and accessories for recreational and other leisure-time vehicles. RPG supplies these products in the upper Midwestern United States to dealerships and retail stores selling recreational vehicles, snowmobiles, motorcycles and ATVs, and marine products. RPG also supplies these products to independent repair facilities. For all product groups, RPG operates distribution, sales and administration facilities in Eagan, Minnesota; Germantown, Wisconsin; and Grand Rapids, Michigan.
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
Electronic Components
      The J. W. Miller Division (“JWM” or “Electronic Components”) of the Company, located in Gardena, California (2005 net revenues of $8.4 million), manufactures and sells over 6,000 standard and custom magnetic products. JWM’s magnetic products include inductors, coils, chokes, and transformers, among others. These products are used extensively in all types of circuitry found in electronic applications including computer, medical, lighting, and telecommunications equipment.
      JWM’s products are sold to regional, national and international electronic distributors, and to original equipment manufacturers and contract manufacturers. JWM utilizes outside manufacturer’s representatives located in North America, Europe and Asia to sell its products. JWM’s six largest customers represent approximately 66% of its total 2005 sales. The majority of sales are derived from customers located in North America.
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
Availability of Reports and Other Information
      The Company’s website address is www.bellind.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge on its website (via a link to the SEC website) as soon as reasonably practicable after it files these reports with the SEC. In addition, the SEC’s website address is www.sec.gov. The SEC makes available on this website, free of charge, reports, proxy and other information regarding issuers, such as us, that file electronically with the SEC. In addition, the Company posts the following information on its website:

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
Item 1A.  Risk Factors
      In addition to other information contained in this report, we are subject to the following risks, which could materially adversely affect our business, financial condition and/or results of operations in the future.

We have a history of operating losses.
      We have incurred net losses in each of the past five fiscal years. As of December 31, 2005 we had an accumulated deficit of approximately $12.5 million. If our future revenues in each of our business units do not meet our expectations, or if operating expenses exceed what we anticipate, our business, financial condition and results of operations could be materially and adversely affected.

We face certain significant risks related to the currently pending Williams litigation and from other potential litigation that could materially adversely affect our financial condition and results of operations.
      We have been engaged in ongoing litigation in connection with our 1997 purchase of Milgray Electronics, Inc., a publicly traded New York corporation, which was named as a defendant by the plaintiff, Williams Electronics Games, Inc. (“Williams”), in an action alleging common law fraud and other infractions related to Williams’ purchase of electronic components at allegedly inflated prices from 1991 to 1996. Although the outcome of this litigation cannot be predicted, an adverse verdict could have a materially adverse effect on us. The defense of this lawsuit has required a significant amount of our management’s time and attention and, even if we prevail in defending this lawsuit, we will incur additional legal and related expenses. The disruptive effect and expense of this litigation could adversely affect our business, financial condition, results of operations and/or cash flows. We also may become subject to other litigation in the future.

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
      Sales of our products and services in our technology solutions and electronic components businesses have been and will continue to be concentrated in a small number of clients and customers. Two of our clients accounted for approximately 33% of our total revenues for 2005 in our technology solutions business, with one client, Philip Morris USA, accounting for approximately 10% of our total consolidated net revenues for the year. Similarly, six customers accounted for approximately 66% of our total sales of electronic components in 2005. In the event that any of these major customers or clients should cease to purchase products or services from us, or purchase significantly fewer products and services in the future, we could experience materially adverse effects on our business, financial condition and results of operations.
      During July 2005, Philip Morris USA indicated its intention to transition certain outsourcing services and product sales provided by the Company to a new vendor on or before the contract termination date of April 2006. For the year ended December 31, 2005, services revenue from this portion of the engagement totaled approximately $7.5 million and product revenue amounted to approximately $3.7 million. During September 2005, written notification was received that terminates the enterprise service desk services portion of the engagement, effective April 1, 2006. Extensions through August 2006 have been finalized on the other contractual portions of the engagement with an April 2006 termination date. We anticipate a decrease in services revenue and product revenue totaling approximately $4.0 million and $2.0 million, respectively, during 2006 as compared to 2005 on these contractual portions of the engagement. We are currently discussing other service and product opportunities with Philip Morris USA, but there is no guarantee that these new opportunities will offset any of the decreases in revenues in 2006 or in future years.

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

Our technology solutions business could be adversely impacted by conditions affecting the information technology market.
      The demand for our technology products and services depends substantially upon the general demand for business-related computer hardware and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers and general economic conditions. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition. In the past, adverse economic conditions decreased demand for our products and negatively impacted our financial results. Future economic projections for the information technology sector are uncertain. If an uncertain information technology spending environment persists, it could negatively impact our business, results of operations and financial condition.

If we fail to maintain effective internal controls over financial reporting and disclosure controls and procedures in the future, we may not be able to accurately report our financial results or prevent fraud, which would have an adverse affect on our business.
      Effective internal controls over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial information and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, it could have an adverse affect on our business. We have in the past discovered and may in the future discover areas of our internal control over financial reporting that need improvement. During 2005 we had a material error relating to our 2004 and 2003 annual consolidated financial statements, the interim consolidated condensed financial statements for all interim periods in 2004, and the first three interim periods in 2005 which required a restatement of our financial statements for those periods. Although we have implemented controls to properly prepare and review our financial statements, we cannot be certain that these measures will ensure that we will maintain adequate controls over our financial reporting process in the future.
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

We may need to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements.
      As a public reporting company, we are required to comply with the Sarbanes-Oxley Act in 2007. Compliance with Section 404 of the Sarbanes-Oxley Act and other requirements may significantly increase our costs and require additional management time and resources.

Changes in stock option accounting rules may adversely impact our reported operating results.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment.” SFAS No. 123 (revised 2004) revises SFAS No. 123 and APB No. 25 and related interpretations. Effective January 1, 2006, SFAS No. 123 (revised 2004) requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Based on the outstanding stock options not vested as of December 31, 2005, the adoption of SFAS No. 123 (revised 2004) is not expected to have a material impact on the Company’s consolidated financial position or results of operations. Although the adoption of this statement is not expected to have a material impact, the impact in future periods may be significant based on the number of stock options granted as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated results of operations within our footnotes.

Future changes in financial accounting standards or practices affect our reported results of operations.
      A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations or accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      At December 31, 2005, the Company leased 15 facilities, containing approximately 296,000 square feet and owned one facility, containing approximately 20,000 square feet. The following table sets forth the facilities utilized by each of the Company’s business segments:

	Area in square feet
	(number of locations)

	Owned		Leased

Technology Solutions			109,000	(11)
Recreational Products			184,000	(3)
Electronic Components	20,000	(1)
Corporate			3,000	(1)

	20,000	(1)	296,000	(15)

      These properties are considered in good condition and suitable for their present use. Generally, the Company’s facilities are fully utilized although excess capacity exists from time to time.

Item 3.	Legal Proceedings
      Williams Electronics Games litigation: In May 1997, Williams Electronics Games, Inc. (“Williams”) filed a complaint in the United States District Court for the Northern District of Illinois (“US District Court”) against a former Williams employee and several other defendants alleging common law fraud and several other infractions related to Williams’ purchase of electronic components at purportedly inflated prices from various electronics distributors under purported kickback arrangements during the period from 1991 to 1996. In May 1998, Williams filed an amended complaint adding several new defendants, including Milgray Electronics, Inc., a publicly traded New York corporation (“Milgray”), which was acquired by Bell in a stock purchase completed in January 1997. The complaint sought an accounting and restitution representing alleged damages as a result of the infractions. Bell has not been named in any complaint and was not a party to the alleged infractions. Bell, as the successor company to Milgray, has vigorously defended the case on several grounds and continues to assert that Milgray did not defraud Williams, and that Williams suffered no damages as electronic components were purchased by Williams at prevailing market prices.
      The case proceeded to trial, which commenced and ended in March 2002, with a jury verdict resulting in Milgray having no liability to Williams. In July 2002, Williams appealed the jury verdict and, in April 2004, the United States Court of Appeals for the 7th Circuit (“US Appellate Court”) rendered its decision. The US Appellate Court concluded that jury instructions issued by the US District Court were in error and the case was ordered for retrial of Williams’ fraud and restitution claims. The case was remanded to the US District Court and a new judge was assigned. In September 2005, the US District Court entered its order declining to exercise supplemental jurisdiction over Williams’ claims and dismissing Williams’ case without prejudice. The US District Court noted in its order that Williams could pursue its claims in Illinois State Courts. In October 2005, Williams filed a Notice of Appeal to the US Appellate Court from the judgment of dismissal entered by the US District Court. Williams’ claim for compensatory damages is approximately $8.7 million, not including an additional claim for pre-judgment interest. While the Company cannot predict the outcome of this litigation, a final judgment favorable to Williams could have a material adverse effect on the Company’s results of operations, cash flows or financial position. Management intends to continue a vigorous defense.
      Other litigation: The Company is involved in other litigation, which is incidental to its current and discontinued businesses. The resolution of the other litigation is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock is listed on the American Stock Exchange and the Pacific Stock Exchange under the symbol “BI.” The following table shows the high, low and closing market prices for the Company’s common stock during the eight most recent quarters.

	Quarter ended

	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Year ended December 31, 2005
High	$3.35	$2.95	$2.75	$2.75
Low	2.65	2.00	1.98	2.42
Close	2.89	2.29	2.67	2.61
Year ended December 31, 2004
High	$3.29	$3.20	$3.06	$3.70
Low	2.36	2.80	2.45	2.70
Close	3.05	3.00	2.85	3.26
      As of March 15, 2006 there were approximately 920 record holders of common stock. The Company has not paid dividends on its outstanding shares of common stock in the last two fiscal years.

Item 6.	Selected Consolidated Financial Data

	Year ended December 31

	2005	2004	2003	2002	2001

	(Dollars in thousands, except per share data)
Operating Results
Net revenues	$130,936	$143,954	$141,905	$140,797	$183,621
Operating loss (1)	$(1,001)	$(1,039)	$(2,744)	$(3,560)	$(2,181)
Loss before cumulative effective of accounting change (1)	$(799)	$(953)	$(3,787)	$(2,033)	$(1,041)
Cumulative effect of accounting change (2)				$(1,280)
Net loss	$(799)	$(953)	$(3,787)	$(3,313)	$(1,041)
Financial Position
Working capital	$18,571	$19,085	$17,826	$19,609	$21,314
Total assets	$44,353	$45,189	$46,633	$49,390	$57,652
Long-term liabilities	$4,518	$5,025	$2,520	$2,496	$2,810
Shareholders’ equity	$20,304	$20,816	$21,597	$25,546	$29,678
Share and Per Share Data
BASIC
Loss before cumulative effect of accounting change (1)	$(.09)	$(.11)	$(.45)	$(.24)	$(.12)
Cumulative effect of accounting change (2)				$(.14)
Net loss	$(.09)	$(.11)	$(.45)	$(.38)	$(.12)
Weighted average common shares (000’s)	8,466	8,385	8,367	8,743	8,854
DILUTED
Loss before cumulative effect of accounting change (1)	$(.09)	$(.11)	$(.45)	$(.24)	$(.12)
Cumulative effect of accounting change (2)				$(.14)
Net loss	$(.09)	$(.11)	$(.45)	$(.38)	$(.12)
Weighted average common shares (000’s)	8,466	8,385	8,367	8,743	8,854
OTHER PER SHARE DATA
Shareholders’ equity	$2.37	$2.47	$2.58	$3.05	$3.34
Market price — high	$3.35	$3.70	$2.94	$2.59	$3.40
Market price — low	$1.98	$2.36	$1.47	$1.33	$1.65
Financial Ratios
Current ratio	2.0	2.0	1.8	1.9	1.8
Long-term liabilities to total capitalization	18.2%	19.4%	10.4%	8.9%	8.6%

(1)	Includes a before-tax charge in connection with a severance agreement for a former executive ($325) in 2005, a before-tax charge in connection with an employment agreement for another former executive ($700) in 2004, and before-tax charges for staff separation and facilities consolidation ($845) and for settlement costs associated with an executive change-in-control contract ($650) in 2001.

(2)	Represents a goodwill impairment loss of $2.1 million, $1.3 million after tax, recorded upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      The Company has restated certain amounts in the Consolidated Balance Sheet at December 31, 2004 and the Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 to correct an error in the classification of the Company’s floor plan arrangements with third party finance companies. Previously, the Company reported borrowings and repayments of floor plan financings with third party finance companies in the Consolidated Statement of Cash Flows as operating activities. The Consolidated Statement of Cash Flows has been restated to include these amounts in cash flows from financing activities. For the year ended December 31, 2004, this change had the effect of increasing net cash provided by operating activities and increasing net cash used in financing activities. For the year ended December 31, 2003, this change had the effect of decreasing net cash provided by operating activities and increasing net cash provided by financing activities. Additionally, floor plan payables are being presented as a separate line item in the Consolidated Balance Sheet instead of the previous presentation within accounts payable.
Critical Accounting Policies and Estimates
      The Summary of Accounting Policies within the Notes to the Consolidated Financial Statements includes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. The following is a discussion of each of the Company’s critical accounting policies and estimates:
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
      Revenue is recognized in accordance with Emerging Issues Task Force Issue No. 00-21 for arrangements that include multiple deliverables, primarily product sales that include deployment services. The delivered items are accounted for separately, provided that the delivered item has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. If we make different judgments about these arrangements, material differences in the amount of recognized product sales and services revenues could result.
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
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment.” SFAS No. 123 (revised 2004) revises SFAS No. 123 and APB No. 25 and related interpretations. SFAS No. 123 (revised 2004) requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values in the first interim or annual reporting period beginning after June 15, 2005 either on a retroactive or a prospective basis. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In April 2005, the SEC adopted a rule that delayed the effective date of SFAS No. 123 (revised 2004) to the first annual reporting period beginning after June 15, 2005. The Company is required to adopt SFAS No. 123 (revised 2004) on January 1, 2006. Based on the outstanding stock options not vested as of December 31, 2005, the adoption of SFAS No. 123 (revised 2004) is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
      In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN 47 clarifies that liabilities associated with asset-retirement obligations whose timing or method of settlement is conditional upon future events should be recorded at fair value as soon as fair value can be reasonably estimated and provides guidance on whether fair value is considered reasonably estimable. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). The adoption of the provisions of FIN 47 did not have a material impact on the Company’s consolidated financial position or results of operations.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
Results of Operations
      Results of operations by business segment were as follows (in thousands):

	2005	2004	2003

Net revenues
Technology Solutions
Products	$46,035	$60,149	$55,826
Services	30,670	30,122	34,949

	76,705	90,271	90,775
Recreational Products	45,858	45,907	44,804
Electronic Components	8,373	7,776	6,326

	$130,936	$143,954	$141,905

Operating income (loss)
Technology Solutions	$(1,532)	$(780)	$(2,135)
Recreational Products	1,408	1,319	1,321
Electronic Components	1,923	1,526	939
Special items	(325)	(700)
Corporate costs	(2,475)	(2,404)	(2,869)

	(1,001)	(1,039)	(2,744)
Interest, net	275	161	166
Income tax provision	(73)	(75)	(1,209)

Net loss	$(799)	$(953)	$(3,787)

      The following summarizes comparative operating results data as a percentage of net revenues:

	2005	2004	2003

Net revenues
Products	76.6%	79.1%	75.4%
Services	23.4	20.9	24.6

	100.0	100.0	100.0
Cost of products sold	(60.4)	(64.5)	(61.4)
Cost of services provided	(19.2)	(16.8)	(20.0)
Selling and administrative costs and expenses	(19.9)	(17.7)	(19.0)
Depreciation	(1.0)	(1.2)	(1.5)
Special item	(.2)	(.5)
Interest, net	.2	.1	.1

Loss before income taxes	(.5)	(.6)	(1.8)
Income tax provision	(.1)	(.1)	(.9)

Net loss	(.6)%	(.7)%	(2.7)%

      The following summarizes other comparative operating results data:

Cost of products sold as a percentage of products revenues	78.9%	81.6%	81.5%
Cost of services provided as a percentage of services revenues	82.1%	80.4%	81.4%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Net revenues
      Net revenues for the year ended December 31, 2005 decreased 9.0% to $130.9 million from $144.0 million in 2004. Net revenues are further discussed below under the headings “Technology Solutions,” “Recreational Products,” and “Electronic Components.”
Operating income (loss)
      Operating loss was approximately $1.0 million for each of the years ended December 31, 2005 and 2004. Operating results are further discussed below under the headings “Technology Solutions,” “Recreational Products,” and “Electronic Components.”
Corporate costs
      Corporate costs for the year ended December 31, 2005 increased 3.0% to $2.5 million from $2.4 million in 2004. The increase is attributable to approximately $200,000 in executive relocation and recruiting costs incurred during the fourth quarter of 2005 and approximately $150,000 in investment banking fees related to the review of strategic alternatives for the Company. These increases were offset by approximately $400,000 in reduced corporate insurance costs related to retrospective insurance adjustments on policies in place during the late 1980s and 1990s. These adjustments were based on a reserve analysis performed by our previous insurance carrier during the fourth quarter of 2005. Additionally, during 2004 approximately $165,000 was collected on a fully reserved note receivable related to a previously sold business. This note was paid in full as of the end of 2004.
Special item
      During 2005, the Company recorded a special pre-tax charge totaling $325,000 in connection with a severance agreement for a former executive. During 2004, the Company recorded a special pre-tax charge totaling $700,000 in connection with an employment agreement for another former executive.

Interest, net
      Net interest income for the year ended December 31, 2005 increased 70.8% to $275,000 from $161,000 in 2004. The increase is attributable to an increase in interest rates and higher average cash balances.
Technology Solutions
      Technology Solutions revenues for the year ended December 31, 2005 decreased 15.0% to $76.7 million from $90.3 million in 2004. Product revenues for the year ended December 31, 2005 decreased 23.5% to $46.0 million from $60.1 million in 2004. The decrease in product revenues is attributable to a $6.9 million product deployment project for Philip Morris USA during 2004 that was not repeated in 2005, approximately $4.8 million related to the loss of two large product accounts during 2005, and the continued market pressure due to direct sales models, intense price competition and extended purchasing cycles. Increased margins were realized on product sales for the year ended December 31, 2005 as compared to 2004 due to stronger margins from education accounts and lower overall margins on the large product sourcing engagement and the two large product accounts. Through realigning our resources and increased focus on product sales, we expect to realize revenue growth in this area during 2006. Services revenues for the year ended December 31, 2005 increased 1.8% to $30.7 million from $30.1 million in 2004. The higher services revenues is attributable to an increase of approximately $4.5 million in reverse logistics and depot repair business from new and existing engagements offset by approximately $2.5 million related to the ending of a help desk engagement and an outsourcing engagement during 2004 and other net decreases in services revenues. The operating loss for the year ended December 31, 2005 increased 96.4% to $1.5 million from $780,000 in 2004. The increase in operating loss is primarily attributable to approximately $850,000 in higher-than-usual start up and related costs associated with a new depot services contract with a large printer manufacturer and approximately $350,000 in staff separation and reorganization charges during the fourth quarter of 2005. These higher start up and related costs on this new contract continued to be incurred during the first quarter of 2006. The increases in costs totaling $1.2 million in 2005 were offset by cost containment efforts and related reductions in administrative expenses totaling approximately $400,000.
      During July 2005, Philip Morris USA indicated its intention to transition certain outsourcing services and product sales provided by the Company to a new vendor on or before the contract termination date of April 2006. For the years ended December 31, 2005 and 2004, services revenue from this portion of the engagement totaled approximately $7.5 million and $8.0 million, respectively, and product revenue totaled approximately $3.7 million and $10.0 million, of which $6.9 million related to the large product deployment project, respectively. During September 2005, written notification was received that terminates the enterprise desk services portion of the engagement, effective April 1, 2006. Extensions through August 2006 have been finalized on the other contractual portions of the engagement with an April 2006 termination date. Decreases in services revenue and product revenue totaling approximately $4.0 million and $2.0 million, respectively, during 2006 as compared to 2005 are anticipated on these contractual portions of the engagement.
Recreational Products
      Recreational Products revenues was approximately $45.9 million for each of the years ended December 31, 2005 and 2004, and operating income increased 6.7% to $1.4 million in 2005 from $1.3 million in 2004. Decreases in sales of recreational vehicle and ATV products were offset by increases in sales of marine, snow and cycle products. The increase in operating income is primarily attributable to reductions in payroll and other administrative costs as gross margins were relatively consistent in both years.
Electronic Components
      Electronic Components revenues for the year ended December 31, 2005 increased 7.7% to $8.4 million from $7.8 million in 2004, and operating income increased 26.0% to $1.9 million from $1.5 million. Improved performance of the electronics industry and an increase in demand for magnetic components from certain large customers contributed to the overall increase in sales. Sales of specialty custom products with higher margins increased in 2005 as compared to the prior year. These custom products include custom coils and inductors used in medical test equipment, lighting fixtures, and specialty magnetic switches for use in military aircraft worldwide. The increased sales and slightly higher margins contributed to an approximately $400,000 increase in gross margin in 2005 from the prior year.
Cost of products sold
      As a percentage of product revenues, cost of products sold for the year ended December 31, 2005 decreased to 78.9% from 81.6% in 2004 due to stronger margins from education accounts and lower overall margins on the large product sourcing engagement during 2004 and the loss of the two large product accounts in 2005 at the Technology Solutions business and slightly higher margins at the Electronic Components business unit.
Cost of services provided
      As a percentage of services revenues, cost of services provided for the year ended December 31, 2005 increased to 82.1% from 80.4% in 2004 primarily due to the high start up and related costs associated with the new depot services contract at the Technology Solutions business unit in the fourth quarter of 2005.
Selling and administrative expenses
      As a percentage of sales, selling and administrative expenses for the year ended December 31, 2005 increased to 19.9% from 17.7% in 2004. This increase is primarily attributable to the $14.1 million decrease during 2005 in product revenues and the $350,000 in staff separation and reorganization charges recorded in the fourth quarter of 2005 at the Technology Solutions business unit.
Income tax
      For the year ended December 31, 2005, the Company’s effective income tax rate was a provision of approximately 10.1% compared to a provision of approximately 8.6% in 2004. The tax provision for the years ended December 31, 2005 and 2004 totaling $73,000 and $75,000, respectively, primarily relates to state taxes. Based on continued operating losses during 2005 and other relevant factors, the Company recorded an increase of approximately $278,000 in the valuation allowance against net deferred tax asset balances.
Net loss
      Net loss totaled $799,000 for the year ended December 31, 2005, a decrease of $154,000 from the net loss in the prior year. The decrease in net loss resulted from the factors described above.

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
Corporate costs
      Corporate costs for the year ended December 31, 2004 decreased 16.2% to $2.4 million from $2.9 million in 2004. The decrease is attributable to approximately $310,000 in reduced corporate payroll and approxi-

mately $165,000 collected on a fully reserved note receivable related to a previously sold business. This note was collected in full as of the end of 2004.
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

Changes in Financial Condition
Liquidity and Capital Resources
      Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

	December 31,

	2005	2004

Cash and cash equivalents	$7,331	$10,801
Working capital	$18,571	$19,085
Current ratio	2.0:1	2.0:1
Long-term liabilities to total capitalization	18.2%	19.4%
Shareholders’ equity per share	$2.37	$2.47
Days’ sales in receivables	50	44
Days’ sales in inventories	52	55
      The Company has restated certain amounts in the Consolidated Balance Sheet at December 31, 2004 and the Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 to correct an error in the classification of the Company’s floor plan arrangements with third party finance companies. Previously, the Company reported borrowings and repayments of floor plan financings with third party finance companies in the Consolidated Statement of Cash Flows as operating activities. The Consolidated Statement of Cash Flows has been restated to include these amounts in cash flows from financing activities. For the year ended December 31, 2004, this change had the effect of increasing net cash provided by operating activities and increasing net cash used in financing activities. For the year ended December 31, 2003, this change had the effect of decreasing net cash provided by operating activities and increasing net cash provided by financing activities. Additionally, floor plan payables are being presented as a separate line item in the Consolidated Balance Sheet instead of the previous presentation within accounts payable.
      Net cash used in operating activities was $407,000 for the year ended December 31, 2005, compared to net cash provided by operating activities of $804,000 in 2004. The cash used in operating activities in 2005 reflects an increase in accounts receivable partially offset by a decrease in inventories and an increase in accounts payable. The increase in accounts receivable is primarily attributable to the timing of collections. The decrease in inventories is attributable to reductions in purchases during the last quarter of 2005 as compared to the corresponding period in 2004 at the Recreational Products business unit. The increase in accounts payable is primarily attributable to utilizing open payment terms offered by distributor suppliers for inventory purchases in late 2005 at the Technology Solutions business unit and less financing through the use of floor plan arrangements. The cash provided by operating activities in 2004 reflects a decrease in accounts receivable, offset by an increase in inventories and decreases in accrued liabilities and accrued payroll. The decrease in accounts receivable relates primarily to strong collections of outstanding balances during the last quarter of 2004. The increase in inventories relates to the increased purchases at the Recreational Products business unit. The decreases in accrued liabilities and payroll relate primarily to the timing of payroll and other payments.
      Net cash used in investing activities totaled $897,000 for the year ended December 31, 2005 compared to $439,000 in 2004. Purchases of technology related and other fixed assets totaled $897,000 and $605,000 for the years ended December 31, 2005 and 2004, respectively. Proceeds on a note receivable from a business sold in 1999 totaled $166,000 for the year ended December 31, 2004. This note receivable was fully paid prior to the end of 2004.
      Net cash used in financing activities totaled $2.2 million for the year ended December 31, 2005, compared to $1.8 million in 2004. The cash used in financing activities in 2005 represents net payments of $2.1 million on floor plan arrangements and $349,000 in payments on capital lease obligations partially offset by the proceeds from the exercise of employee stock options. The net payments of $2.1 million on floor plan arrangements reflects the change in 2005 to utilize open payment terms offered by distributor suppliers for inventory purchases at the Technology Solutions business unit. The cash used in financing activities in 2004 represents net payments of $1.9 on floor plan arrangements partially offset by the proceeds from the exercise of employee stock options. The net payments of $1.9 million on floor plan arrangements primarily reflect the decrease of $2.5 million in December 2004 product sales at the Technology Solutions business unit as compared to December 2003. The reduced product sales level resulted in a lower amount of inventory purchased through the floor plan arrangements.
      The following summarizes contractual obligations and commercial commitments as of December 31, 2005 (in thousands):

	Payments due by period

		Less Than	1-3	4-5	Over
	Total	1 Year	Years	Years	5 Years

Contractual obligations
Operating leases	$4,386	$1,813	$1,793	$756	$24
Capital leases	487	393	94
Deferred compensation, environmental matters and other (1)	4,518		4,518

	$9,391	$2,206	$6,405	$756	$24

(1)	Amounts are estimated to be paid in one to three years from December 31, 2005.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Bell Industries, Inc.
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of Bell Industries, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in the notes to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.

PricewaterhouseCoopers LLP
Los Angeles, California
April 7, 2006

BELL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,

	2005	2004	2003

Net revenues
Products	$100,266	$113,832	$106,956
Services	30,670	30,122	34,949

	130,936	143,954	141,905

Costs and expenses
Cost of products sold	79,097	92,879	87,181
Cost of services provided	25,184	24,227	28,449
Selling and administrative	26,024	25,477	26,914
Depreciation and amortization	1,307	1,710	2,105
Interest, net	(275)	(161)	(166)
Special items	325	700

	131,662	144,832	144,483

Loss before income taxes	(726)	(878)	(2,578)
Income tax provision	73	75	1,209

Net loss	$(799)	$(953)	$(3,787)

Share and per share data
Basic and diluted
Net loss	$(.09)	$(.11)	$(.45)

Weighted average common shares	8,466	8,385	8,367

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	December 31,

	2005	2004

		(As Restated)
ASSETS
Current assets
Cash and cash equivalents	$7,331	$10,801
Accounts receivable, less allowance for doubtful accounts of $811 and $727	15,306	11,455
Inventories	12,764	14,364
Prepaid expenses and other	2,701	1,813

Total current assets	38,102	38,433

Fixed assets, at cost
Land, buildings and improvements	565	565
Leasehold improvements	938	902
Computer equipment and software	10,123	8,710
Furniture, fixtures and other	4,667	4,457

	16,293	14,634
Less accumulated depreciation and amortization	(13,150)	(11,495)

Total fixed assets	3,143	3,139

Other assets	3,108	3,617

	$44,353	$45,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Floor plan payables	$68	$2,172
Accounts payable	11,023	8,998
Accrued payroll	1,885	1,827
Accrued liabilities	6,555	6,351

Total current liabilities	19,531	19,348

Deferred compensation, environmental matters and other	4,518	5,025

Commitments and contingencies
Shareholders’ equity
Preferred stock
Authorized — 1,000,000 shares, outstanding — none
Common stock
Authorized — 35,000,000 shares, outstanding — 8,559,224 and 8,437,724 shares	32,832	32,545
Accumulated deficit	(12,528)	(11,729)

Total shareholders’ equity	20,304	20,816

	$44,353	$45,189

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common stock
			Accumulated
	Shares	Amount	deficit

Balance at December 31, 2002	8,366,724	$32,535	$(6,989)
Other stock transactions		(162)
Net loss			(3,787)

Balance at December 31, 2003	8,366,724	32,373	(10,776)
Employee stock plans	71,000	172
Net loss			(953)

Balance at December 31, 2004	8,437,724	32,545	(11,729)
Employee stock plans	121,500	287
Net loss			(799)

Balance at December 31, 2005	8,559,224	$32,832	$(12,528)

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year ended December 31,

	2005	2004	2003

		(As Restated)	(As Restated)
Cash flows from operating activities:
Net loss	$(799)	$(953)	$(3,787)
Depreciation and amortization	1,654	1,710	2,105
Provision for losses on accounts receivable	181	114	207
Changes in assets and liabilities	(1,443)	(67)	3,353

Net cash provided by (used in) operating activities	(407)	804	1,878

Cash flows from investing activities:
Purchases of fixed assets	(897)	(605)	(1,000)
Proceeds on note from sale of business		166	211

Net cash used in investing activities	(897)	(439)	(789)

Cash flows from financing activities:
Net proceeds (payments) of floor plan payables	(2,104)	(1,939)	1,035
Employee stock plans and other	287	172
Principal payments on capital leases	(349)

Net cash provided by (used in) financing activities	(2,166)	(1,767)	1,035

Net increase (decrease) in cash and cash equivalents	(3,470)	(1,402)	2,124
Cash and cash equivalents at beginning of year	10,801	12,203	10,079

Cash and cash equivalents at end of year	$7,331	$10,801	$12,203

Changes in assets and liabilities:
Accounts receivable	$(3,935)	$4,918	$(3,273)
Income tax receivable			2,400
Inventories	1,600	(3,078)	1,063
Accounts payable	2,025	227	1,160
Accrued liabilities and other	(1,133)	(2,134)	2,003

Net change	$(1,443)	$(67)	$3,353

Supplemental cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$85	$95	$36
Capital lease obligations incurred	$805	$—	$—
See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary of Accounting Policies
      Principles of consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.
      Restatement — The Company has restated certain amounts in the Consolidated Balance Sheet at December 31, 2004 and the Consolidated Statement of Cash Flows for the years ended December 31, 2004 and 2003 to correct an error in the classification of the Company’s floor plan arrangements with third party finance companies. Previously, the Company reported borrowings and repayments of floor plan financings with third party finance companies in the Consolidated Statement of Cash Flows as operating activities. The Consolidated Statement of Cash Flows has been restated to include these amounts in cash flows from financing activities. For the year ended December 31, 2004, this change had the effect of increasing net cash provided by operating activities and increasing net cash used in financing activities. For the year ended December 31, 2003 this change had the effect of decreasing net cash provided by operating activities and increasing net cash provided by financing activities. Additionally, floor plan payables are being presented as a separate line item in the Consolidated Balance Sheet instead of the previous presentation within accounts payable.
      A summary of the effects of the restatement follows:

	Years ended
	December 31

	2004	2003
Consolidated Statement of Cash Flows
Net cash provided by (used in) operating activities as previously reported	$(1,135)	$2,913
Restatement of floor plan payables	1,939	(1,035)

Restated net cash provided by (used in) operating activities	$804	$1,878

Net cash provided by financing activities as previously reported	$172	$—
Restatement of floor plan payables	(1,939)	1,035

Restated net cash provided by (used in) financing activities	$(1,767)	$1,035

December 31
2004
Consolidated Balance Sheet
Floor plan payables previously reported	$—
Restatement of floor plan payables	2,172

Restated floor plan payables	$2,172

Accounts payable previously reported	$11,170
Restatement of floor plan payables	(2,172)

Restated accounts payable	$8,998

      Cash and cash equivalents — The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.
      Included in cash and cash equivalents are repurchase agreements which are transactions involving the purchase of a security and the simultaneous commitment to return the security to the seller at an agreed upon price on an agreed upon date. These agreements mature the following day and the Company is paid principal plus interest. The U.S. Government Agency securities committed in these agreements are segregated by a third party custodian under the Company’s name and serve as collateral under such agreement. As of December 31, 2005 and 2004, these transactions amounted to approximately $7.3 million and $10.3 million, respectively. Based on the maturity date of the resell agreements, the Company considers that the amounts presented in the financial statements are reasonable estimates of fair value.
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
      Concentrations of credit risk with respect to trade receivables are generally limited due to the large number and general dispersion of trade accounts, which constitute the Company’s customer base. During 2005, 2004 and 2003, the Company had one Technology Solutions customer, Philip Morris USA, that accounted for approximately 10%, 14% and 10% of consolidated net revenues, respectively. At December 31, 2005 and 2004, this customer accounted for approximately 17% and 13% of accounts receivable, respectively. Another technology solutions customer totaled approximately 13% and 6% of accounts receivable at December 31, 2005 and 2004, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses and such losses have been within these estimates.
      Inventories — Inventories, consisting primarily of finished goods, are stated at the lower of cost (determined using weighted average and first-in, first-out methods) or market (net realizable value).
      Shipping and handling costs — Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $3.5 million in 2005, $3.7 million in 2004 and $3.4 million in 2003. These costs are included within selling and administrative expenses in the Consolidated Statement of Operations.
      Deferred catalog and advertising costs — The Company capitalizes the direct cost of producing its RPG product catalogs. Upon completion of each catalog, the production costs are amortized over the expected net sales period of one year. Deferred catalog costs totaled approximately $70,000 at December 31, 2005 and 2004. Total consolidated advertising costs, which are expensed as incurred, and amortized catalog production costs, totaled approximately $300,000 in 2005, $250,000 in 2004 and $250,000 in 2003.
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
      Accrued liabilities — The Company accrues for liabilities associated with disposed businesses, including amounts related to legal, environmental and contractual matters. In connection with these matters, the recorded liabilities include an estimate of legal fees to be incurred. These legal fees are charged against the recorded liability when incurred. Accrued liabilities include approximately $4.2 million and $4.3 million of amounts attributable to disposed businesses at December 31, 2005 and 2004, respectively.
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
      Comprehensive income (loss) — Comprehensive loss is the same as net loss for all periods presented.
      Stock-based compensation — The Company grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants. The following table illustrates the effect on net loss and net loss per share, for each of the years ended December 31, 2005, 2004 and 2003, if the Company had applied the fair value method as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” (dollars in thousands):

	2005	2004	2003

Net loss, as reported	$(799)	$(953)	$(3,787)
Compensation expense as determined under SFAS No. 123	(90)	(150)	(180)

Pro forma net loss	$(889)	$(1,103)	$(3,967)

Net loss per share
Basic and diluted — as reported	$(.09)	$(.11)	$(.45)

Basic and diluted — pro forma	$(.10)	$(.13)	$(.47)

      See Stock Plans note for the assumptions used to compute the pro forma amounts.
      Per share data — Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the weighted average number of common shares potentially issuable for dilutive securities such as stock options and warrants. The weighted average number of common shares outstanding for each of the years ended December 31, 2005, 2004, and 2003 is set forth in the following table (in thousands):

	2005	2004	2003

Basic weighted average shares outstanding	8,466	8,385	8,367
Potentially dilutive stock options	39	89	13
Anti-dilutive stock options due to net loss during year	(39)	(89)	(13)

Diluted weighted average shares outstanding	8,466	8,385	8,367

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

      New pronouncements — In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment.” SFAS No. 123 (revised 2004) revises SFAS No. 123 and APB No. 25 and related interpretations. SFAS No. 123 (revised 2004) requires compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values in the first interim or annual reporting period beginning after June 15, 2005 either on a retroactive or a prospective basis. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. In April 2005, the SEC adopted a rule that delayed the effective date of SFAS No. 123 (revised 2004) to the first annual reporting period beginning after June 15, 2005. The Company is required to adopt SFAS No. 123 (revised 2004) on January 1, 2006. Based on the outstanding stock options not vested as of December 31, 2005, the adoption of SFAS No. 123 (revised 2004) is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
      In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.” FIN 47 clarifies that liabilities associated with asset-retirement obligations whose timing or method of settlement is conditional upon future events should be recorded at fair value as soon as fair value can be reasonably estimated and provides guidance on whether fair value is considered reasonably estimable. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year companies). The adoption of the provisions of FIN 47 did not have a material impact on the Company’s consolidated financial position or results of operations.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
Special Items
      During 2005, the Company recorded a special pre-tax charge totaling $325,000 in connection with a severance agreement for a former executive. Substantially all costs related to this charge were paid in 2005. During 2004, the Company recorded a special pre-tax charge totaling $700,000 in connection with an employment agreement for another former executive. Substantially all costs related to this charge were paid in 2004.
Floor Plan Arrangements
      The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. The amount of aggregate outstanding floor plan obligations ranged between $68,000 and $2.1 million during 2005 and between $1.5 million and $5.1 million during 2004, and were collateralized by certain of the Company’s inventory and accounts receivable. The outstanding amounts are payable in 15 to 45 days. The arrangements are generally subsidized by computer products manufacturers and are interest free if amounts are paid within the specified terms. The Company paid minimal interest under floor plan arrangements for the periods presented.
Stock Repurchase Program
      In July 2001, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of the Company’s outstanding common stock. The common stock can be repurchased in the open market at varying prices depending on market conditions and other factors. No shares were repurchased by the Company during the years ended December 31, 2005, 2004 and 2003.

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
      The following summarizes activity under the plans:

			Weighted
			average	Fair
	Available	Shares	exercise	value of
	for future	under	price per	option
	grant	option	share	per share

Outstanding at December 31, 2002	887,960	1,082,229	$3.55
Granted	(45,000)	45,000	1.79	$0.89
Canceled	89,500	(89,500)	2.81

Outstanding at December 31, 2003	932,460	1,037,729	3.54
Granted	(20,000)	20,000	3.00	$1.50
Exercised		(71,000)	2.42
Canceled	455,229	(455,229)	4.52
Expired	(803,689)

Outstanding at December 31, 2004	564,000	531,500	2.83
Granted	(40,000)	40,000	2.35	$1.16
Exercised		(121,500)	2.36
Canceled	182,000	(182,000)	3.09
Expired	(147,000)

Outstanding at December 31, 2005	559,000	268,000	$2.78

      The following summarizes stock options outstanding as of December 31, 2005:

Remaining			Weighted
option life	Options	Options	average
in years	outstanding	exercisable	exercise price

1	30,000	30,000	$2.59
2	78,000	58,000	2.00
3	15,000	15,000	1.79
4	90,000	90,000	3.94
5 or more	55,000	55,000	2.37

	268,000	248,000	$2.84

      At December 31, 2004 and 2003, 455,500 and 861,562 options were exercisable at weighted average exercise prices of $2.96 and $3.84, respectively.
      Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”) 750,000 shares were authorized for issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At December 31, 2005, 419,450 shares were available for future issuance under the ESPP.
      The Black-Scholes model was utilized for estimating the fair value of stock-based grants using an assumed volatility of approximately 60% for all years presented and an expected four year life for stock options. The assumed risk free interest rate was approximately 4.0% for all years presented.

Income Taxes
      The income tax provision (benefit) charged (credited) was as follows (in thousands):

	2005	2004	2003

Current
Federal	$—	$—	$(1,290)
State	73	75	70
Deferred
Federal			2,349
State			80

	$73	$75	$1,209

      The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	2005	2004	2003

Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	6.6	5.6	1.8
Reversal of previously recorded tax accruals			(50.8)
Valuation allowance against net deferred tax assets	30.7	31.9	130.1
Nondeductible items and other, net	6.8	5.1	(.2)

Effective tax rate	10.1%	8.6%	46.9%

      Deferred tax balances were composed of the following (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Discontinued operations	$1,287	$1,442
Net operating loss carryforwards	3,273	2,725
Employee benefit accruals	343	471
Goodwill	256	333
Receivables allowance	297	265
Inventory reserves	89	100

	5,545	5,336
Deferred tax liabilities:
Prepaid items	(106)	(101)
Depreciation	(75)	(148)
Other	(183)	(184)

Net deferred tax balance before valuation allowance	5,181	4,903
Valuation allowance	(5,181)	(4,903)

Net deferred tax balance after valuation allowance	$—	$—

      After consideration of relevant factors, including recent operating results and the prior utilization of all previously available tax carryback opportunities, the Company recorded a full valuation allowance against net deferred tax asset balances in the fourth quarter of 2003. Based on continued operating losses and other relevant factors, the Company recorded an increase in the valuation allowance of approximately $278,000 and $1.6 million during the years ended December 31, 2005 and 2004, respectively.
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
      As of December 31, 2005, the Company has Federal net operating loss carryforwards of $6.4 million that expire in years 2023 through 2025. The use of the net operating loss carryforwards could be subject to certain statutory limitations upon a change in control.
Employee Benefit and Deferred Compensation Plans
      The Company has a qualified, trusteed, savings and profit sharing plan for eligible employees. The Company’s matching contributions and discretionary contributions to the plan, as determined by the Board of Directors, were $75,000 in 2005, $87,000 in 2004 and $59,000 in 2003.
      The Company has deferred compensation plans available for certain officers and other key employees. Expense associated with the deferred compensation element of these plans was $108,000 in 2005, $149,000 in 2004 and $207,000 in 2003.
Retiree Medical Program
      The Company provides postretirement medical coverage for qualifying employees who were employed prior to January 1, 1998. The employee must meet age and years of service requirements and must also be participating in a Bell medical plan at the time of retirement to be eligible. Any future increases in health premiums can be passed on 100% to retirees. The estimated liability for postretirement medical benefits, included in deferred compensation, environmental matters and other long term liabilities, totaled $773,000 and $822,000 at December 31, 2005 and 2004, respectively. Annual costs for active and potentially eligible employees were not significant during any of the years presented.
Environmental Matters
      The reserve for environmental matters primarily relates to the cost of monitoring and remediation efforts, which commenced in 1998, of a former leased facility site of Bell’s electronics circuit board manufacturer (“ESD”). The ESD business was closed in the early 1990s. The project involves a water table contamination clean up process, including monitoring and extraction wells. The Company has fully cooperated with the California Regional Water Quality Control Board (“CRWQCB”) to proactively resolve and address the remediation of the site. There are no administrative orders or sanctions against the Company. The Company obtained a cost cap insurance policy, expiring in November 2008, to cover remediation costs. The policy is in the amount of $4.0 million. Before coverage under the policy commences, the Company must spend $1.9 million of its own funds. This $1.9 million is the self insured retention.
      In late 2003, the CRWQCB required testing for several “emergent chemicals,” which are compounds that have only recently been identified as potential groundwater contaminants. During testing in 2004, one of these emergent chemicals, “1-4 Dioxane,” was found at the site. This substance was used as a stabilizing agent in the solvents that were used at the former ESD site. A detailed groundwater investigation was performed in 2004 to determine the extent of this contaminant and the plume in general. This investigation revealed that the existing groundwater plume was significantly larger than previously estimated. Additional remediation, including the installation of three new groundwater extraction wells, took place during 2005. In late 2005, total future remediation and related costs were reassessed and are estimated to be approximately $3.7 million. At December 31, 2005, approximately $1.6 million (estimated current portion) is included in accrued liabilities and $2.1 million (estimated non-current portion) is included in deferred compensation, environmental matters and other in the Consolidated Balance Sheet. At December 31, 2004, estimated future remediation costs totaled approximately $3.3 million ($1.0 million current and $2.3 million non-current).
      Payments under the cost cap insurance policy commenced during 2004 after the Company exceeded the $1.9 million self insured retention limit, and approximately $1.1 million has been collected as of December 31, 2005 from the insurance carrier. The estimated future amounts to be recovered from insurance, during the policy period ending November 2008, total $2.9 million. At December 31, 2005, approximately $1.9 million

(estimated current portion) is included in prepaid expenses and other, and $1.0 million (estimated non-current portion) is included in other assets in the Consolidated Balance Sheet. At December 31, 2004, estimated future amounts to be recovered from insurance totaled $2.6 million ($1.1 million current and $1.5 million non-current).
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
      The case proceeded to trial, which commenced and ended in March 2002, with a jury verdict resulting in Milgray having no liability to Williams. In July 2002, Williams appealed the jury verdict and, in April 2004, the United States Court of Appeals for the 7th Circuit (“US Appellate Court”) rendered its decision. The US Appellate Court concluded that jury instructions issued by the US District Court were in error and the case was ordered for retrial of Williams’ fraud and restitution claims. The case was remanded to the US District Court and a new judge was assigned. In September 2005, the US District Court entered its order declining to exercise supplemental jurisdiction over Williams’ claims and dismissing Williams’ case without prejudice. The US District Court noted in its order that Williams could pursue its claims in Illinois State Courts. In October 2005, Williams filed a Notice of Appeal to the US Appellate Court from the judgment of dismissal entered by the US District Court. Williams’ claim for compensatory damages is approximately $8.7 million, not including an additional claim for pre-judgment interest. While the Company cannot predict the outcome of this litigation, a final judgment favorable to Williams could have a material adverse effect on the Company’s results of operations, cash flows or financial position. Management intends to continue a vigorous defense.
      Other litigation: The Company is involved in other litigation, which is incidental to its current and discontinued businesses. The resolution of the other litigation is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position.
Commitments and Contingencies
      At December 31, 2005, the Company had operating leases on certain of its facilities and equipment expiring in various years through 2011. Under certain operating leases, the Company is required to pay property taxes and insurance. Rent expense under operating leases was $2.2 million during each of the years ended December 31, 2005, 2004 and 2003.
      At December 31, 2005 the Company had capital leases related to certain hardware and software in connection with a technology solutions engagement that commenced in 2005. Depreciation expense during 2005 relating to these leases totaling $347,000 is included in cost of products sold.

      Minimum annual rentals on operating and capital leases for the five years subsequent to 2005 are as follows (in thousands):

	Operating	Capital
	leases	leases

2006	$1,813	$393
2007	1,099	94
2008	695
2009	614
2010 and thereafter	165

	$4,386	487

Less amount representing interest		(31)

Total capital lease obligations		456
Less current portion		(365)

Capital lease obligations due after one year		$91

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

      The following is summarized financial information for the Company’s reportable segments (in thousands):

	Year ended December 31,

	2005	2004	2003

Net revenues
Technology Solutions
Products	$46,035	$60,149	$55,826
Services	30,670	30,122	34,949

	76,705	90,271	90,775
Recreational Products	45,858	45,907	44,804
Electronic Components	8,373	7,776	6,326

	$130,936	$143,954	$141,905

Operating income (loss)
Technology Solutions	$(1,532)	$(780)	$(2,135)
Recreational Products	1,408	1,319	1,321
Electronic Components	1,923	1,526	939
Special items	(325)	(700)
Corporate costs	(2,475)	(2,404)	(2,869)

	(1,001)	(1,039)	(2,744)
Interest, net	275	161	166

Loss before income taxes	$(726)	$(878)	$(2,578)

Depreciation
Technology Solutions	$850	$577	$841
Recreational Products	382	365	259
Electronic Components	24	23	31
Corporate	398	745	974

	$1,654	$1,710	$2,105

Total assets
Technology Solutions	$11,582	$8,543	$12,829
Recreational Products	16,374	17,099	14,087
Electronic Components	2,424	2,121	2,110
Corporate	13,973	17,426	17,607

	$44,353	$45,189	$46,633

Capital expenditures
Technology Solutions	$705	$94	$336
Recreational Products	93	405	266
Electronic Components	12	16	8
Corporate	87	90	390

	$897	$605	$1,000

Supplementary Data
QUARTERLY RESULTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Quarter ended

	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Year ended December 31, 2005
Net revenues
Products	$21,484	$29,896	$31,424	$17,462
Services	7,204	7,462	7,772	8,232

	28,688	37,358	39,196	25,694

Costs and expenses
Cost of products sold	16,874	23,374	25,436	13,413
Cost of services provided	6,012	5,835	6,185	7,152
Selling and administrative	6,189	6,886	6,577	6,372
Depreciation	327	321	328	331
Interest, net	(52)	(36)	(93)	(94)
Special item(1)			325

	29,350	36,380	38,758	27,174

Income (loss) before income taxes	(662)	978	438	(1,480)
Income tax provision	15	30	15	13

Net income (loss)	$(677)	$948	$423	$(1,493)

Share and Per Share Data
Basic
Net income (loss)	$(.08)	$.11	$.05	$(.18)

Weighted average common shares	8,454	8,460	8,460	8,490

Diluted
Net income (loss)	$(.08)	$.11	$.05	$(.18)

Weighted average common shares	8,454	8,493	8,479	8,490

Year ended December 31, 2004
Net revenues
Products	$26,095	$36,250	$32,300	$19,187
Services	8,333	7,568	7,190	7,031

	34,428	43,818	39,490	26,218

Costs and expenses
Cost of products sold	21,415	29,973	26,445	15,046
Cost of services provided	6,732	6,000	5,687	5,808
Selling and administrative	6,563	6,557	6,574	5,783
Depreciation	447	455	406	402
Interest, net	(30)	(38)	(39)	(54)
Special item(2)			700

	35,127	42,947	39,773	26,985

Income (loss) before income taxes	(699)	871	(283)	(767)
Income tax provision		44	31

Net income (loss)	$(699)	$827	$(314)	$(767)

Share and Per Share Data
Basic
Net income (loss)	$(.08)	$.10	$(.04)	$(.09)

Weighted average common shares	8,371	8,375	8,378	8,418

Diluted
Net income (loss)	$(.08)	$.10	$(.04)	$(.09)

Weighted average common shares	8,371	8,475	8,378	8,418

(1)	Includes a before-tax charge in connection with a severance agreement for a former executive.

(2)	Includes a before-tax charge in connection with an employment agreement for another former executive.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charge to		Balance
	beginning	costs and		at end of
Description	of period	expenses	Deductions	Period

Year ended December 31, 2005:
Allowance for doubtful accounts	$727	$181	$97	$811
Inventory reserves	929	127	191	865
Deferred tax valuation allowance	4,903	278		5,181

	$6,559	$586	$288	$6,857

Year ended December 31, 2004:
Allowance for doubtful accounts	$936	$114	$323	$727
Inventory reserves	871	229	171	929
Deferred tax valuation allowance	3,353	1,550		4,903

	$5,160	$1,893	$494	$6,559

Year ended December 31, 2003:
Allowance for doubtful accounts	$749	$207	$20	$936
Inventory reserves	756	281	166	871
Deferred tax valuation allowance		3,353		3,353

	$1,505	$3,841	$186	$5,160

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      Our management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based upon this evaluation, and because of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005. The Company’s management nevertheless has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.
      As described at the note to Consolidated Financial Statements under the heading titled “Restatement,” included at Part I of this report, the Company has restated its 2004 and 2003 annual consolidated financial statements to correct an error in the presentation of the Company’s floor plan arrangements.
Material Weakness in Internal Control over Financial Reporting
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Management has concluded that as of December 31, 2005, the Company did not maintain effective controls over the preparation, review, presentation and disclosure of amounts included in our Consolidated

Balance Sheet and Consolidated Statement of Cash Flows. Specifically, cash flows from the Company’s floor plan arrangements were not appropriately classified as cash flows from financing activities in the Consolidated Statement of Cash flows in accordance with generally accepted accounting principles. Further, these floor plan liabilities were not properly segregated from accounts payable in the Consolidated Balance Sheet as required under generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements, the interim consolidated condensed financial statements for all interim periods in 2004, the first three interim periods in 2005 and audit adjustments to the 2005 year-end financial statements. Additionally, this control deficiency could result in a misstatement of the Company’s accounts that would result in a material misstatement to the Company’s presentation and disclosure of floor plan arrangements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
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
Changes in Internal Control over Financial Reporting
      There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that has materially affected, or is likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      (a) Directors: The information required by Item 10 with respect to Directors will appear in the Proxy Statement for the 2006 Annual Meeting of Shareholders and is hereby incorporated by reference.
      (b) Executive Officers: The information required by Item 10 with respect to Executive Officers will appear in the Proxy Statement for the 2006 Annual Meeting of Shareholders and is hereby incorporated by reference.
      (c) Code of Ethics: Our code of Ethics, as required by Item 406 of Regulation S-K under the Securities Act of 1933, as amended, is available, without charge, upon written request sent to Bell Industries, Inc., Attention Secretary, at the address set forth on the cover page of this Annual Report on Form 10-K.

Item 11.	Executive Compensation
      The information required by Item 11 will appear in the Proxy Statement for the 2006 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      The information required by Item 12 will appear in the Proxy Statement for the 2006 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 will appear in the Proxy Statement for the 2006 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by Item 14 will appear in the Proxy Statement for the 2006 Annual Meeting of Shareholders and is hereby incorporated by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedule
      (a)1.     Financial Statements:
      The Consolidated Financial Statements and Report of Independent Accountants dated March 24, 2006 are included under Item 8 of this Annual Report on Form 10-K.
      2.     Financial Statement Schedule:
      The Financial Statement Schedule listed in the Index to Financial Statements included under Item 8 is filed as part of this Annual Report on Form 10-K.
      3.     Exhibits:

Number		Exhibit Title

2	.	Agreement and Plan of Merger, dated as of November 26, 1996 among Registrant, ME Acquisitions, Inc., and Milgray Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Form 8-K dated January 7, 1997.

3	.	The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant’s Form 8-B dated March 22, 1995, as amended.

4	.	The Specimen of Registrant’s Common Stock certificates is incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant’s Form 8-B filed January 15, 1980.

10	.a.	The 1990 Stock Option and Incentive Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held October 29, 1990.

b	.	The 1993 Employees’ Stock Purchase Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993.

c	.	The 1994 Stock Option Plan is incorporated by reference to Exhibit A of the Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held on November 1, 1994.

d	.	Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-B dated March 22, 1995, as amended.

e	.	Non-Employee Directors’ Stock Option Plan, as revised is, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K dated December 31, 1995.

f	.	Form of Stock Option Agreement between the Registrant and Non-employee Directors is incorporated by reference to Exhibit 10.m to Registrant’s Form 10-K dated December 31, 1995.

Number		Exhibit Title

g	.	Amendment to the 1994 Stock Option Plan dated August 8, 1997 is incorporated by reference to Exhibit 99 to Registrant’s Form 10-Q dated June 30, 1997.

h	.	Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August 12, 1997 is incorporated by reference to Exhibit 4.1.1 to Registrant’s Form S-8 dated August 12, 1997.

i	.	1997 Deferred Compensation Plan dated August 27, 1997 is incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 dated August 28, 1997.

j	.	The Employment Agreement between the Registrant and Tracy A. Edwards, dated February 1, 1999 is incorporated by reference to Exhibit 10.s of the Registrants Annual Report on Form 10-K dated December 31, 1998.

k	.	The Agreement of Purchase and Sale dated October 1, 1998 between Bell Industries, Inc. and Arrow Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, event date October 1, 1998.

l	.	Credit Agreement dated as of April 14, 1999 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K dated December 31, 2000.

m	.	First Amendment to Credit Agreement dated as of April 26, 2000 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.y of the Registrant’s. Annual Report on Form 10-K dated December 31, 2000.

n	.	Agreement for Wholesale Financing dated as of May 11, 2001 between the Registrant and Deutsche Financial Services Corporation is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.

o	.	Agreement for Wholesale Financing dated as of June 27, 2001 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.

p	.	The Bell Industries, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit 99. of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.

q	.	Second Amendment to Credit Agreement dated as of March 27, 2002 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2001.

r	.	Amended and Restated Agreement for Wholesale Financing dated as of July 18, 2002 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.r of the Registrant’s Annual Report on Form 10-K dated December 31, 2004.

s	.	Third Amendment to Credit Agreement dated as of May 12, 2003 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K dated December 31, 2003.

t	.	Letter Agreement dated as of August 12, 2003 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.y of the Registrant’s Annual Report on Form 10-K dated December 31, 2003.

u	.	The Severance Agreement between the Registrant and Russell A. Doll dated as of December 1, 2003 is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2004.

v	.	Amendment to Agreement for Wholesale financing dated as of December 12, 2003 between the Registrant and GE Commercial Distribution Finance Corporation (formerly known as Deutsche Financial Corporation) is incorporated by reference to Exhibit 10.v of the Registrant’s Annual Report on Form 10-K dated December 31, 2004.

w	.	Letter Agreement dated as of May 11, 2004 between the Registrant and IBM Credit LLC (formerly IBM Credit Corporation) is incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2004.

x	.	The Severance Agreement between the Registrant and Mitchell I. Rosen dated as of January 13, 2005 is incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K dated January 19, 2005.

Number	Exhibit Title

y .	The Employment Agreement between the Registrant and John A. Fellows dated as of September 30, 2005 is incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K dated October 4, 2005.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of John A. Fellows, Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant, pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John A. Fellows, Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bell Industries, Inc.

By:	/s/ John A. Fellows

John A. Fellows
President and Chief Executive Officer
Date: April 17, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 17, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Mark E. Schwarz Mark E. Schwarz	Director and Chairman of the Board

/s/ John A. Fellows John A. Fellows	President and Chief Executive Officer (Principal Executive Officer) Director

/s/ Mitchell I. Rosen Mitchell I. Rosen	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ L. James Lawson L. James Lawson	Director

/s/ Michael R. Parks Michael R. Parks	Director

EXHIBIT INDEX

Exhibit
Number	Description

2.	Agreement and Plan of Merger, dated as of November 26, 1996 among Registrant, ME Acquisitions, Inc., and Milgray Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Form 8-K dated January 7, 1997.(*)

3.	The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant’s Form 8-B dated March 22, 1995, as amended.(*)

4.	The Specimen of Registrant’s Common Stock certificates is incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant’s Form 8-B filed January 15, 1980.(*)

10.a.	The 1990 Stock Option and Incentive Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held October 29, 1990.(*)

b.	The 1993 Employees’ Stock Purchase Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993.(*)

c.	The 1994 Stock Option Plan is incorporated by reference to Exhibit A of the Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held on November 1, 1994.(*)

d.	Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-B dated March 22, 1995, as amended.(*)

e.	Non-Employee Directors’ Stock Option Plan, as revised is, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K dated December 31, 1995.(*)

f.	Form of Stock Option Agreement between the Registrant and Non-employee Directors is incorporated by reference to Exhibit 10.m to Registrant’s Form 10-K dated December 31, 1995.(*)

g.	Amendment to the 1994 Stock Option Plan dated August 8, 1997 is incorporated by reference to Exhibit 99 to Registrant’s Form 10-Q dated June 30, 1997.(*)

h.	Post-effective Amendment No. 1 to the 1994 Stock Option Plan dated August 12, 1997 is incorporated by reference to Exhibit 4.1.1 to Registrant’s Form S-8 dated August 12, 1997.(*)

i.	1997 Deferred Compensation Plan dated August 27, 1997 is incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 dated August 28, 1997.(*)

j.	The Employment Agreement between the Registrant and Tracy A. Edwards, dated February 1, 1999 is incorporated by reference to Exhibit 10.s of the Registrants Annual Report on Form 10-K dated December 31, 1998.(*)

k.	The Agreement of Purchase and Sale dated October 1, 1998 between Bell Industries, Inc. and Arrow Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, event date October 1, 1998.(*)

l.	Credit Agreement dated as of April 14, 1999 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K dated December 31, 2000.(*)

m.	First Amendment to Credit Agreement dated as of April 26, 2000 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.y of the Registrant’s. Annual Report on Form 10-K dated December 31, 2000.(*)

n.	Agreement for Wholesale Financing dated as of May 11, 2001 between the Registrant and Deutsche Financial Services Corporation is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.(*)

o.	Agreement for Wholesale Financing dated as of June 27, 2001 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.(*)

p.	The Bell Industries, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit 99. of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.(*)

Exhibit
Number	Description

q.	Second Amendment to Credit Agreement dated as of March 27, 2002 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2001.(*)

r.	Amended and Restated Agreement for Wholesale Financing dated as of July 18, 2002 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.r of the Registrant’s Annual Report on Form 10-K dated December 31, 2004.(*)

s.	Third Amendment to Credit Agreement dated as of May 12, 2003 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.x of the Registrant’s Annual Report on Form 10-K dated December 31, 2003.(*)

t.	Letter Agreement dated as of August 12, 2003 between the Registrant and Union Bank of California, N.A. is incorporated by reference to Exhibit 10.y of the Registrant’s Annual Report on Form 10-K dated December 31, 2003.(*)

u.	The Severance Agreement between the Registrant and Russell A. Doll dated as of December 1, 2003 is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2004.(*)

v.	Amendment to Agreement for Wholesale financing dated as of December 12, 2003 between the Registrant and GE Commercial Distribution Finance Corporation (formerly known as Deutsche Financial Corporation) is incorporated by reference to Exhibit 10.v of the Registrant’s Annual Report on Form 10-K dated December 31, 2004. (*)

w.	Letter Agreement dated as of May 11, 2004 between the Registrant and IBM Credit LLC (formerly IBM Credit Corporation) is incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2004. (*)

x.	The Severance Agreement between the Registrant and Mitchell I. Rosen dated as of January 13, 2005 is incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K dated January 19, 2005.(*)

y.	The Employment Agreement between the Registrant and John A. Fellows dated as of September 30, 2005 is incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K dated October 4, 2005. (*)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of John A. Fellows, Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John A. Fellows, Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Incorporated by reference.