Form 10-Q
period 2006-03-31
BELL INDUSTRIES INC /NEW/
filed 2006-05-15
CIK 945489

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Yes ☑            No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐            No ☑
     As of the close of business on May 10, 2006, there were 8,566,224 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended
	March 31
	2006	2005
Net revenues
Products	$19,287	$21,484
Services	7,870	7,204

	27,157	28,688

Costs and expenses
Cost of products sold	14,876	16,874
Cost of services provided	6,657	6,012
Selling and administrative	7,004	6,516
Interest, net	(75)	(52)

	28,462	29,350

Loss before income taxes	(1,305)	(662)
Income tax expense	15	15

Net loss	$(1,320)	$(677)

Basic and diluted share and per share data
Net loss	$(.15)	$(.08)

Weighted average common shares	8,563	8,454

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(Unaudited, dollars in thousands)

	March 31	December 31
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$5,111	$7,331
Accounts receivable, less allowance for doubtful accounts of $819 and $811	18,117	15,306
Inventories	12,805	12,764
Prepaid expenses and other	2,627	2,701

Total current assets	38,660	38,102
Fixed assets, net	2,591	3,143
Other assets	3,054	3,108

	$44,305	$44,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Floor plan payables	$31	$68
Accounts payable	12,109	11,023
Accrued liabilities and payroll	8,760	8,440

Total current liabilities	20,900	19,531

Deferred compensation, environmental matters and other	4,407	4,518

Commitments and contingencies
Shareholders’ equity:
Preferred stock
Authorized — 1,000,000 shares, outstanding — none
Common stock
Authorized — 35,000,000 shares, outstanding — 8,563,224 and 8,559,224 shares	32,846	32,832
Accumulated deficit	(13,848)	(12,528)

Total shareholders’ equity	18,998	20,304

	$44,305	$44,353

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31
	2006	2005
Cash flows from operating activities:
Net loss	$(1,320)	$(677)
Depreciation and amortization	567	331
Provision for losses on accounts receivable	18	37
Changes in assets and liabilities	(1,312)	(2,657)

Net cash used in operating activities	(2,047)	(2,966)

Cash flows from investing activities:
Purchases of fixed assets and other	(2)	(199)

Cash flows from financing activities:
Net payments of floor plan payables	(37)	(627)
Employee stock plans	9	55
Principal payments on capital leases	(143)

Net cash used in financing activities	(171)	(572)

Net decrease in cash and cash equivalents	(2,220)	(3,737)
Cash and cash equivalents at beginning of period	7,331	10,801

Cash and cash equivalents at end of period	$5,111	$7,064

Changes in assets and liabilities:
Accounts receivable	$(2,819)	$(5,165)
Inventories	(41)	(269)
Accounts payable	1,086	3,174
Accrued liabilities and other	462	(397)

Net change	$(1,312)	$(2,657)

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Accounting Principles
The accompanying consolidated condensed financial statements of Bell Industries, Inc. (the “Company”) for the three months ended March 31, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent registered public accounting firm, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2005 has been derived from audited financial statements, but does not include all disclosures required by GAAP.
Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to guidelines of the Securities and Exchange Commission (the “SEC”). Management believes that the disclosure included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but the disclosure contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.
Included in cash and cash equivalents are repurchase agreements which are transactions involving the purchase of a security and the simultaneous commitment to return the security to the seller at an agreed upon price on an agreed upon date. These agreements mature the following day and the Company is paid principal plus interest. The U.S. Government Agency securities committed in these agreements are segregated by a third party custodian under the Company’s name and serve as collateral under such agreement. As of March 31, 2006 and December 31, 2005, these transactions amounted to approximately $4.7 million and $7.3 million, respectively. Based on the maturity date of the resell agreements, the Company considers that the amounts presented in the financial statements are reasonable estimates of fair value.
Shipping and Handling Costs
Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $750,000 during each of the three month periods ended March 31, 2006 and 2005. These costs are included within selling and administrative expenses in the Consolidated Condensed Statement of Operations.
Floor Plan Arrangements
The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. At March 31, 2006 and December 31, 2005, the Company had outstanding floor plan obligations of $31,000 and $68,000, respectively.
Accrued Liabilities
The Company accrues for liabilities associated with disposed businesses, including amounts related to legal, environmental and contractual matters. Accrued liabilities include approximately $4.2 million of amounts attributable to disposed businesses at March 31, 2006 and December 31, 2005.

Stock-Based Compensation
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
The Company from time to time, grants stock options for a fixed number of shares to certain employees and directors with an exercise price equal to or greater than the fair value of the shares at the date of grant. Prior to the January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” the Company accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, because the stock option exercise price was equal to or greater than the fair value of the shares at the date of grant, no compensation expense was recognized for Company-issued stock options. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The following table illustrates the effect on net loss and net loss per share for the three month period ended March 31, 2005 if the Company had applied the fair value method as prescribed by SFAS No. 123, net of taxes (dollars in thousands):

Three months ended
March 31, 2005
Net loss, as reported	$(677)
Compensation expense as determined under SFAS No. 123	(13)

Pro forma net loss	$(690)

Net loss per share
Basic and diluted — as reported	$(.08)

Basic and diluted — pro forma	$(.08)

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense recognized in the Consolidated Condensed Statement of Operations totaled $5,000 for the three months ended March 31, 2006. No stock options were granted during the three months ended March 31, 2006.
The following summarizes stock option activity during the three months ended March 31, 2006:

		Weighted	Weighted average
		Average	remaining
		Exercise	contractual term	Aggregate
	Shares	price	(in years)	intrinsic value

Outstanding at December 31, 2005	268,000	$2.78
Granted
Exercised	(4,000)	$2.00
Canceled or expired	(2,000)	$2.00

Outstanding at March 31, 2006	262,000	$2.80	2.4	$82,000

Exercisable at March 31, 2006	244,000	$2.86	2.5	$70,000

The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company’s closing stock price on March 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 was approximately $2,000. As of March 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $3,000, which is expected to be recognized during the three months ended June 30, 2006. As of March 31, 2006 there were 470,000 shares of common stock available for issuance pursuant to future stock option grants.

Per Share Data
Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. The weighted average number of common shares outstanding for each of the three month periods ended March 31, 2006 and 2005 is set forth in the following table (in thousands):

	Three months ended
	March 31
	2006	2005
Basic weighted average shares outstanding	8,563	8,454
Potentially dilutive stock options	25	80
Anti-dilutive stock options due to net loss in period	(25)	(80)

Diluted weighted average shares outstanding	8,563	8,454

Recent Accounting Pronouncements
In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 123(R)-3 (“FSP 123 (R)-3”), Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an optional alternative transition election for calculating the pool of excess tax benefits (“APIC pool”) available to absorb tax deficiencies recognized under SFAS No. 123 (revised 2004). Under FSP 123(R)-3, an entity can make a one time election to either use the alternative simplified method or use the guidance in SFAS No. 123 (revised 2004) to calculate the APIC pool. This election must be made by January 1, 2007. The Company is currently evaluating the available transition alternatives.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position or results of operations.
Environmental Matters
Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1998, at a former leased facility site of the Company’s Electronics circuit board manufacturer (“ESD”). The ESD business was closed in the early 1990s. At March 31, 2006 and December 31, 2005, ESD estimated future remediation and related costs totaled approximately $3.6 million and $3.7 million, respectively. At March 31, 2006, approximately $1.7 million (estimated current portion) is included in accrued liabilities and $1.9 million (estimated non-current portion) is included in deferred compensation, environmental matters and other in the Consolidated Condensed Balance Sheet. At March 31, 2006 and December 31, 2005, the estimated future amounts to be recovered from insurance totaled $2.6 million and $2.9 million, respectively. At March 31, 2006, approximately $1.8 million (estimated current portion) is included in prepaid expenses and other and approximately $800,000 (estimated non-current portion) is included in other assets in the Consolidated Condensed Balance Sheet.
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
The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended
	March 31
	2006	2005
Net revenues
Technology Solutions
Products	$6,436	$8,228
Services	7,870	7,204

	14,306	15,432
Recreational Products	10,657	11,391
Electronic Components	2,194	1,865

	$27,157	$28,688

Operating income (loss)
Technology Solutions	$(1,244)	$(767)
Recreational Products	190	218
Electronic Components	538	425
Corporate costs	(864)	(590)

	(1,380)	(714)
Interest, net	75	52
Income tax expense	(15)	(15)

Net loss	$(1,320)	$(677)

Subsequent Event
Sale of J.W. Miller division: On April 28, 2006, the Company, as seller, entered into an Asset Purchase Agreement (the “Agreement”) with Bourns, Inc., as buyer, and simultaneously closed the asset purchase and sale transaction contemplated by the Agreement, thereby completing the sale of substantially all of the assets, excluding real estate, of the Company’s J.W. Miller division. Pursuant to the Agreement, the Company received $8.5 million in cash, subject to post closing adjustments and indemnification obligations. The sale generated an estimated after-tax gain of approximately $5.8 million, which will be recognized in the second quarter of 2006.
The J.W. Miller division constitutes the Company’s entire electronic components business segment. As of March 31, 2006, the Company was in discussion with Bourns, Inc. regarding the aforementioned transaction, however, management had limited authorization from the Company’s Board of Directors regarding the sale of the division and significant contingencies remained such that completion of the sale was not probable. The J.W. Miller division will be presented as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” as of the effective date of this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by, the consolidated condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, within the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and within other filings with the SEC. This discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements that we make in this Quarterly Report are set forth below, are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and are set forth in other reports or documents that we file from time to time with the SEC. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
Critical Accounting Policies
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the critical accounting policies were identified which affect the more significant estimates and assumptions used in preparing the consolidated financial statements. These policies have not changed from those previously disclosed.
Recent Accounting Pronouncements
In November 2005, the FASB issued FSP 123 (R)-3, Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an optional alternative transition election for calculating the APIC pool available to absorb tax deficiencies recognized under SFAS No. 123 (revised 2004). Under FSP 123(R)-3, an entity can make a one time election to either use the alternative simplified method or use the guidance in SFAS No. 123 (revised 2004) to calculate the APIC pool. This election must be made by January 1, 2007. The Company is currently evaluating the available transition alternatives.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The statement provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The statement also addresses the reporting of a correction of an error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position or results of operations.
Results of Operations
The Note to Consolidated Condensed Financial Statements under the heading titled “Business Segment Information” includes a tabular summary of results of operations by business segment for the three months ended March 31, 2006 and 2005.
Net revenues
Net revenues for the three months ended March 31, 2006 decreased 5.3% to $27.2 million from $28.7 million in 2005. Net revenues are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.
Operating income (loss)
Operating loss for the three months ended March 31, 2006 increased to $1.4 million from $714,000 in 2005. Operating results are further discussed in “Technology Solutions,” “Recreational Products,” and “Electronic Components,” below.

Corporate costs
Corporate costs for the three months ended March 31, 2006 increased 46.4% to $864,000 from $590,000 in 2005. The increase is attributable to approximately $125,000 in costs incurred for accounting, legal and reprographics costs in connection with the restatement of the Company’s 2004 and 2003 annual consolidated financial statements and the interim periods in 2005 and 2004, approximately $80,000 in higher payroll costs, and approximately $60,000 in increased travel related expenses.
Interest, net
Net interest income for the three months ended March 31, 2006 increased 44.2% to $75,000 from $52,000 in 2005. The increase is primarily attributable to an increase in interest rates during the 2006 period as compared to the prior year.
Technology Solutions
Technology Solutions revenues for the three months ended March 31, 2006 decreased 7.3% to $14.3 million from $15.4 million in 2005. Product revenues for the three months ended March 31, 2006 decreased 21.8% to $6.4 million from $8.2 million in 2005. The decrease in product revenues is primarily attributable to approximately $1.8 million related to the loss of two large product accounts during 2005, offset by approximately $400,000 in net increases in sales to education accounts, and the continued market pressure due to intense price competition and extended purchasing cycles. Services revenues for the three months ended March 31, 2006 increased 9.2% to $7.8 million from $7.2 million in 2005. The increase in services revenues is attributable to continued strength in reverse logistics and depot repair business and related increases in revenues at three clients totaling approximately $1.6 million, offset by net decreases in services revenues from other clients totaling approximately $1.0 million. The operating loss for the three months ended March 31, 2006 increased 62.2% to $1.2 million from $767,000 in 2005. The increase in operating loss is primarily attributable to approximately $600,000 in losses from continuing higher start up and related costs associated with a new depot services contract with a large printer manufacturer that commenced in the fourth quarter of 2005. Additionally, the lower product revenues during the first quarter of 2006 resulted in an increase in operating loss of approximately $200,000. These increases totaling approximately $800,000 were offset by cost containment efforts and related reductions in business development expenses totaling approximately $200,000.
During July 2005, Philip Morris USA indicated its intention to transition certain outsourcing services and product sales provided by the Company to a new vendor on or before the contract termination date of April 2006. For the three months ended March 31, 2006, services revenue from this portion of the engagement totaled approximately $2.2 million and product revenue amounted to approximately $600,000 compared to approximately $2.6 million and $700,000 for the corresponding period in 2005. For the year ended December 31, 2005, services revenue from this portion of the engagement totaled approximately $7.5 million and product revenue amounted to approximately $3.7 million. During September 2005, written notification was received that terminates the enterprise service desk services portion of the engagement, effective April 1, 2006. Extensions through August 2006 have been finalized on the other contractual portions of the engagement with an April 2006 termination date. Decreases in services revenue and product revenue totaling approximately $4.0 million and $2.0 million, respectively, during 2006 as compared to 2005 are anticipated on these contractual portions of the engagement.
Recreational Products
Recreational Products revenues for the three months ended March 31, 2006 decreased 6.4% to $10.7 million from $11.4 million in 2005, and operating income decreased 12.8% to $190,000 from $218,000. The decrease in revenues and operating income is attributable to decreases in sales of recreational vehicle, marine and snowmobile products totaling approximately $600,000. The decline in sales is attributable to adverse economic conditions and higher fuel costs and the associated impact on the recreation vehicle and boating markets. Gross margin percentage improvement related to price increases and product mix partially offset the reduction in operating income related to the lower sales levels.
Electronic Components
Electronic Components revenues for the three months ended March 31, 2006 increased 17.6% to $2.2 million from $1.9 million in 2005, and operating income increased 26.6% to $538,000 from $425,000. An increase in demand for magnetic components from certain large customers contributed to the overall increase in sales and operating income.
On April 28, 2006, The Company sold substantially all of the assets of this division to Bourns, Inc. for $8.5 million in cash, subject to post closing adjustments and indemnification obligations. The sale generated an after-tax gain of approximately $5.8 million, which will be recognized in the second quarter of 2006. The sale of the Company’s smallest division provides additional cash resources to focus on the Company’s core business units.
Cost of products sold
As a percentage of product revenues, cost of products sold for the three months ended March 31, 2006 decreased to 77.1% from 78.5% in 2005. The decrease is primarily attributable to the gross margin percentage improvement at the Recreational Products business unit.

Cost of services provided
As a percentage of services revenues, cost of services provided for the three months ended March 31, 2006 increased to 84.6% from 83.5% in 2005 at the Technology Solutions business unit. The increase is primarily attributable to the continuing higher direct labor costs associated with the new depot services contract at the Technology Solutions business unit.
Selling and administrative expenses
As a percentage of sales, selling and administrative expenses for the three months ended March 31, 2006 increased to 25.8% from 22.7% in 2005. This increase is primarily attributable to the costs associated with the restatement of prior year’s financial statements, higher corporate payroll and travel costs, the higher administrative costs associated with the new depot services contract, and the overall decrease in revenues at the Technology Solutions business unit during the first quarter of 2006 as compared to 2005.
Income tax
For each of the three months ended March 31, 2006 and 2005, the Company recorded a provision for income taxes totaling $15,000. These amounts are primarily related to state taxes. As of March 31, 2006, the Company continues to record a full valuation allowance against net deferred tax asset balances.
Net loss
The net loss totaled $1.3 million for the three months ended March 31, 2006, an increase of $643,000 from the net loss in the prior year. The increase in net loss resulted from the factors described above.
Changes in Financial Condition
Liquidity and Capital Resources
Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	March 31	December 31
	2006	2005
Cash and cash equivalents	$5,111	$7,331
Working capital	$17,760	$18,571
Current ratio	1.8:1	2.0:1
Long-term liabilities to total capitalization	18.8%	18.2%
Shareholders’ equity per share	$2.22	$2.37

	Three months ended
	March 31
	2006	2005
Days’ sales in receivables	57	49
Days’ sales in inventories	54	54
Net cash used in operating activities was $2.0 million for the three months ended March 31, 2006 compared to $3.0 million in 2005. The net cash used in operating activities during 2006 reflects increased accounts receivable partially offset by increased accounts payable. The increase in accounts receivable was primarily due to increased Recreational Products business unit sales during the first quarter of 2006 as compared to the fourth quarter of 2005 and the timing of receivables collections. Additionally, extended sales terms are provided on certain product sales to Recreational Product business unit customers. Extended terms are also provided by vendors on these products and have contributed to the increase in accounts payable. The net cash used in operating activities in 2005 reflects increased accounts receivable partially offset by increased accounts payable at the Recreational Products business unit.
Net cash used in investing activities totaled $2,000 for the three months ended March 31, 2006 compared to $199,000 in 2005 related to purchases of technology related products and other fixed assets.

Net cash used in financing activities totaled $171,000 for the three months ended March 31, 2006 compared to $572,000 in 2005. The cash used in financing activities for 2006 represents $143,000 in payments on capital lease obligations and net payments of $37,000 on floor plan arrangements partially offset by the proceeds from the exercise of employee stock options. The cash used in financing activities in 2005 represents net payments of $627,000 on floor plan arrangements partially offset by the proceeds from the exercise of employee stock options.
The Company believes that sufficient cash resources exist for the foreseeable future to support requirements for its operations and commitments through available cash, cash generated by operations and the cash from the sale of the J.W. Miller division in April 2006. However, management is evaluating its options in regard to obtaining financing, as additional cash resources may be needed to support future growth.
Off-Balance Sheet Arrangements
The Company does not have any material off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
During April 2006, the Company entered into a new lease for its Technology Solutions business in Indianapolis, Indiana. This lease on the new headquarters facility, which is effective July 1, 2006, will replace the existing facility lease that expires on June 30, 2006. The total contractual obligation related to this new lease, which expires on October, 31 2012, is approximately $2.9 million. Other than this new lease, there have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has no investments in market risk-sensitive investments for either trading purposes or purposes other than trading purposes.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Remediation of Previously Disclosed Material Weakness
Management previously concluded that as of December 31, 2005, the Company did not maintain effective controls over the preparation, review, presentation and disclosure of amounts included in our Consolidated Balance Sheet and Consolidated Statement of Cash Flows. Specifically, cash flows from the Company’s floor plan arrangements were not appropriately classified as cash flows from financing activities in the Consolidated Statement of Cash flows in accordance with generally accepted accounting principles. Further, these floor plan liabilities were not properly segregated from accounts payable in the Consolidated Balance Sheet as required under generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s 2004 and 2003 annual consolidated financial statements, the interim consolidated condensed financial statements for all interim periods in 2004, the first three interim periods in 2005 and audit adjustments to the 2005 year-end financial statements. Additionally, this control deficiency could result in a misstatement of the Company’s accounts that would result in a material misstatement to the Company’s presentation and disclosure of floor plan arrangements that would not be prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

During the quarter ended March 31, 2006, the Company implemented controls and enhanced procedures which include improved training and review processes to ensure proper preparation, review, presentation, and disclosure of amounts included in its balance sheet and statement of cash flows. We tested the operating effectiveness of these newly implemented controls and found them to be effective and have concluded that, as of March 31, 2006, this material weakness has been remediated.
Changes in Internal Control over Financial Reporting
Other than noted above, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2006 that has materially affected, or is likely to materially affect, our internal control over financial reporting.
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
We have a history of operating losses.
We have incurred net losses in each of the past five fiscal years. As of March 31, 2006 we had an accumulated deficit of approximately $13.8 million. If our future revenues in each of our business units do not meet our expectations, or if operating expenses exceed what we anticipate, our business, financial condition and results of operations could be materially and adversely affected.
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
Our technology solutions business is dependent on a limited number of major clients and the loss of any of these major clients would materially and adversely affect our business, financial condition and results of operations.
Sales of our products and services in our technology solutions business has been and will likely continue to be concentrated in a small number of clients. Two of our clients accounted for approximately 33% of our total revenues for 2005 in our technology solutions business, with one client, Philip Morris USA, accounting for approximately 10% of our total consolidated net revenues for the year. In the event that any of these major clients should cease to purchase products or services from us, or purchase significantly fewer products and services in the future, we could experience materially adverse effects on our business, financial condition and results of operations.
During July 2005, Philip Morris USA indicated its intention to transition certain outsourcing services and product sales provided by the Company to a new vendor on or before the contract termination date of April 2006. For the three months ended March 31, 2006, services revenue from this portion of the engagement totaled approximately $2.2 million and product revenue amounted to approximately $600,000 compared to approximately $2.6 million and $700,000 for the corresponding period in 2005. For the year ended December 31, 2005, services revenue from this portion of the engagement totaled approximately $7.5 million and product revenue amounted to approximately $3.7 million. During September 2005, written notification was received that terminates the enterprise service desk services portion of the engagement, effective April 1, 2006. Extensions through August 2006 have been finalized on the other contractual portions of the engagement with an April 2006 termination date. We anticipate a decrease in services revenue and product revenue totaling approximately $4.0 million and $2.0 million, respectively, during 2006 as compared to 2005 on these contractual portions of the engagement. We are currently discussing other service and product opportunities with Philip Morris USA, but there is no guarantee that these new opportunities will offset any of the decreases in revenues in 2006 or in future years.

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
We are in the process of beginning a review and analysis of our internal control over financial reporting for Sarbanes-Oxley compliance. As part of that process we may discover additional control deficiencies in our internal control over financial reporting or our disclosure controls and procedures that we believe require remediation. If we discover additional deficiencies, we will make efforts to remediate these deficiencies; however, there is no assurance that we will be successful either in identifying deficiencies or in their remediation. Any failure to maintain effective controls in the future could adversely affect our business or cause us to fail to meet our reporting obligations.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment.” SFAS No. 123 (revised 2004) revises SFAS No. 123 and APB No. 25 and related interpretations. Effective January 1, 2006, SFAS No. 123 (revised 2004) required compensation cost relating to all share-based payments to employees to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Based on the outstanding stock options not vested as of December 31, 2005, the adoption of SFAS No. 123 (revised 2004) did not have a material impact on the Company’s consolidated financial position or results of operations. Although the adoption of this statement did not have a material impact, the impact in future periods may be significant based on the number of stock options granted as we will be required to expense the fair value of our stock options rather than disclosing the impact on our consolidated results of operations within our footnotes.
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

BELL INDUSTRIES, INC.

Dated: May 15, 2006	By:	/s/ John A. Fellows

John A. Fellows
President and Chief Executive Officer
(authorized officer of registrant)

Dated: May 15, 2006	By:	/s/ Mitchell I. Rosen

Mitchell I. Rosen
Vice President and Chief Financial Officer
(principal financial and accounting officer)