Form 10-Q
period 2006-06-30
BELL INDUSTRIES INC /NEW/
filed 2006-08-14
CIK 945489

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006
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
Yes ☐     No ☑
      As of the close of business on August 11, 2006, there were 8,566,224 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Net revenues:
Products	$24,302	$27,815	$41,395	$47,434
Services	6,859	7,462	14,729	14,666

	31,161	35,277	56,124	62,100

Costs and expenses:
Cost of products sold	19,466	22,276	33,156	38,168
Cost of services provided	5,220	5,835	11,877	11,847
Selling and administrative	7,481	6,734	14,015	12,792
Interest, net	(134)	(36)	(209)	(88)

	32,033	34,809	58,839	62,719

Income (loss) from continuing operations before income taxes	(872)	468	(2,715)	(619)
Income tax expense (benefit)	(892)	30	(877)	45

Income (loss) from continuing operations	20	438	(1,838)	(664)

Discontinued operations:
Income from discontinued operations, net of tax	39	510	577	935
Gain on sale of discontinued operations, net of tax	5,153	—	5,153	—

Discontinued operations, net of tax	5,192	510	5,730	935

Net income	$5,212	$948	$3,892	$271

Share and Per Share Data:
Basic
Income (loss) from continuing operations	$—	$0.05	$(0.22)	$(0.08)
Discontinued operations	0.61	0.06	0.67	0.11

Net income	$0.61	$0.11	$0.45	$0.03

Weighted average common shares	8,565	8,460	8,564	8,457

Diluted
Income (loss) from continuing operations	$—	$0.05	$(0.22)	$(0.08)
Discontinued operations	0.61	0.06	0.67	0.11

Net income	$0.61	$0.11	$0.45	$0.03

Weighted average common shares	8,593	8,493	8,590	8,513

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, dollars in thousands)

	June 30	December 31
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$14,455	$7,331
Accounts receivable, less allowance for doubtful accounts of $541 and $811	15,645	15,306
Inventories	10,079	12,764
Prepaid expenses and other	2,906	2,701

Total current assets	43,085	38,102
Fixed assets, net	2,313	3,143
Other assets	2,557	3,108

	$47,955	$44,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Floor plan payables	$57	$68
Accounts payable	11,624	11,023
Accrued liabilities and payroll	7,854	8,440

Total current liabilities	19,535	19,531

Deferred compensation, environmental matters and other	4,041	4,518

Commitments and contingencies
Shareholders’ equity:
Preferred stock
Authorized — 1,000,000 shares, outstanding — none
Common stock
Authorized — 35,000,000 shares, outstanding — 8,566,224 and 8,559,224 shares	33,015	32,832
Accumulated deficit	(8,636)	(12,528)

Total shareholders’ equity	24,379	20,304

	$47,955	$44,353

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30
	2006	2005
Cash flows from operating activities:
Net income	$3,892	$271
Income from discontinued operations, net of tax	(577)	(935)
Gain on sale of discontinued operations, net of tax	(5,153)	—
Depreciation and amortization	1,040	647
Stock-based compensation	169	—
Provision for losses on accounts receivable	51	106
Changes in assets and liabilities, net of disposals	992	(943)

Net cash provided by (used in) operating activities for continuing operations	414	(854)
Net cash provided by (used in) operating activities for discontinued operations	(695)	875

Net cash provided by (used in) operating activities	(281)	21

Cash flows from investing activities:
Purchases of fixed assets and other	(296)	(301)

Net cash used in investing activities for continuing operations	(296)	(301)
Net cash provided by (used in) investing activities for discontinued operations	7,945	(12)

Net cash provided by (used in) investing activities	7,649	(313)

Cash flows from financing activities:
Net payments of floor plan payables	(11)	(1,922)
Employee stock plans	14	55
Principal payments on capital leases	(247)	—

Net cash used in financing activities	(244)	(1,867)

Net increase (decrease) in cash and cash equivalents	7,124	(2,159)
Cash and cash equivalents at beginning of period	7,331	10,801

Cash and cash equivalents at end of period	$14,455	$8,642

Changes in assets and liabilities, net of disposals:
Accounts receivable	$(1,273)	$(7,537)
Inventories	1,477	3,393
Accounts payable	1,139	4,545
Accrued liabilities and other	(351)	(1,344)

Net change	$992	$(943)

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Accounting Principles
The accompanying consolidated condensed financial statements of Bell Industries, Inc. (the “Company”) for the three and six month periods ended June 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent registered public accounting firm, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2005 has been derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Included in cash and cash equivalents are repurchase agreements which are transactions involving the purchase of a security and the simultaneous commitment to return the security to the seller at an agreed upon price on an agreed upon date. These agreements mature the following day and the Company is paid principal plus interest. The U.S. Government Agency securities committed in these agreements are segregated by a third party custodian under the Company’s name and serve as collateral under such agreement. As of June 30, 2006 and December 31, 2005, these transactions amounted to approximately $13.0 million and $7.3 million, respectively. Based on the maturity date of the resell agreements, the Company considers that the amounts presented in the financial statements are reasonable estimates of fair value.
Shipping and Handling Costs
Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $1.1 million and $1.8 million during the three and six month periods ended June 30, 2006 and $1.0 million and $1.8 million during the three and six month periods ended June 30, 2005. These costs are included within selling and administrative expenses in the Consolidated Condensed Statements of Operations.
Floor Plan Arrangements
The Company finances certain inventory purchases in its Technology Solutions business unit through floor plan arrangements with two finance companies. At June 30, 2006 and December 31, 2005, the Company had outstanding floor plan obligations of $57,000 and $68,000, respectively.
Accrued Liabilities
The Company accrues for liabilities associated with disposed businesses, including amounts related to legal and environmental matters. Accrued liabilities include approximately $4.2 million of amounts attributable to disposed businesses at June 30, 2006 and December 31, 2005.

Stock-Based Compensation
The Company maintains the 2001 Stock Option Plan (“2001 Plan”) which provides for the issuance of common stock to be available for purchase by employees and by non-employee directors of the Company. Under the 2001 Plan, both incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted. Options outstanding have terms of between five and ten years, vest over a period of up to four years and were issued at a price equal to or greater than fair value of the shares on the date of grant.
The Company from time to time, grants stock options for a fixed number of shares to certain employees and directors. Prior to the January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” the Company accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, because the stock option exercise price was equal to or greater than the fair value of the shares at the date of grant, no compensation expense was recognized for Company-issued stock options. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The following table illustrates the effect on net income and net income per share for the three and six month periods ended June 30, 2005 if the Company had applied the fair value method as prescribed by SFAS No. 123, net of taxes (dollars in thousands):

	Three	Six
	months ended	months ended
	June 30, 2005	June 30, 2005
Net income, as reported	$948	$271
Compensation expense as determined under SFAS No. 123	(19)	(32)

Pro forma net income	$929	$239

Net income per share
Basic and diluted — as reported	$.11	$.03

Basic and diluted — pro forma	$.11	$.03

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation expense for the six months ended June 30, 2006 includes compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and expense related to all stock options granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004). Stock-based compensation expense recognized in the Consolidated Condensed Statements of Operations totaled $164,000 and $169,000 for the three and six month periods ended June 30, 2006 of which $3,000 and $8,000, respectively, represented compensation expense related to stock options granted prior to January 1, 2006.
During June 2006 pursuant to his employment agreement, John A. Fellows, President and Chief Executive Officer, received the following non qualified option grants to purchase shares of common stock:

		Market price on
Number of shares	Grant price	date of grant	Option life
250,000	$2.67	$2.46	10 years
250,000	$4.00	$2.46	10 years
250,000	$6.00	$2.46	10 years
250,000	$8.00	$2.46	10 years
Each of these options vest at 20% on the date of grant and an additional 20% on October 3, 2006, October 3, 2007, October 3, 2008, and October 3, 2009, and provide for accelerated vesting if there is a change in control (as defined in the stock option agreement). These options are standalone grants and were not granted from the 2001 Plan.

The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of four years. The weighted average fair value at the grant date for options issued during the three months ended June 30, 2006 and 2005 was $.91 and $1.16 per option, respectively. The fair value of options at the date of grant was estimated using the following assumptions during the second quarter of 2006 and 2005, respectively: (a) no dividend yield on the Company’s stock, (b) expected stock price volatility of 39% and 60%, (c) a risk-free interest rate of 4.95% and 4%, and (d) an expected option term of 4.37 to 5.73 years and 4 years.
The expected term of the options granted in 2006 is calculated using the simplified method as prescribed by Staff Accounting Bulletin No. 107. The expected term for each option grant represents the vesting term plus the original contract term divided by two. For 2006, expected stock price volatility represent the one year historical annualized volatility calculated using weekly closing market prices for the Company’s common stock. The risk-free interest rate is based on the five year U.S. Treasury yield at the date of grant. The Company has not paid dividends in the past and does not currently anticipate paying any dividends in the near future.
The following summarizes stock option activity during the six months ended June 30, 2006:

		Weighted	Weighted average
		average	remaining
		exercise	contractual term	Aggregate
	Shares	price	(in years)	intrinsic value
Outstanding at December 31, 2005	268,000	$2.78
Granted to John A. Fellows	1,000,000	$5.17
Granted from 2001 Plan	235,000	$3.89
Exercised	(7,000)	$2.00
Canceled or expired	(34,000)	$2.52

Outstanding at June 30, 2006	1,462,000	$4.60	9.3	$141,000

Exercisable at June 30, 2006	468,000	$3.95	6.0	$90,000

The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company’s closing stock price on June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2006 was approximately $2,000 and $4,000, respectively. As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $648,000 which is expected to be recognized over a weighted average period of approximately 1.5 years. As of June 30, 2006 there were 265,000 shares of common stock available for issuance pursuant to future stock option grants under the Plan.
Per Share Data
Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. The weighted average number of common shares outstanding for each of the three and six month periods ended June 30, 2006 and 2005 is set forth in the following table:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Basic weighted average shares outstanding	8,565,000	8,460,000	8,564,000	8,457,000
Potentially dilutive stock options	28,000	33,000	26,000	56,000

Diluted weighted average shares outstanding	8,593,000	8,493,000	8,590,000	8,513,000

For each of the three and six month periods ended June 30, 2006 the number of stock option shares not included in the table above, because the impact would have been antidilutive, was 1,180,000. For each of the three and six month periods ended June 30, 2005 the number of stock option shares not included in the table above, because the impact would have been antidilutive, was 200,000.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In November 2005, the FASB issued Staff Position No. 123(R)-3 (“FSP 123 (R)-3”), “Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards,” which provides an optional alternative transition election for calculating the pool of excess tax benefits (“APIC pool”) available to absorb tax deficiencies recognized under SFAS No. 123 (revised 2004). Under FSP 123(R)-3, an entity can make a one time election to either use the alternative simplified method or use the guidance in SFAS No. 123 (revised 2004) to calculate the APIC pool. This election must be made by January 1, 2007. The Company is currently evaluating the available transition alternatives.
Environmental Matters
Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1998, at a former leased facility site of the Company’s Electronics circuit board manufacturer (“ESD”). The ESD business was closed in the early 1990s. At June 30, 2006 and December 31, 2005, ESD estimated future remediation and related costs totaled approximately $3.4 million and $3.7 million, respectively. At June 30, 2006, approximately $1.7 million (estimated current portion) is included in accrued liabilities and $1.7 million (estimated non-current portion) is included in deferred compensation, environmental matters and other in the Consolidated Condensed Balance Sheets. At June 30, 2006 and December 31, 2005, the estimated future amounts to be recovered from insurance totaled $2.4 million and $2.9 million, respectively. At June 30, 2006, approximately $1.7 million (estimated current portion) is included in prepaid expenses and other and approximately $700,000 (estimated non-current portion) is included in other assets in the Consolidated Condensed Balance Sheets.
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

Sale of J.W. Miller Division
On April 28, 2006, the Company, as seller, entered into an Asset Purchase Agreement (the “Agreement”) with Bourns, Inc., as buyer, and simultaneously closed the asset purchase and sale transaction contemplated by the Agreement, thereby completing the sale of substantially all of the assets, excluding real estate, of the Company’s J.W. Miller division. Pursuant to the Agreement, the Company received $8.5 million in cash in April 2006 and approximately $0.2 million in July 2006 attributable to post closing adjustments. The sale resulted in a pre-tax gain of approximately $6.1 million ($5.2 million net of tax). The results of the J.W. Miller division have been classified as discontinued operations in the accompanying financial statements. For the six months ended June 30, 2006 and 2005, the J.W. Miller division had sales of approximately $3.0 million and $3.9 million, respectively. For 2006, sales are included through the date of sale.
Business Segment Information
The Company has two reportable business segments: Technology Solutions, a provider of integrated technology solutions and Recreational Products, a distributor of replacement parts and accessories for recreational and other leisure-time vehicles.
The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Net revenues:
Technology Solutions
Products	$9,803	$13,895	$16,239	$22,123
Services	6,859	7,462	14,729	14,666

	16,662	21,357	30,968	36,789
Recreational Products	14,499	13,920	25,156	25,311

	$31,161	$35,277	$56,124	$62,100

Operating income (loss):
Technology Solutions	$(914)	$307	$(2,158)	$(460)
Recreational Products	922	834	1,112	1,052
Corporate costs	(1,014)	(709)	(1,878)	(1,299)

	(1,006)	432	(2,924)	(707)
Interest, net	134	36	209	88
Income tax benefit (expense)	892	(30)	877	(45)

Income (loss) from continuing operations	20	438	(1,838)	(664)

Discontinued operations:
Income from discontinued operations, net of tax	39	510	577	935
Gain on sale of discontinued operations, net of tax	5,153	—	5,153	—

Discontinued operations, net of tax	5,192	510	5,730	935

Net income	$5,212	$948	$3,892	$271

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
Recent Accounting Pronouncements
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In November 2005, the FASB issued FSP 123 (R)-3, “Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards,” which provides an optional alternative transition election for calculating the APIC pool available to absorb tax deficiencies recognized under SFAS No. 123 (revised 2004). Under FSP 123(R)-3, an entity can make a one time election to either use the alternative simplified method or use the guidance in SFAS No. 123 (revised 2004) to calculate the APIC pool. This election must be made by January 1, 2007. The Company is currently evaluating the available transition alternatives.
Results of Operations
The Note to Consolidated Condensed Financial Statements under the heading titled “Business Segment Information” includes a tabular summary of results of operations by business segment for the three and six month periods ended June 30, 2006 and 2005.
In April 2006, the Company sold its J. W. Miller division. Accordingly, the results of the J. W. Miller division have been classified as discontinued operations in the accompanying financial statements.
Net revenues
Net revenues for the three months ended June 30, 2006 decreased 11.7% to $31.2 million from $35.3 million in 2005. For the six months ended June 30, 2006, net revenues decreased 9.6% to $56.1 million from $62.1 million in 2005. Net revenues are further discussed in “Technology Solutions” and “Recreational Products” below.
Operating income (loss)
Operating loss for the three months ended June 30, 2006 totaled $1.0 million compared to operating income of $432,000 in the corresponding 2005 period. For the six months ended June 30, 2006, operating loss increased 313.6% to $2.9 million from $707,000 in 2005. Operating results are further discussed in “Technology Solutions” and “Recreational Products” below.
Corporate costs
Corporate costs for the three months ended June 30, 2006 increased 43.0% to $1.0 million from $709,000 in 2005. For the six months ended June 30, 2006 corporate costs increased 44.6% to $1.9 million from $1.3 million in 2005. The increase is primarily attributable to approximately $160,000 in stock-based compensation expense for stock options granted in June 2006, higher payroll costs and increased travel related expenditures.
Interest, net
Net interest income for the three months ended June 30, 2006 increased 272.2% to $134,000 from $36,000 in 2005. For the six months ended June 30, 2006, net interest income increased 137.5% to $209,000 from $88,000 in 2005. The increase is attributable to higher average cash balances related to the $8.5 million in proceeds received during April 2006 from the sale of the J.W. Miller division and increased interest rates in 2006 as compared to 2005.

Technology Solutions
Technology Solutions revenues for the three months ended June 30, 2006 decreased 22.0% to $16.7 million from $21.4 million in 2005. For the six months ended June 30, 2006, Technology Solutions revenues decreased 15.8% to $31.0 million from $36.8 million in 2005. Product revenues for three months ended June 30, 2006 decreased 29.4% to $9.8 million from $13.9 million in 2005. For the six months ended June 30, 2006, product revenues decreased 26.6% to $16.2 million from $22.1 million in 2005. The decrease in product revenues is primarily attributable to the loss of two large licensing resale engagements in a competitive bid process during the second quarter of 2006 and the loss of a large product account during 2005. There continues to be intense price competition in the resale of technology hardware and software. The gross margin percentage on product sales decreased during the three months ended June 30, 2006 as compared to the prior year due to the loss of the two large licensing resale engagements. Services revenues for the three months ended June 30, 2006 decreased 8.1% to $6.9 million from $7.5 million in 2005. Services revenues for both the six months ended June 30, 2006 and 2005 were approximately $14.7 million. The decrease in services revenues during the three months ended June 30, 2006 is primarily attributable to the decrease in revenues from the service desk engagement with Philip Morris USA that terminated on April 1, 2006 offset partially by net increases in services revenues from new reverse logistics and depot repair engagements. Operating loss for the three months ended June 30, 2006 totaled $914,000 compared to operating income of $307,000 in 2005. For the six months ended June 30, 2006, operating loss increased 369.1% to $2.2 million from $460,000 in 2005. The increase in operating loss during the six months ended June 30, 2006 is primarily attributable to approximately $1 million in reduced contribution from the decrease in product revenues and decrease in gross margin percentage and approximately $800,000 in losses from start up and related costs associated with a new depot services contract with a large printer manufacturer that commenced in the fourth quarter of 2005.
During September 2005, written notification was received from Philip Morris USA terminating the service desk portion of our outsourcing services and product sales contractual engagement, effective April 1, 2006. For the three and six month periods ended June 30, 2006, services revenue from the service desk portion of the engagement totaled approximately $0 and $700,000 compared to approximately $800,000 and $1.6 million for the corresponding periods in 2005. Extensions through August 2006 have been finalized on the other contractual portions of the engagement that had an April 2006 termination date. We are currently finalizing multiyear extensions with Philip Morris USA on all engagements for which an extension was received through August 2006. Additionally, other multiyear service opportunities are being finalized with Philip Morris USA.
Recreational Products
Recreational Products revenues for the three months ended June 30, 2006 increased 4.2% to $14.5 million from $13.9 million in 2005, and operating income increased 10.6% to $922,000 from $834,000. For the six months ended June 30, 2006, Recreational Products revenues decreased slightly to $25.2 million from $25.3 million in 2005, and operating income increased slightly to $1,112,000 from $1,052,000. Operating results for the three months ended June 30, 2006 reflect higher marine product sales as compared to the corresponding period in the prior year. Gross margin percentage was relatively consistent during the three months ended June 30, 2006 as compared to the prior year.
Cost of products sold
As a percentage of product revenues, cost of products sold for both the three months ended June 30, 2006 and 2005 were 80.1%. For the six months ended June 30, 2006, this percentage decreased to 80.1% from 80.5% in 2005. The slight decrease is attributable to improvement in gross margin percentage at the Recreational Products business unit offset partially by the decrease in gross margin percentage at the Technology Solutions business unit.
Cost of services provided
As a percentage of services revenues, cost of services provided for the three months ended June 30, 2006 decreased to 76.1% from 78.2% in 2005. For the six months ended June 30, 2006 this percentage decreased to 80.6% from 80.8% in 2005. The decrease for the three months ended June 30, 2006 is primarily attributable to reductions in direct payroll costs associated with services engagements, partially offset by higher direct labor costs associated with the new depot services contract at the Technology Solutions business unit.

Selling and administrative expenses
As a percentage of sales, selling and administrative expenses for the three months ended June 30, 2006 increased to 24.0% from 19.1% in 2005. For the six months ended June 30, 2006, this percentage increased to 25.0% from 20.6% in 2005. These increases are primarily attributable to higher corporate payroll and travel costs, the increase in stock-based compensation expense related to stock options issued in June 2006, professional fees and printing costs associated with the restatement of prior year’s financial statements, the higher administrative costs associated with the new depot services contract, and the overall decrease in revenues at the Technology Solutions business unit during 2006 as compared to 2005.
Income tax
Income tax benefit for the three months ended June 30, 2006 totaled $892,000 compared to income tax expense of $30,000 for 2005. For the six months ended June 30, 2006, income tax benefit totaled $877,000 compared to income tax expense of $45,000 for 2005. Income tax benefit for the three and six month periods ended June 30, 2006 include a benefit totaling $923,000 related to the discontinued operations of the J.W. Miller division. This $923,000 benefit is offset by the recording of income tax expense of $832,000 related to the gain on sale of discontinued operations and $91,000 related to income from discontinued operations. The income tax benefit for the three and six months ended June 30, 2006 also includes a provision for state taxes totaling $31,000 and $46,000, respectively. The gain on sale of discontinued operations also includes a $120,000 provision related to Federal alternative minimum taxes. The income taxes expense for the three and six months ended June 30, 2005 primarily relates to state taxes. As of June 30, 2006, the Company continues to record a full valuation allowance against net deferred tax asset balances.
Income (loss) from continuing operations
Income from continuing operations for the three months ended June 30, 2006 totaled $20,000 compared to $438,000 in the prior year period. For the six months ended June 30, 2006, loss from continuing operations totaled $1.8 million compared to $664,000 in the prior year period. The changes in income (loss) from continuing operations resulted from the factors described above.

Changes in Financial Condition
Liquidity and Capital Resources
Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	June 30	December 31
	2006	2005
Cash and cash equivalents	$14,455	$7,331
Working capital	$23,550	$18,571
Current ratio	2.2:1	2.0:1
Long-term liabilities to total capitalization	14.2%	18.2%
Shareholders’ equity per share	$2.85	$2.37

	Three months ended
	June 30
	2006	2005
Days’ sales in receivables	46	45
Days’ sales in inventories	38	34
Net cash provided by operating activities for continuing operations was $414,000 for the six months ended June 30, 2006 compared to net cash used in operating activities for continuing operations of $854,000 in 2005. The cash provided by operating activities for continuing operations in 2006 reflects a decrease in inventories and an increase in accounts payable partially offset by an increase in accounts receivable. The decrease in inventory is primarily attributable to reduced inventory levels at the Recreational Products business unit. The increase in accounts payable relates to increased purchasing to support higher levels of sales in June 2006 as compared to December 2005. The increase in accounts receivable is primarily attributable to higher sales during June 2006 as compared to December 2005 and the timing of receivables collections. The cash used in operating activities for continuing operations in 2005 reflects a decrease in inventories and an increase in accounts payable offset by an increase in accounts receivable. The decrease in inventory is primarily attributable to reduced inventory levels at the Recreational Products business unit. The increase in accounts payable relates to increased purchasing to support higher sales levels during June 2005 as compared to December 2004 and to utilizing open payment terms offered by distributor suppliers for inventory purchases in 2005 at the Technology Solutions business unit and less financing through the use of floor plan arrangements. The increase in accounts receivable is primarily attributable to the higher sales during June 2005 as compared to December 2004 and the timing of receivable collections.
Net cash used in investing activities for continuing operations was $296,000 for the six months ended June 30, 2006 compared to $301,000 in 2005. The cash used in investing activities from continuing operations during 2006 and 2005 represents purchases of technology related products and other fixed assets.
Net cash used in financing activities totaled $244,000 for the six months ended June 30, 2006 compared to $1.9 million in 2005. The cash used in financing activities in 2006 represents $247,000 in payments on capital lease obligations and net payments of $11,000 on floor plan arrangements partially offset by the proceeds from the exercise of employee stock options. The cash used in financing activities in 2005 represents net payments of $1.9 million on floor plan arrangements partially offset by the proceeds from the exercise of employee stock options.
The Company believes that sufficient cash resources exist for the foreseeable future to support requirements for its operations and commitments through available cash, including cash generated from the sale of the J.W. Miller division, and cash generated by operations.
Off-Balance Sheet Arrangements
The Company does not have any material off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments
During April 2006, the Company entered into a new lease for its Technology Solutions business in Indianapolis, Indiana. This lease for the new headquarters facility, which is effective July 1, 2006, replaced the existing facility lease that expired on June 30, 2006. The total contractual obligation related to this new lease, which expires on October, 31 2012, is approximately $2.9 million. During July 2006, the Company entered into a new lease, effective July 1, 2006, for its Technology Solutions business in Springfield, Missouri. This facility will be utilized to provide customer relationship management solutions for a leading broadband phone organization. The total contractual obligation related to this lease, which expires on June 30, 2011, is approximately $5.1 million. Other than these new leases, there have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has no investments in market risk-sensitive investments for either trading purposes or purposes other than trading purposes.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have a history of operating losses.
We have incurred net losses in each of the past five fiscal years. As of June 30, 2006 we had an accumulated deficit of approximately $8.6 million. If our future revenues in each of our business units do not meet our expectations, or if operating expenses exceed what we anticipate, our business, financial condition and results of operations could be materially and adversely affected.

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
During September 2005, written notification was received from Philip Morris USA terminating the service desk portion of our outsourcing services and product sales contractual engagement, effective April 1, 2006. For the three and six month periods ended June 30, 2006, services revenue from the service desk portion of the engagement totaled approximately $0 and $700,000 compared to approximately $800,000 and $1.6 million for the corresponding periods in 2005. Extensions through August 2006 have been finalized on the other contractual portions of the engagement that had an April 2006 termination date. We are currently finalizing multiyear extensions with Philip Morris USA on all engagements for which an extension was received through August 2006. Additionally, other multiyear service opportunities are being finalized with Philip Morris USA.
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
As a non-accelerated filer, we must comply with certain reporting requirements set forth in Section 404 of the Sarbanes-Oxley Act for our fiscal year ending December 31, 2007. Compliance with Section 404 of the Sarbanes-Oxley Act and other requirements may significantly increase our costs and require additional management time and resources.

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
Item 3. Defaults Upon Senior Securities
      None

Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on June 6, 2006 to vote on the election of four directors to hold office until the next Annual Meeting of Shareholders. All of management’s nominees for director as listed in the proxy statement were elected with the following vote:

		Votes	Votes
Directors	Votes for	against	withheld
John A. Fellows	7,072,410	-0-	388,390
L. James Lawson	7,018,862	-0-	441,938
Michael R. Parks	7,018,762	-0-	442,038
Mark E. Schwarz	6,634,373	-0-	826,427
Item 5. Other Information
      None
Item 6. Exhibits
31.1	Certification of John A. Fellows, Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John A. Fellows, Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mitchell I. Rosen, Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL INDUSTRIES, INC.
Dated: August 14, 2006	By:	/s/ John A. Fellows
John A. Fellows
President and Chief Executive Officer (authorized officer of registrant)

Dated: August 14, 2006	By:	/s/ Mitchell I. Rosen
Mitchell I. Rosen
Vice President and Chief Financial Officer (principal financial and accounting officer)