Form 10-Q
period 2006-09-30
BELL INDUSTRIES INC /NEW/
filed 2006-11-14
CIK 945489

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to
Commission file number 1-11471
Bell Industries, Inc.
(Exact name of Registrant as specified in its charter)

California	95- 2039211

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1960 E. Grand Avenue, Suite 560, El Segundo, California	90245

(Address of principal executive offices)	(Zip Code)
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
Yes ☐      No ☑
     As of the close of business on November 10, 2006, there were 8,571,224 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Net revenues:
Products	$28,654	$29,304	$70,049	$76,738
Services	8,025	7,772	22,754	22,438

	36,679	37,076	92,803	99,176

Costs and expenses:
Cost of products sold	23,867	24,277	57,023	62,445
Cost of services provided	6,695	6,185	18,572	18,032
Selling and administrative	8,826	6,412	22,841	19,204
Interest, net	(166)	(93)	(375)	(181)
Special item	—	325	—	325

	39,222	37,106	98,061	99,825

Loss from continuing operations before income taxes	(2,543)	(30)	(5,258)	(649)
Income tax expense (benefit)	(843)	15	(1,720)	60

Loss from continuing operations	(1,700)	(45)	(3,538)	(709)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(85)	468	492	1,403
Gain (loss) on sale of discontinued operations, net of tax	(710)	—	4,443	—

Discontinued operations, net of tax	(795)	468	4,935	1,403

Net income (loss)	$(2,495)	$423	$1,397	$694

Share and Per Share Data:
Basic
Loss from continuing operations	$(0.20)	$(0.01)	$(0.41)	$(0.08)
Discontinued operations	(0.09)	0.06	0.57	0.16

Net income (loss)	$(0.29)	$0.05	$0.16	$0.08

Weighted average common shares	8,568	8,460	8,565	8,458

Diluted
Loss from continuing operations	$(0.20)	$(0.01)	$(0.41)	$(0.08)
Discontinued operations	(0.09)	0.06	0.57	0.16

Net income (loss)	$(0.29)	$0.05	$0.16	$0.08

Weighted average common shares	8,568	8,479	8,603	8,502

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited, dollars in thousands)

	September 30	December 31
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$12,468	$7,331
Accounts receivable, less allowance for doubtful accounts of $565 and $811	17,483	15,306
Inventories	9,333	12,764
Prepaid expenses and other	3,295	2,701

Total current assets	42,579	38,102
Fixed assets, net of accumulated depreciation of $14,409 and $13,150	3,734	3,143
Other assets	2,258	3,108

	$48,571	$44,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Floor plan payables	$120	$68
Accounts payable	13,419	11,023
Accrued liabilities and payroll	8,835	8,440

Total current liabilities	22,374	19,531

Deferred compensation, environmental matters and other	4,183	4,518

Commitments and contingencies
Shareholders’ equity:
Preferred stock
Authorized — 1,000,000 shares, outstanding — none
Common stock
Authorized — 35,000,000 shares, outstanding — 8,571,224 and 8,559,224 shares	33,145	32,832
Accumulated deficit	(11,131)	(12,528)

Total shareholders’ equity	22,014	20,304

	$48,571	$44,353

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30
	2006	2005
Cash flows from operating activities:
Net income	$1,397	$694
Income from discontinued operations, net of tax	(492)	(1,403)
Gain on sale of discontinued operations, net of tax	(4,443)	—
Depreciation and amortization	1,575	962
Stock-based compensation	289	—
Provision for losses on accounts receivable	75	151
Changes in assets and liabilities, net of disposals	2,577	1,776

Net cash provided by operating activities for continuing operations	978	2,180
Net cash provided by (used in) operating activities for discontinued operations	(1,490)	1,418

Net cash provided by (used in) operating activities	(512)	3,598

Cash flows from investing activities:
Purchases of fixed assets and other	(2,264)	(399)

Net cash used in investing activities for continuing operations	(2,264)	(399)
Net cash provided by (used in) investing activities for discontinued operations	8,142	(12)

Net cash provided by (used in) investing activities	5,878	(411)

Cash flows from financing activities:
Net proceeds (payments) of floor plan payables	52	(2,088)
Employee stock plans	24	55
Principal payments on capital leases	(305)	—

Net cash used in financing activities	(229)	(2,033)

Net increase in cash and cash equivalents	5,137	1,154
Cash and cash equivalents at beginning of period	7,331	10,801

Cash and cash equivalents at end of period	$12,468	$11,955

Changes in assets and liabilities, net of disposals:
Accounts receivable	$(3,135)	$(4,059)
Inventories	2,223	4,100
Accounts payable	2,934	2,180
Accrued liabilities and other	555	(445)

Net change	$2,577	$1,776

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Accounting Principles
The accompanying consolidated condensed financial statements of Bell Industries, Inc. (the “Company”) for the three and nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent registered public accounting firm, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2005 has been derived from audited financial statements, but does not include all disclosures required by GAAP.
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
Special Item
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
Included in cash and cash equivalents are repurchase agreements which are transactions involving the purchase of a security and the simultaneous commitment to return the security to the seller at an agreed upon price on an agreed upon date. These agreements mature the following day and the Company is paid principal plus interest. The U.S. Government Agency securities committed in these agreements are segregated by a third party custodian under the Company’s name and serve as collateral under such agreement. As of September 30, 2006 and December 31, 2005, these transactions amounted to approximately $12.2 million and $7.3 million, respectively. Based on the maturity date of the resell agreements, the Company considers that the amounts presented in the financial statements are reasonable estimates of fair value.
Shipping and Handling Costs
Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $1.0 million and $2.8 million during the three and nine month periods ended September 30, 2006 and $1.0 million and $2.8 million during the three and nine month periods ended September 30, 2005. These costs are included within selling and administrative expenses in the Consolidated Condensed Statements of Operations.
Floor Plan Arrangements
The Company finances certain inventory purchases through floor plan arrangements with two finance companies. At September 30, 2006 and December 31, 2005, the Company had outstanding floor plan obligations of $120,000 and $68,000, respectively.

Accrued Liabilities
The Company accrues for liabilities associated with disposed businesses, including amounts related to legal and environmental matters. Accrued liabilities include approximately $4.0 million and $4.2 million of amounts attributable to disposed businesses at September 30, 2006 and December 31, 2005, respectively.
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
The Company from time to time, grants stock options for a fixed number of shares to certain employees and directors. Prior to the January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” the Company accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, because the stock option exercise price was equal to or greater than the fair value of the shares at the date of grant, no compensation expense was recognized for Company-issued stock options. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. The following table illustrates the effect on net income and net income per share for the three and nine month periods ended September 30, 2005 if the Company had applied the fair value method as prescribed by SFAS No. 123, net of taxes (dollars in thousands):

	Three	Nine
	months ended	months ended
	September 30, 2005	September 30, 2005
Net income, as reported	$423	$694
Compensation expense as determined under SFAS No. 123	(34)	(66)

Pro forma net income	$389	$628

Net income per share
Basic and diluted — as reported	$.05	$.08

Basic and diluted — pro forma	$.05	$.07

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2006 includes compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and expense related to all stock options granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004). Stock-based compensation expense recognized in the Consolidated Condensed Statements of Operations totaled $120,000 and $289,000 for the three and nine month periods ended September 30, 2006 of which $0 and $8,000, respectively, represented compensation expense related to stock options granted prior to January 1, 2006.
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

The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of four years. The weighted average fair value at the grant date for options issued during the three months ended June 30, 2006 and 2005 was $.91 and $1.16 per option, respectively. The fair value of options at the date of grant was estimated using the following assumptions during the second quarter of 2006 and 2005, respectively: (a) no dividend yield on the Company’s stock, (b) expected stock price volatility of 39% and 60%, (c) a risk-free interest rate of 4.95% and 4%, and (d) an expected option term of 4.37 to 5.73 years and 4 years. No options were granted during the three month periods ended September 30, 2006 and 2005.
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
The following summarizes stock option activity during the nine months ended September 30, 2006:

		Weighted	Weighted average
		average	remaining
		exercise	contractual term	Aggregate
	Shares	price	(in years)	intrinsic value
Outstanding at December 31, 2005	268,000	$2.78
Granted to John A. Fellows	1,000,000	$5.17
Granted from 2001 Plan	235,000	$3.89
Exercised	(12,000)	$2.00
Canceled or expired	(34,000)	$2.52

Outstanding at September 30, 2006	1,457,000	$4.61	9.0	$253,000

Exercisable at September 30, 2006	463,000	$3.97	5.8	$139,000

The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company’s closing stock price on September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was approximately $5,000 and $9,000, respectively. As of September 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $528,000 which is expected to be recognized over a weighted average period of approximately 1.5 years. As of September 30, 2006 there were 265,000 shares of common stock available for issuance pursuant to future stock option grants under the 2001 Plan.
Per Share Data
Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants. The weighted average number of common shares outstanding for each of the three and nine month periods ended September 30, 2006 and 2005 is set forth in the following table:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Basic weighted average shares outstanding	8,568,000	8,460,000	8,565,000	8,458,000
Potentially dilutive stock options	76,000	19,000	38,000	44,000
Anti-dilutive options due to net loss in period	(76,000)

Diluted weighted average shares outstanding	8,568,000	8,479,000	8,603,000	8,502,000

For each of the three and nine month periods ended September 30, 2006 the number of stock option shares not included in the table above, because the impact would have been anti-dilutive based on the exercise price, was 930,000. For each of the three and nine month periods ended September 30, 2005 the number of stock option shares not included in the table above, because the impact would have been anti-dilutive based on the exercise price, was 311,000.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. The recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial position and results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
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
Environmental Matters
Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1998, at a former leased facility site of the Company’s Electronics circuit board manufacturer (“ESD”). The ESD business was closed in the early 1990s. At September 30, 2006 and December 31, 2005, ESD estimated future remediation and related costs totaled approximately $3.1 million and $3.7 million, respectively. At September 30, 2006, approximately $1.5 million (estimated current portion) is included in accrued liabilities and $1.6 million (estimated non-current portion) is included in deferred compensation, environmental matters and other in the Consolidated Condensed Balance Sheets. At September 30, 2006 and December 31, 2005, the estimated future amounts to be recovered from insurance totaled $2.3 million and $2.9 million, respectively. At September 30, 2006, approximately $1.7 million (estimated current portion) is included in prepaid expenses and other and approximately $600,000 (estimated non-current portion) is included in other assets in the Consolidated Condensed Balance Sheets.

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
The case proceeded to trial, which commenced and ended in March 2002, with a jury verdict resulting in Milgray having no liability to Williams. In July 2002, Williams appealed the jury verdict and, in April 2004, the United States Court of Appeals for the 7th Circuit (“US Appellate Court”) rendered its decision. The US Appellate Court concluded that jury instructions issued by the US District Court were in error and the case was ordered for retrial of Williams’ fraud and restitution claims. The case was remanded to the US District Court and a new judge was assigned. In September 2005, the US District Court entered its order declining to exercise supplemental jurisdiction over Williams’ claims and dismissing Williams’ case without prejudice. The US District Court noted in its order that Williams could pursue its claims in Illinois State Courts. In October 2005, Williams filed a Notice of Appeal to the US Appellate Court from the judgment of dismissal entered by the US District Court. That appeal is still pending. Williams’ claim for compensatory damages is approximately $8.7 million, not including an additional claim for pre-judgment interest. While the Company cannot predict the outcome of this litigation, a final judgment favorable to Williams could have a material adverse effect on the Company’s results of operations, cash flows or financial position. Management intends to continue a vigorous defense.
Other litigation: The Company is involved in other litigation, which is incidental to its current and discontinued businesses. The resolution of the other litigation is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position.
Sale of J.W. Miller Division
On April 28, 2006, the Company completed the sale of substantially all of the assets, excluding real estate, of the Company’s J.W. Miller division to Bourns, Inc. pursuant to an Asset Purchase Agreement (the “Agreement”). Pursuant to the Agreement, the Company received $8.5 million in cash at the closing in April 2006 and approximately $0.2 million in July 2006 attributable to post closing adjustments. The sale resulted in a pre-tax gain of approximately $6.1 million ($4.4 million net of tax). The results of the J.W. Miller division have been classified as discontinued operations in the accompanying financial statements. For the nine months ended September 30, 2006 and 2005, the J.W. Miller division had sales of approximately $3.0 million and $6.1 million, respectively. For 2006, sales of the J.W. Miller division are included through the date of closing of the sale of the division.

Business Segment Information
The Company has two reportable business segments: Technology Solutions, a provider of integrated technology solutions and Recreational Products, a distributor of replacement parts and accessories for recreational and other leisure-time vehicles.
The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Net revenues:
Technology Solutions
Products	$16,403	$17,182	$32,642	$39,305
Services	8,025	7,772	22,754	22,438

	24,428	24,954	55,396	61,743
Recreational Products	12,251	12,122	37,407	37,433

	$36,679	$37,076	$92,803	$99,176

Operating income (loss):
Technology Solutions	$(2,124)	$418	$(4,282)	$(42)
Recreational Products	438	478	1,550	1,530
Corporate costs	(1,023)	(694)	(2,901)	(1,993)
Special item	—	(325)	—	(325)

	(2,709)	(123)	(5,633)	(830)
Interest, net	166	93	375	181
Income tax benefit (expense)	843	(15)	1,720	(60)

Loss from continuing operations	(1,700)	(45)	(3,538)	(709)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	(85)	468	492	1,403
Gain (loss) on sale of discontinued operations, net of tax	(710)	—	4,443	—

Discontinued operations, net of tax	(795)	468	4,935	1,403

Net income (loss)	$(2,495)	$423	$(1,397)	$694

Subsequent Event
SkyTel Acquisition: On November 10, 2006, Bell Industries, Inc. (the “Company”) entered into an Asset Purchase Agreement (the “Agreement”) with SkyTel Corp. (“SkyTel”) to acquire substantially all of the assets of SkyTel, an indirect subsidiary of Verizon Communications Inc. for $23,000,000, subject to certain post closing adjustments. SkyTel, based in Clinton, Mississippi, is a provider of nationwide wireless services and support, including email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging, to business and government customers throughout the United States. The transaction is subject to review and approval by the Federal Communications Commission and certain customary closing conditions. Upon the execution of the Agreement, the Company paid SkyTel a purchase deposit of $3,450,000, which purchase deposit will be applied towards the purchase price under the Agreement. The purchase deposit is forfeitable by the Company upon the failure of the Company to obtain a financing commitment letter for the transaction on or prior to November 22, 2006, and for the failure by the Company to fulfill certain other conditions to close.
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

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. The recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial position and results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
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
Results of Operations
The Note to Consolidated Condensed Financial Statements under the heading titled “Business Segment Information” includes a tabular summary of results of operations by business segment for the three and nine month periods ended September 30, 2006 and 2005.
In April 2006, the Company sold its J. W. Miller division. Accordingly, the results of the J. W. Miller division have been classified as discontinued operations in the accompanying financial statements.
Net revenues
Net revenues for the three months ended September 30, 2006 decreased 1.1% to $36.7 million from $37.1 million in 2005. For the nine months ended September 30, 2006, net revenues decreased 6.4% to $92.8 million from $99.2 million in 2005. Net revenues are further discussed in “Technology Solutions” and “Recreational Products” below.

Operating income (loss)
Operating loss for the three months ended September 30, 2006 increased to $2.7 million from $123,000 in the corresponding 2005 period. For the nine months ended September 30, 2006, operating loss increased to $5.6 million from $830,000 in 2005. Operating results are further discussed in “Technology Solutions” and “Recreational Products” below.
Corporate costs
Corporate costs for the three months ended September 30, 2006 increased 47.4% to $1.0 million from $694,000 in 2005. For the nine months ended September 30, 2006 corporate costs increased 45.6% to $2.9 million from $2.0 million in 2005. The increase is primarily attributable to stock-based compensation expense recorded for stock options granted in June 2006, higher payroll costs and increased travel related expenditures.
Special item
During the quarter ended September 30, 2005, the Company recorded a special pre-tax charge totaling $325,000 in connection with a severance agreement for a former executive.
Interest, net
Net interest income for the three months ended September 30, 2006 increased 78.5% to $166,000 from $93,000 in 2005. For the nine months ended September 30, 2006, net interest income increased 107.2% to $375,000 from $181,000 in 2005. The increase is attributable to higher average cash balances related to the $8.5 million in proceeds received during April 2006 from the sale of the J.W. Miller division and increased interest rates in 2006 as compared to 2005.
Technology Solutions
Technology Solutions revenues for the three months ended September 30, 2006 decreased 2.1% to $24.4 million from $25.0 million in 2005. For the nine months ended September 30, 2006, Technology Solutions revenues decreased 10.3% to $55.4 million from $61.7 million in 2005. Product revenues for three months ended September 30, 2006 decreased 4.5% to $16.4 million from $17.2 million in 2005. For the nine months ended September 30, 2006, product revenues decreased 17.0% to $32.6 million from $39.3 million in 2005. The decrease in product revenues is primarily attributable to the loss of two large licensing resale engagements in a competitive bid process during the second quarter of 2006 and the loss of a large product account during 2005. There continues to be intense price competition in the resale of technology hardware and software. The gross margin percentage on product sales decreased during the nine months ended September 30, 2006 as compared to the prior year due to the loss of the two large licensing resale engagements. Services revenues for the three months ended September 30, 2006 increased 3.3% to $8.0 million from $7.8 million in 2005. Services revenues for the nine months ended September 30, 2006 increased 1.4% to $22.8 million from $22.4 million in 2005. The increase in services revenues during the three months ended September 30, 2006 is primarily attributable to increases in services revenues from new customer relationship management, reverse logistics and depot repair engagements offset partially by the decrease in revenues from the service desk engagement with Philip Morris USA that terminated on April 1, 2006. Operating loss for the three months ended September 30, 2006 totaled $2.1 million compared to operating income of $418,000 in 2005. For the nine months ended September 30, 2006, operating loss increased to $4.3 million from $42,000 in 2005. The operating loss for the three months ended September 30, 2006 reflects approximately $1.5 million in losses from start up and related costs associated with a new customer relationship management engagement that commenced during the third quarter of 2006, continuing losses associated with a depot services contract that commenced in the fourth quarter of 2005, higher business development and administrative payroll, and higher travel expenses. Losses from the depot services contract totaled approximately $1.1 million during the first nine months of 2006. The increase in operating loss for the nine months ended September 30, 2006 additionally includes approximately $1 million in reduced contribution from the decrease in product revenues and decrease in gross margin percentage.
During September 2005, written notification was received from Philip Morris USA terminating the service desk portion of our outsourcing services and product sales contractual engagement, effective April 1, 2006. For the three and nine month periods ended September 30, 2006, services revenue from the service desk portion of the engagement totaled approximately $0 and $700,000 compared to approximately $800,000 and $2.4 million for the corresponding periods in 2005. Multiyear extensions have been finalized with Philip Morris USA on the other contractual portions of the engagement that had an April 2006 termination date. Additionally, other multiyear service opportunities are being discussed with Philip Morris USA.

Recreational Products
Recreational Products revenues for the three months ended September 30, 2006 increased 1.1% to $12.3 million from $12.1 million in 2005, and operating income decreased 8.4% to $438,000 from $478,000. For the nine months ended September 30, 2006, Recreational Products revenues for both the nine months ended September 30, 2006 and 2005 were approximately $37.4 million, and operating income increased slightly to $1,550,000 from $1,530,000. Operating results for the three months ended September 30, 2006 reflect higher recreational vehicle and marine product sales offset partially by lower cycle product sales as compared to the corresponding period in the prior year. Gross margin percentage decreased slightly due to product mix during the three months ended September 30, 2006 as compared to the prior year.
Cost of products sold
As a percentage of product revenues, cost of products sold for the three months ended September 30, 2006 increased to 83.3% from 82.8% in 2005. For both the nine months ended September 30, 2006 and 2005, this percentage was 81.4%. The increase for the three months ended September 30, 2006 is primarily attributable to slight decreases in margins at both the Technology Solutions and Recreational Products business units.
Cost of services provided
As a percentage of services revenues, cost of services provided for the three months ended September 30, 2006 increased to 83.4% from 79.6% in 2005 at the Technology Solutions business unit. For the nine months ended September 30, 2006, this percentage increased to 81.6% from 80.4% in 2005. These increases are primarily attributable to higher direct labor costs associated with the new customer relationship management engagement at the Technology Solutions business unit.
Selling and administrative expenses
As a percentage of revenues, selling and administrative expenses for the three months ended September 30, 2006 increased to 24.1% from 17.3% in 2005. For the nine months ended September 30, 2006, this percentage increased to 24.6% from 19.4%. These increases are primarily attributable to higher administrative costs associated with the new customer relationship management engagement that commenced during the third quarter of 2006 and the depot services contract that commenced in the fourth quarter of 2005 at the Technology Solutions business unit, increased administrative payroll costs, increased travel related costs, and the increase in stock-based compensation expense related to stock options issued in June 2006.
Income tax
Income tax benefit for the three months ended September 30, 2006 totaled $843,000 compared to income tax expense of $15,000 for 2005. For the nine months ended September 30, 2006, income tax benefit totaled $1.7 million compared to income tax expense of $60,000 for 2005. Income tax benefit for each of the three and nine month periods ended September 30, 2006 include a benefit totaling $865,000 and $1.8 million, respectively, related to the discontinued operations of the J.W. Miller division. These benefits are offset by the recording of income tax expense of $710,000 and $1.6 million for the three and nine month periods ended September 30, 2006 related to the gain on sale of discontinued operations and $85,000 and $176,000 for the three and nine month periods ended September 30, 2006 related to income from discontinued operations. The income tax benefit for the three and nine months ended September 30, 2006 also includes a provision for state taxes totaling $22,000 and $68,000, respectively. The gain on sale of discontinued operations also includes a benefit of $51,000 and a provision of $30,000 for the three and nine month period ended September 30, 2006 related to Federal alternative minimum taxes. The income tax expense for the three and nine months ended September 30, 2005 primarily relates to state taxes. As of September 30, 2006, the Company continues to record a full valuation allowance against net deferred tax asset balances.
Loss from continuing operations
Loss from continuing operations for the three months ended September 30, 2006 totaled $1.7 million compared to $45,000 in the prior year period. For the nine months ended September 30, 2006, loss from continuing operations totaled $3.5 million compared to $709,000 in the prior year period. The changes in loss from continuing operations resulted from the factors described above.

Changes in Financial Condition
Liquidity and Capital Resources
Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	September 30	December 31
	2006	2005
Cash and cash equivalents	$12,468	$7,331
Working capital	$20,205	$18,571
Current ratio	1.9:1	2.0:1
Long-term liabilities to total capitalization	16.0%	18.2%
Shareholders’ equity per share	$2.57	$2.37

	Three months ended September 30
	2006	2005
Days’ sales in receivables	44	41
Days’ sales in inventories	28	27
Net cash provided by operating activities for continuing operations was $978,000 for the nine months ended September 30, 2006 compared to $2.2 million in 2005. The cash provided by operating activities for continuing operations in 2006 reflects a decrease in inventories and an increase in accounts payable partially offset by an increase in accounts receivable. The decrease in inventory is primarily attributable to reduced inventory levels at the Recreational Products business unit. The increase in accounts payable relates to increased purchasing to support higher levels of sales in September 2006 as compared to December 2005. The increase in accounts receivable is primarily attributable to higher sales during September 2006 as compared to December 2005 and the timing of receivables collections. The cash used in operating activities for continuing operations in 2005 reflects a decrease in inventories and an increase in accounts payable offset by an increase in accounts receivable. The decrease in inventory is primarily attributable to reduced inventory levels at the Recreational Products business unit. The increase in accounts payable relates to increased purchasing to support higher sales levels during September 2005 as compared to December 2004 and to utilizing open payment terms offered by distributor suppliers for inventory purchases in 2005 at the Technology Solutions business unit and less financing through the use of floor plan arrangements. The increase in accounts receivable is primarily attributable to the higher sales during September 2005 as compared to December 2004 and the timing of receivable collections.
Net cash used in investing activities for continuing operations was $2.3 million for the nine months ended September 30, 2006 compared to $399,000 in 2005. The cash used in investing activities from continuing operations in 2006 includes technology expenditures, leasehold improvements and other capital expenditures associated with new Technology Solutions facilities in Indianapolis, Indiana and Springfield, Missouri, and other purchases of technology related products and other fixed assets. The cash used in investing activities from continuing operations in 2005 represents purchases of technology related products and other fixed assets.
Net cash used in financing activities totaled $229,000 for the nine months ended September 30, 2006 compared to $2.0 million in 2005. The cash used in financing activities in 2006 represents $305,000 in payments on capital lease obligations partially offset by net proceeds of $52,000 on floor plan arrangements and the proceeds from the exercise of employee stock options. The cash used in financing activities in 2005 represents net payments of $2.1 million on floor plan arrangements partially offset by the proceeds from the exercise of employee stock options.
The Company believes that sufficient cash resources exist for the foreseeable future to support requirements for its operations and commitments through available cash, including cash generated from the sale of the J.W. Miller division, and cash generated by operations.
The Company is currently in discussions with a financial institution to provide a $40 million senior secured facility to (a) finance a portion of the $23 million purchase price for substantially all of the assets of SkyTel Corp., (b) finance working capital, capital expenditures and general corporate purposes of the Company, and (c) pay fees and expenses association with the SkyTel acquisition. Management expects to obtain a financing commitment letter prior to November 22, 2006.

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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Note to Consolidated Condensed Financial Statements under the heading titled “Litigation”, included in Part I of this report, is incorporated herein by reference.
Item 1A. Risk Factors
In addition to other information contained in this report, we are subject to the following risks, which could materially adversely affect our business, financial condition, and/or results of operations in the future.
We have a history of operating losses.
We have incurred net losses in each of the past five fiscal years. As of September 30, 2006 we had an accumulated deficit of approximately $11.1 million. If our future revenues in each of our business units do not meet our expectations, or if operating expenses exceed what we anticipate, our business, financial condition and results of operations could be materially and adversely affected.

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
During September 2005, written notification was received from Philip Morris USA terminating the service desk portion of our outsourcing services and product sales contractual engagement, effective April 1, 2006. For the three and nine month periods ended September 30, 2006, services revenue from the service desk portion of the engagement totaled approximately $0 and $700,000 compared to approximately $800,000 and $2.4 million for the corresponding periods in 2005. Multiyear extensions have been finalized with Philip Morris USA on the other contractual portions of the engagement that had an April 2006 termination date. Additionally, other multiyear service opportunities are being discussed with Philip Morris USA.
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

BELL INDUSTRIES, INC.

Dated: November 14, 2006	By:	/s/ John A. Fellows
John A. Fellows
President and Chief Executive Officer
(authorized officer of registrant)

Dated: November 14, 2006	By:	/s/ Mitchell I. Rosen
Mitchell I. Rosen
Vice President and Chief Financial Officer
(principal financial and accounting officer)