Form 10-K
period 2006-12-31
BELL INDUSTRIES INC /NEW/
filed 2007-04-02
CIK 945489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 1-11471

BELL INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

California	95-2039211
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
8888 Keystone Crossing	46240
Suite 1700	(Zip Code)
Indianapolis, Indiana
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(317) 704-6000

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

Yes ☐     No ☑

As of June 30, 2006 the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $22,580,552.

As of March 20, 2007 the number of shares outstanding of the Registrant’s class of common stock was: 8,618,224.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on May 23, 2007.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report are set forth in this Annual Report, including the matters under the section “Item 1A. Risk Factors,” and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

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

Bell Industries, Inc.’s operations include technology product sales and managed technology lifecycle services; sales of aftermarket products for recreational vehicles, motorcycles and ATVs, snowmobiles, and powerboats; and, as of January 31, 2007, national wireless services and support, including email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging. Bell employed approximately 1,150 people at December 31, 2006.

Technology Solutions

Bell’s Technology Solutions business (“Technology Solutions”), (2006 net revenues of $75.6 million) is a provider of integrated technology solutions for organizations throughout the United States. Technology Solutions is headquartered in Indianapolis, Indiana, and has offices and service facilities in the Midwest and Atlantic regions. Technology Solutions offers a comprehensive portfolio of technology products and managed lifecycle services, including planning, product sourcing, deployment and disposal, and support services.

Planning services include assisting clients in the selection of hardware and software and performing strategic assessments of a client’s technology environment. A project management process is utilized that is driven by an understanding of the client’s need, disciplined use of facts, data, and statistical analysis, and attention to managing, improving and implementing business processes. Planning services are typically provided as part of a more comprehensive delivery of a technology solution.

Product sourcing services include the use of TechlogixSource, a branded web procurement system that provides state-of-the-art, integrated electronic sourcing for technology products. Product sales include desktop and laptop computers, access devices, servers, storage equipment, printers, network products, memory, monitors, consumables, and software from several hundred manufacturers, including, Hewlett-Packard, IBM, Lenovo, Panasonic, Apple, Lexmark, Sun Microsystems, Cisco, Veritas, Microsoft, Symantec, and Adobe Systems. Technology products are purchased for resale both directly from manufacturers and through distributors, all of which are considered to be vendors. The primary distributor supplier is Ingram Micro Inc. Revenue from product sales is recognized when title and risk of loss are passed to the customer, which is considered to be at the time of shipment. An order or a signed agreement is required for each transaction.

Deployment and disposal services include logistics support, software installation, system configuration, and disposal at the end of the technology lifecycle. Revenues for deployment and disposal services are recognized upon the completion of the contractual obligation, which is typically after the service has been rendered.

Support services include integrated customer relationship management solutions, help desk support, desk side support, technical maintenance services, and depot services. These services are delivered both on-site at client locations and from leased facilities. Support services are typically rendered separate from product sales. Revenues from support services are primarily derived from recurring engagements. These services are typically under contract and are billed periodically, usually monthly, based on fixed fee arrangements, per incident, per minute or per resource charges, or on a cost plus basis. Revenue recognition from support services does not require significant management estimates.

Two clients (two Fortune 500 companies) accounted for approximately 28% of the Technology Solutions revenues for fiscal 2006.

There are a number of competitors in the technology solutions marketplace, including national and multi-regional companies such as CompuCom Systems, Pomeroy Computer Resources, and Sarcom, as well as a number of local and regional firms providing technology products and deployment and disposal services. In technology support services, competitors may include large multi-national organizations such as IBM Global Services and Electronic Data Systems, as well as a number of small to mid-sized firms providing specialized services for certain market sectors. Many of these competitors have greater financial and marketing resources.

Recreational Products

The Recreational Products Group (“RPG” or “Recreational Products”) (2006 net revenues of $44.7 million) sells replacement parts and accessories for recreational and other leisure-time vehicles. RPG supplies these products in the upper Midwestern United States to dealerships and retail stores selling recreational vehicles, snowmobiles, motorcycles and ATVs, and marine products. RPG also supplies these products to independent repair facilities. For all product groups, RPG operates distribution, sales and administration facilities in Eagan, Minnesota; Milwaukee, Wisconsin; and Grand Rapids, Michigan.

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

SkyTel

On January 31, 2007, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of SkyTel Corp. (“SkyTel”), an indirect subsidiary of Verizon Communications Inc. (“Verizon”), for the total purchase price of $23 million, subject to certain post closing adjustments. SkyTel, which generated revenues in 2006 in excess of $100 million is a leading provider of wireless messaging services and support, including email, interactive two-way messaging, wireless telemetry services, and traditional text and numeric paging to Fortune 1000 and government customers throughout the United States. SkyTel employs approximately 275 employees and is headquartered in Clinton, Mississippi.

The Company funded the transaction through an initial advance of approximately $10.3 million on a new credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc. (“WFF”), the issuance of a $10 million convertible subordinated note to Newcastle Partners, L.P. (“Newcastle”) and existing cash on hand. The WFF Credit Agreement is a five year asset-based facility that provides for borrowings up to $30 million. The $10 million convertible subordinated note issued to Newcastle has a ten year term, bears interest at 8% and has a conversion price of $3.81 per share.

Company Information

The Company is incorporated under the laws of the State of California. The Company’s principal executive offices are located at 8888 Keystone Crossing, Suite 1700, Indianapolis, Indiana 46240. The Company’s telephone number is (317) 704-6000 and its fax number is (317) 704-0064.

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

In addition to other information contained in this report, we are subject to the following risks, which could materially adversely affect our business, financial condition and/or results of operations in the future. You should carefully consider the risks described below before deciding to invest in the Company’s common stock. In assessing these risks, you should also refer to the other information in this Annual Report on Form 10-K, including the Company’s financial statements and the related notes. Various statements in this Annual Report on Form 10-K, including some of the following risk factors, constitute forward-looking statements.

Risks Relating to the Company’s Capital Structure

The Company’s ability to make payments on its debt will be contingent on the Company’s future operating performance, which will depend on a number of factors that are outside of its control.

In connection with the acquisition of SkyTel, the Company incurred a significant amount of secured debt. The Company also anticipates that it will continue to borrow under its credit facility to finance working capital requirements and capital expenditures. This debt service may have an adverse impact on the Company’s earnings and cash flow, which could in turn negatively impact our stock price.

The Company’s ability to make principal and interest payments on its debt is contingent on its future operating performance, which will depend on a number of factors, many of which are outside of its control. The degree to which the Company is leveraged could have other important negative consequences, including the following:

•	the Company must dedicate a substantial portion of its cash flows from operations to the payment of its indebtedness, reducing the funds available for future working capital requirements, capital expenditures, acquisitions or other general corporate requirements;

•	a portion of its borrowings are, and will continue to be, at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

•	the Company may be more vulnerable to a downturn in the industries in which it operates or a downturn in the economy in general;

•	the Company may be limited in its flexibility to plan for, or react to, changes in its businesses and the industries in which it operates;

•	the Company may be placed at a competitive disadvantage compared to its competitors that have less debt;

•	the Company may be limited in its ability to react to unforeseen increases in certain costs and obligations arising in its existing or previously owned businesses, including environmental, legal and tax liabilities;

•	the Company may determine it to be necessary to dispose of certain assets or one or more of its businesses to reduce its debt; and

•	the Company’s ability to borrow additional funds may be limited.

The Company can provide no assurance that its businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs. Moreover, the Company may need to refinance all or a portion of its indebtedness on or before maturity. In such a case, the Company cannot make assurances that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all. If the Company is unable to make scheduled debt payments or comply with the other provisions of its debt instruments, the Company’s various lenders may be permitted under certain circumstances to accelerate the maturity of the indebtedness owed to them and exercise other remedies provided for in those instruments and under applicable law.

The Company is subject to restrictive debt covenants pursuant to its indebtedness. These covenants may restrict its ability to finance its business and, if the Company does not comply with the covenants or otherwise default under them, the Company may not have the funds necessary to pay all amounts that could become due and the lenders could foreclose on substantially all of its assets.

The Company’s indebtedness contains covenants that, among other things, significantly restricts and, in some cases, effectively eliminates the Company’s ability and the ability of any of its subsidiaries to:

•	incur additional debt;

•	create or incur liens;

•	pay dividends or make other equity distributions to the Company’s shareholders;

•	purchase or redeem share capital;

•	make investments;

•	sell assets;

•	issue or sell share capital of certain subsidiaries;

•	engage in transactions with affiliates;

•	issue or become liable on a guarantee;

•	voluntarily prepay, repurchase or redeem debt;

•	create or acquire new subsidiaries; and

•	effect a merger or consolidation of, or sell all or substantially all of its assets.

In addition, the Company must comply with certain financial covenants. In the event the Company was to fail to meet any of such covenants and were unable to cure such breach or otherwise renegotiate such covenants, the Company’s lenders would have significant rights to deny future access to liquidity and/or seize control of substantially all of its assets. The financial covenants with which the Company must comply include minimum EBITDA and maximum capital expenditures.

The covenants contained in the Company’s indebtedness and any credit agreement governing future debt may significantly restrict its future operations. Furthermore, upon the occurrence of any event of default, the Company’s lenders could elect to declare all amounts outstanding under such agreements, together with accrued interest, to be immediately due and payable. If those lenders were to accelerate the payment of those amounts, the Company cannot assure you that its assets and the assets of its subsidiaries would be sufficient to repay those amounts in full.

The Company is also subject to interest rate risk due to its indebtedness at variable interest rates, based on a base rate or LIBOR plus an applicable margin. The Company cannot assure you that shifts in interest rates will not have a material adverse effect on it.

Risks Related to the Company’s Operations

We have a history of operating losses.

We have incurred net losses in each of the past five fiscal years. As of December 31, 2006 we had an accumulated deficit of approximately $15.4 million. If our future revenues in each of our business units do not meet our expectations, or if operating expenses exceed what we anticipate, our business, financial condition and results of operations could be materially and adversely affected.

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

We may pursue and execute acquisitions, which could adversely affect our business, financial condition and results of operations.

We have made, and may continue to make, acquisitions in order to enhance and grow our business. In January 2007, we completed the acquisition of SkyTel. Acquisitions involve numerous risks, including problems combining the purchased operations, unanticipated costs, diversion of management’s attention from our core business, adverse effects on existing business relationships with suppliers and clients, risks associated with entering markets in which we have no or limited prior experience, and potential loss of key employees. There can be no assurance that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire. The integration of businesses can be a complex, time consuming and expensive process. Acquisitions may also require us to issue common stock that dilutes the ownership of our current shareholders, assume liabilities, record goodwill and non-amortizable assets that will be subject to impairment testing on a regular basis, incur large and immediate write-offs and restructuring and other related expenses, all of which could negatively impact our business, results of operations and financial condition.

We may need to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements.

As a public reporting company, we are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act in 2007. Compliance with Section 404 of the Sarbanes-Oxley Act and other requirements may significantly increase our costs and require additional management time and resources.

Future changes in financial accounting standards or practices affect our reported results of operations.

A change in accounting standards or practices could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations or accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

Risks Related to the Company’s Technology Solutions Business

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

Sales of products and services in our technology solutions business has been and is expected to continue to be concentrated in a small number of clients. Two of our clients accounted for approximately 28% of our total revenues for 2006 in our technology solutions business. In the event that any of these major clients should cease to purchase products or services from us, or purchase significantly fewer products and services in the future, we could experience materially adverse effects on our business, financial condition and results of operations.

During September 2005, we received written notification from Philip Morris USA terminating the service desk portion of our outsourcing services and product sales contractual engagement, effective April 1, 2006. For the year ended December 31, 2006, services revenues from the service desk portion of the engagement totaled approximately $700,000 compared to approximately $3.3 million in 2005. Multiyear extensions have been finalized with Philip Morris USA on the other contractual portions of the engagement that had an April 2006 termination date.

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

Many of our contracts can be terminated by our clients on short notice and in many cases without penalty. We also generally do not have exclusive arrangements with our clients or a minimum revenue commitment from our clients, which creates uncertainty about the volume of services we will provide and the amount of revenues we will generate from these clients.

Many of our clients could terminate their relationship with us or significantly reduce their demand for our services due to a variety of factors, including factors that are unpredictable and outside of our control. In addition, in many cases, we are not the exclusive provider of outsourcing services to our clients. The services we provide to a client could be reduced for a variety of reasons, including our client’s decision to move more customer management functions in-house, or to an affiliated outsourcing provider or one of our competitors, changing economic factors, internal financial challenges or political or public relations reasons. Any significant reduction in client demand for our services could negatively impact our business, results of operation and financial condition.

Risks Related to the Company’s Recreational Products Business

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

Our recreational products business relies heavily upon vendors with which we have no long-term contracts.

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

Risks Related to the Company’s SkyTel Business

We may not be able to successfully integrate the business of SkyTel with ours and realize the anticipated benefits of the acquisition.

We continue to devote significant management attention and resources to integrating the SkyTel business with ours, as well as the business practices, operations and support functions. The challenges we are facing and/or may face in the future in connection with these integration efforts include the following:

•	developing and deploying next generation wireless technologies;

•	combining and simplifying diverse product and service offerings, subscriber plans and sales and marketing approaches;

•	preserving subscriber, supplier and other important relationships;

•	consolidating and integrating duplicative facilities and operations, including back-office systems; and

•	addressing differences in business cultures, preserving employee morale and retaining key employees, while maintaining focus on providing consistent, high quality customer service and meeting our operational and financial goals.

The process of integrating SkyTel’s operations with ours has caused, and may in the future cause, interruptions of, or loss of momentum in, our business and financial performance. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the two companies’ operations has had, and could continue to have, an adverse effect on our business, financial condition or results of operations. We may also incur additional and unforeseen expenses in connection with the integration efforts. There can be no assurance that the synergies that we anticipate from the acquisition will be realized fully or within our expected timeframe.

If we are not able to attract and retain customers for our SkyTel business unit, our financial performance could be impaired.

Our ability to compete successfully for new customers for our SkyTel business unit and to retain SkyTel’s existing customers will depend on:

•	our marketing and sales and service delivery activities, and our credit and collection policies;

•	our ability to anticipate and develop new or enhanced products and services that are attractive to existing or potential customers; and

•	our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced by our competitors, changes in consumer preferences, demographic trends, economic conditions, and other strategies that may be implemented by our competitors.

A key element in the economic success of communications carriers is the ability to retain customers as measured by the rate of subscriber churn. The core historical business of SkyTel has been the sale of pager and paging services, which has experienced significant downturn in the past years. SkyTel has historically experienced a high level of subscriber churn for its paging products. Our ability to retain SkyTel customers and reduce our rate of churn is affected by a number of factors including, with respect to our wireless business, the actual or perceived quality and coverage of our network and the attractiveness of our service offerings. Our efforts to reduce churn may not be successful. Furthermore, our efforts to offer new products through our SkyTel business unit and implement new technologies may not be successful. A high rate of churn could impair our ability to increase the revenues of, or cause a deterioration in the operating margins of, our wireless operations or our operations as a whole.

Technological changes in the market for wireless services could negatively affect our subscriber churn, our ability to attract new subscribers and operating costs, which would adversely affect our revenues, growth and profitability.

The wireless communications industry is experiencing significant technological change, including improvements in the capacity and quality of digital technology and the deployment of unlicensed spectrum devices. This change causes uncertainty about future subscriber demand for our wireless services and the prices that we will be able to charge for these services. Rapid change in technology may lead to the development of wireless communications technologies or alternative services that are superior to our technologies or services or that consumers prefer over ours. If we are unable to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able to compete effectively and could lose customers to our competitors.

If we are unable to meet our future capital needs relating to investment in our SkyTel network and other obligations, it may be necessary for us to curtail, delay or abandon our business growth plans. If we incur significant additional indebtedness to fund our plans, it could cause a decline in our credit rating and could increase our borrowing costs or limit our ability to raise additional capital.

We likely will require additional capital to make the capital expenditures necessary to implement our business plans and support future growth of SkyTel’s wireless business, including the launch of additional new technologies, and satisfy our debt service requirements. In addition, we may incur additional debt in the future for a variety of reasons, including future acquisitions. We may not be able to arrange additional financing to fund our requirements on terms acceptable to us. Our ability to arrange additional financing will depend on, among other factors, our credit rating, financial performance, general economic conditions and prevailing market conditions. Some of these factors are beyond our control. Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses and meet competitive challenges. If we incur significant additional indebtedness, or if we do not continue to generate sufficient cash from our operations, our credit rating could be adversely affected, which would likely increase our future borrowing costs and could affect our ability to access capital.

Government regulation could adversely affect the prospects and results of operations for our SkyTel business unit; the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect the business prospects or results of operations of our SkyTel business unit.

The FCC and other federal, state and local governmental authorities have jurisdiction over our SkyTel business and could adopt regulations or take other actions that would adversely affect SkyTel’s business prospects or results of operations.

The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to:

•	how radio spectrum is used by licensees;

•	the nature of the services that licensees may offer and how such services may be offered; and

•	resolution of issues of interference between spectrum bands.

Various states are considering regulations over terms and conditions of service, including such things as certain billing practices and consumer-related issues, that may not be preempted by federal law. If imposed, these regulations could increase the costs of our wireless operations.

There is no guarantee that our FCC licenses will be renewed. Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.

The FCC has initiated a number of proceedings to evaluate its rules and policies regarding spectrum licensing and usage. It is considering new “harmful interference” concepts that might permit unlicensed users to “share” licensed spectrum. These new uses could adversely impact our utilization of our licensed spectrum, and our operational costs.

Risks Related to our Common Stock

The exercise of the Company’s Convertible Promissory Note could create substantial dilution, or there may be other events which would have a dilutive effect on its common stock.

In connection with the acquisition of SkyTel, the Company issued a $10 million convertible promissory note to Newcastle. The entire principal amount and any unpaid interest on the note may be converted into shares of our common stock at a conversion price equal to $3.81 per share. We have also entered into a registration rights agreement with Newcastle in which we granted Newcastle certain registration rights. If the convertible note is converted into common stock, such issuance will have a dilutive effect on our common stock. The Company cannot predict the effect any such dilution may have on the price of its common stock.

In addition to the convertible note, the Company currently has options outstanding covering the purchase of approximately 2.0 million shares of common stock. If options to purchase the Company’s common stock are exercised, or other equity interests are granted under its stock option plan or under other plans adopted in the future, such equity interests will have a dilutive effect on its common stock. The Company cannot predict the effect any such dilution may have on the price of its common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

At December 31, 2006, the Company leased 19 facilities, containing approximately 432,000 square feet and owned one facility, containing approximately 20,000 square feet. The following table sets forth the facilities utilized by each of the Company’s business segments:

	Area in square feet
	(number of locations)
	Owned		Leased

Technology Solutions			208,000	(14)
Recreational Products			221,000	(4)
Corporate			3,000	(1)
Sold business	20,000	(1)

	20,000	(1)	432,000	(19)

These properties are considered in good condition and suitable for their present use. Generally, the Company’s facilities are fully utilized although excess capacity exists from time to time.

During February 2007, the Company completed the sale of the property used by the Company’s former J. W. Miller division. The net proceeds from this sale totaled approximately $2.0 million. The Company had previously sold the J.W. Miller division in April 2006.

Item 3.	Legal Proceedings

Williams Electronics Games litigation:  In May 1997, Williams filed a complaint in the United States District Court for the Northern District of Illinois (“US District Court”) against a former Williams employee and several other defendants alleging common law fraud and several other infractions related to Williams’ purchase of electronic components at purportedly inflated prices from various electronics distributors under purported kickback arrangements during the period from 1991 to 1996. In May 1998, Williams filed an amended complaint adding several new defendants, including Milgray Electronics, Inc., a publicly traded New York corporation (“Milgray”), which was acquired by Bell in a stock purchase completed in January 1997. The complaint sought an accounting and restitution representing alleged damages as a result of the infractions. Bell has not been named in any complaint and was not a party to the alleged infractions. Bell, as the successor company to Milgray, has vigorously defended the case on several grounds and continues to assert that Milgray did not defraud Williams, and that Williams suffered no damages as electronic components were purchased by Williams at prevailing market prices.

The case proceeded to trial, which commenced and ended in March 2002, with a jury verdict resulting in Milgray having no liability to Williams. In July 2002, Williams appealed the jury verdict and, in April 2004, the United States Court of Appeals for the 7th Circuit (“US Appellate Court”) rendered its decision. The US Appellate Court concluded that jury instructions issued by the US District Court were in error and the case was ordered for retrial of Williams’ fraud and restitution claims. The case was remanded to the US District Court and a new judge was assigned. In September 2005, the US District Court entered its order declining to exercise supplemental jurisdiction over Williams’ claims and dismissing Williams’ case without prejudice. The US District Court noted in its order that Williams could pursue its claims in Illinois State Court. In October 2005, Williams filed a Notice of Appeal to the US Appellate Court from the judgment of dismissal entered by the US District Court. In March 2007, the US Appellate Court affirmed the judgment of the US District Court. Accordingly, the Company anticipates that the action will now proceed in Illinois State Court. Williams’ claim for compensatory damages is approximately $8.7 million, not including an additional claim for pre-judgment interest. While the Company cannot predict the outcome of this litigation, a final judgment favorable to Williams could have a material adverse effect on the Company’s results of operations, cash flows or financial position. Management intends to continue a vigorous defense.

Other litigation:  The Company is involved in other litigation, which is incidental to its current and discontinued businesses. The resolution of the other litigation is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the American Stock Exchange under the symbol “BI.” The following table shows the high, low and closing market prices for the Company’s common stock during the eight most recent quarters.

	Quarter ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Year ended December 31, 2006
High	$2.75	$3.15	$3.18	$3.90
Low	2.40	2.25	2.70	2.77
Close	2.68	2.77	2.99	3.80
Year ended December 31, 2005
High	$3.35	$2.95	$2.75	$2.75
Low	2.65	2.00	1.98	2.42
Close	2.89	2.29	2.67	2.61

As of March 20, 2007 there were approximately 865 record holders of common stock. The Company has not paid dividends on its outstanding shares of common stock in the last two fiscal years.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, regarding compensation plans approved by shareholders and not approved by shareholders:

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance
	to be Issued upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights	Warrants, and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders	200,000	$2.96	—
Equity compensation plans not approved by shareholders	1,733,000	$4.44	215,000

Total	1,933,000	$4.29	215,000

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the percentage change in the cumulative total shareholder return on the Company’s common stock against the American Stock Exchange Market Index (the “AMEX Market Index”), and a peer group index (the “Peer Group”). The graph assumes that $100 was invested on December 31, 2001 in each of the Company’s stock, the Amex Market Index, and the Peer Group and assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

	2001	2002	2003	2004	2005	2006
Bell Industries, Inc.	100.0	73.73	118.43	150.23	120.28	175.12
Peer Group (A)	100.0	62.76	116.48	172.71	159.31	124.33
Amex Market Index	100.0	96.01	130.68	149.65	165.03	184.77

(A)	The Peer Group consists of the following computer technology solution companies:

En Pointe Technologies, Inc.	MTM Technologies, Inc.
Halifax Corporation	Sento Corporation

Item 6.	Selected Consolidated Financial Data

	Year ended December 31
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)

Operating Results
Net revenues	$120,296	$122,563	$136,178	$135,579	$135,207
Operating loss (1)	$(10,042)	$(2,924)	$(2,565)	$(3,683)	$(4,049)
Loss from continuing operations, before cumulative effective of accounting change (1)	$(7,364)	$(2,068)	$(1,960)	$(4,407)	$(2,356)
Income from discontinued operations, net of tax	$441	$1,269	$1,007	$620	$323
Gain on sale of discontinued operations, net of tax	$4,030
Cumulative effect of accounting change (2)					$(1,280)
Net loss	$(2,893)	$(799)	$(953)	$(3,787)	$(3,313)
Financial Position
Working capital	$11,543	$18,571	$19,085	$17,826	$19,609
Total assets	$43,114	$44,353	$45,189	$46,633	$49,390
Long-term liabilities	$3,622	$4,518	$5,025	$2,520	$2,496
Shareholders’ equity	$18,254	$20,304	$20,816	$21,597	$25,546
Share and Per Share Data
BASIC
Loss from continuing operations, before cumulative effect of accounting change (1)	$(.86)	$(.24)	$(.23)	$(.53)	$(.27)
Income from discontinued operations, net of tax	$.05	$.15	$.12	$.08	$.03
Gain on sale of discontinued operations, net of tax	$.47
Cumulative effect of accounting change (2)					$(.14)
Net loss	$(.34)	$(.09)	$(.11)	$(.45)	$(.38)
Weighted average common shares (000’s)	8,568	8,466	8,385	8,367	8,743
DILUTED
Loss from continuing operations, before cumulative effect of accounting change (1)	$(.86)	$(.24)	$(.23)	$(.53)	$(.27)
Income from discontinued operations, net of tax	$.05	$.15	$.12	$.08	$.03
Gain on sale of discontinued operations, net of tax	$.47
Cumulative effect of accounting change (2)					$(.14)
Net loss	$(.34)	$(.09)	$(.11)	$(.45)	$(.38)
Weighted average common shares (000’s)	8,568	8,466	8,385	8,367	8,743
OTHER PER SHARE DATA
Shareholders’ equity	$2.12	$2.37	$2.47	$2.58	$3.05
Market price — high	$3.90	$3.35	$3.70	$2.94	$2.59
Market price — low	$2.25	$1.98	$2.36	$1.47	$1.33
Financial Ratios
Current ratio	1.5	2.0	2.0	1.8	1.9
Long-term liabilities to total capitalization	16.6%	18.2%	19.4%	10.4%	8.9%

(1)	Includes a before-tax charge of $325 in connection with a severance agreement for a former executive in 2005 and a before-tax charge of $700 in connection with an employment agreement for another former executive in 2004.

(2)	Represents a goodwill impairment loss of $2,100, $1,280 after tax, recorded upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. The Company adopted SFAS No. 158 on December 31, 2006, and the adoption resulted in a $275,000 increase in accumulated other comprehensive income in shareholders’ equity and a $275,000 decrease in total liabilities. The adoption of SFAS No. 158 did not impact the Company’s consolidated results of operations or cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. The adoption of SAB 108 in December 2006 did not have any impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 will have on the Company’s consolidated financial position or results of operations.

In November 2005, the FASB issued Staff Position No. 123(R)-3 (“FSP 123(R)-3”), “Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards,” which provides an optional alternative transition election for calculating the pool of excess tax benefits (“APIC pool”) available to absorb tax deficiencies recognized under SFAS No. 123 (revised 2004). Under FSP 123(R)-3, an entity can make a one time election to either use the alternative simplified method or use the guidance in SFAS No. 123 (revised 2004) to calculate the APIC pool. On December 31, 2006, the Company elected to use the alternative simplified method. In accordance with this election, the Company determined that no APIC pool existed as of December 31, 2006.

Results of Operations

In April 2006, the Company sold its J. W. Miller division. Accordingly, the results of the J. W. Miller division have been classified as discontinued operations.

Results of operations by business segment were as follows (in thousands):

	2006	2005	2004

Net revenues
Technology Solutions
Products	$43,477	$46,035	$60,149
Services	32,076	30,670	30,122

	75,553	76,705	90,271
Recreational Products	44,743	45,858	45,907

	$120,296	$122,563	$136,178

Operating income (loss)
Technology Solutions	$(6,774)	$(1,532)	$(780)
Recreational Products	1,276	1,408	1,319
Special items		(325)	(700)
Corporate costs	(4,544)	(2,475)	(2,404)

	(10,042)	(2,924)	(2,565)
Interest income, net	456	275	161
Income tax benefit	2,222	581	444

Loss from continuing operations	(7,364)	(2,068)	(1,960)

Discontinued operations:
Income from discontinued operations, net of tax	441	1,269	1,007
Gain on sale of discontinued operations, net of tax	4,030

Discontinued operations, net of tax	4,471	1,269	1,007

Net loss	$(2,893)	$(799)	$(953)

The following summarizes comparative operating results data as a percentage of net revenues:

	2006	2005	2004

Net revenues
Products	73.3%	75.0%	77.9%
Services	26.7	25.0	22.1

	100.0	100.0	100.0
Cost of products sold	(59.8)	(60.9)	(65.0)
Cost of services provided	(21.8)	(20.5)	(17.8)
Selling and administrative costs and expenses	(25.7)	(19.6)	(17.3)
Depreciation	(1.0)	(1.0)	(1.2)
Special items		(.3)	(.5)
Interest income, net	.4	.2	.1

Loss from continuing operations before income taxes	(7.9)	(2.1)	(1.7)
Income tax benefit	1.8	.4	.3

Loss from continuing operations	(6.1)%	(1.7)%	(1.4)%

The following summarizes other comparative operating results data:

Cost of products sold as a percentage of products revenues	81.5%	81.2%	83.5%
Cost of services provided as a percentage of services revenues	81.9%	82.1%	80.4%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net revenues

Net revenues for the year ended December 31, 2006 decreased 1.8% to $120.3 million from $122.6 million in 2005. Net revenues are further discussed below under the headings “Technology Solutions” and “Recreational Products.”

Operating income (loss)

Operating loss for the year ended December 31, 2006 increased 243.4% to $10.0 million from $2.9 million in 2005. Operating results are further discussed below under the headings “Technology Solutions,” “Recreational Products,” “Corporate costs,” and “Special item.”

Corporate costs

Corporate costs for the year ended December 31, 2006 increased 83.6% to $4.5 million from $2.5 million in 2005. The increase is attributable to approximately $500,000 in stock-based compensation expense recorded for stock options granted in June and December 2006, approximately $300,000 in increased travel expenditures related to corporate business development activities, approximately $300,000 in higher payroll costs, approximately $400,000 in reduced corporate insurance costs in 2005 related to retrospective insurance adjustments on policies in place during the late 1980s and 1990s, and approximately $500,000 in other net increases in corporate costs.

Special item

During 2005, the Company recorded a special pre-tax charge totaling $325,000 in connection with a severance agreement for a former executive.

Interest, net

Net interest income for the year ended December 31, 2006 increased 65.8% to $456,000 from $275,000 in 2005. The increase is attributable to higher average cash balances related to the $8.5 million in proceeds received during April 2006 from the sale of the J. W. Miller division and increased interest rates in 2006 as compared to 2005.

Technology Solutions

Technology Solutions revenues for the year ended December 31, 2006 decreased 1.5% to $75.6 million from $76.7 million in 2005. Product revenues for the year ended December 31, 2006 decreased 5.6% to $43.5 million from $46.0 million in 2005. The decrease in product revenues is primarily attributable to $7.5 million associated with the loss of a large product account in late 2005 and the loss of two large licensing resale engagements in a competitive bid process during the second quarter of 2006, offset by approximately $5.0 million in net increases in sales to existing and new customers. Decreased margins were realized on product sales for the year ended December 31, 2006 as compared to 2005 due to the loss of the two large licensing resale engagements and continued intense price competition. Services revenues for the year ended December 31, 2006 increased 4 .6% to $32.1 million from $30.7 million in 2005. The higher services revenues are primarily attributable to an increase of approximately $6.5 million from new and existing customer relationship management, reverse logistics and depot repair engagements offset partially by the decrease in revenues from the service desk engagement with Philip Morris USA that terminated on April 1, 2006 and other net decreases in services revenues. The operating loss for the year ended December 31, 2006 increased 342.2% to $6.8 million from $1.5 million in 2005. The increase in operating loss is primarily attributable to approximately $2.3 million in losses from start up and related costs associated with a new customer relationship management engagement that commenced during the third quarter of 2006, continued losses associated with a depot services contract that commenced in the fourth quarter of 2005, higher business development and administrative payroll, and higher travel expenses. The losses from the depot services contract totaled approximately $1.5 million in 2006, including approximately $300,000 related to the early termination of this engagement at the end of 2006. The start up and related costs associated with the new customer relationship management engagement are not expected to continue in 2007. The increase in operating loss for 2006 additionally includes approximately $800,000 in reduced contribution from the decrease in product revenues and decrease in gross margin percentage.

During September 2005, we received written notification from Philip Morris USA, terminating the service desk portion of the Company’s outsourcing services and product sales contractual engagement, effective April 1, 2006. For the year ended December 31, 2006, services revenues from the service desk portion of the engagement totaled approximately $700,000 compared to approximately $3.3 million in 2005. Multiyear extensions have been finalized with Philip Morris USA on the other contractual portions of the engagement that had an April 2006 termination date.

Recreational Products

Recreational Products revenues for the year ended December 31, 2006 decreased 2.4% to $44.7 million from $45.9 million in 2005, and operating income decreased 9.4% to $1.3 million in 2006 from $1.4 million in 2005. Decreases in sales of cycle, snow and ATV products were partially offset by increases in sales of recreational vehicle and marine products. Warm winter conditions in key markets adversely impacted sales during the last quarter of 2006. The decrease in operating income is primarily attributable to the decrease in sales and higher overall freight costs in 2006 as compared to 2005. Overall gross margin percentages in 2006 and 2005 were relatively consistent.

Cost of products sold

As a percentage of product revenues, cost of products sold for the year ended December 31, 2006 increased slightly to 81.5% from 81.2% in 2005 due to lower overall margins at the Technology Solutions business unit.

Cost of services provided

As a percentage of services revenues, cost of services provided for the year ended December 31, 2006 decreased slightly to 81.9% from 82.1% in 2005 primarily due to the high start up and related costs associated with the new depot services contract in the fourth quarter of 2005 partially offset by higher direct labor costs associated with the new customer relationship management engagement that commenced during the third quarter of 2006 at the Technology Solutions business unit.

Selling and administrative expenses

As a percentage of sales, selling and administrative expenses for the year ended December 31, 2006 increased to 25.7% from 19.6% in 2005. This increase is primarily attributable to higher administrative costs associated with the new customer relationship management engagement that commenced during the third quarter of 2006 and the depot services contract, including the $300,000 related to the early termination of this engagement, that commenced in the fourth quarter of 2005 at the Technology Solutions business unit, increased administrative payroll costs to support anticipated future growth, increased travel costs related to Corporate and Technology Solutions business development activities, and the increase in stock-based compensation expense related to stock options issued in June and December 2006.

Income tax

For the year ended December 31, 2006, the Company’s effective income tax rate was a benefit of 23.2% compared to 21.9% in 2005. For the year ended December 31, 2006, income tax benefit totaled $2.2 million compared to $581,000 for 2005. Income tax benefits for the years ended December 31, 2006 and 2005 include benefits totaling $2.3 million and $654,000, respectively, related to the discontinued operations of the J.W. Miller division. The $2.3 million benefit for 2006 is offset by the recording of income tax expense of approximately $2.1 million related to the gain on sale of discontinued operations and $227,000 related to income from discontinued operations. The $654,000 benefit for 2005 is offset by the recording of income tax expense from discontinued operations of $654,000. The income tax benefit for each of the years ended December 31, 2006 and 2005 also includes a provision for state taxes of $80,000 and $73,000, respectively. Based on continued operating losses during 2006 and other relevant factors, the Company recorded an increase of $1.2 million in the valuation allowance against net deferred tax asset balances.

Loss from continuing operations

Loss from continuing operations totaled $7.4 million for the year ended December 31, 2006, an increase of $5.3 million from the loss from continuing operations in the prior year. The increase in loss from continuing operations resulted from the factors described above.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net revenues

Net revenues for the year ended December 31, 2005 decreased 10.0% to $122.6 million from $136.2 million in 2005. Net revenues are further discussed below under the headings “Technology Solutions” and “Recreational Products.”

Operating income (loss)

Operating loss for the year ended December 31, 2006 increased 14.0% to $2.9 million from $2.6 million in 2005. Operating results are further discussed below under the headings “Technology Solutions,” “Recreational Products,” “Corporate costs,” and “Special items.”

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

During September 2005, written notification was received from Philip Morris USA, terminating the service desk portion of the Company’s outsourcing services and product sales contractual engagement, effective April 1, 2006. For the year ended December 31, 2005, services revenues from the service desk portion of the engagement totaled approximately $3.3 million.

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

Cost of products sold

As a percentage of product revenues, cost of products sold for the year ended December 31, 2005 decreased to 81.2% from 83.5% in 2004 due to stronger margins from education accounts and lower overall margins on the large product sourcing engagement during 2004 and the loss of the two large product accounts in 2005 at the Technology Solutions business.

Cost of services provided

As a percentage of services revenues, cost of services provided for the year ended December 31, 2005 increased to 82.1% from 80.4% in 2004 primarily due to the high start up and related costs associated with the new depot services contract at the Technology Solutions business unit in the fourth quarter of 2005.

Selling and administrative expenses

As a percentage of sales, selling and administrative expenses for the year ended December 31, 2005 increased to 19.6% from 17.3% in 2004. This increase is primarily attributable to the $14.1 million decrease during 2005 in product revenues and the $350,000 in staff separation and reorganization charges recorded in the fourth quarter of 2005 at the Technology Solutions business unit.

Income tax

For the year ended December 31, 2005 the Company’s effective income tax rate was a benefit of 21.9% compared to 18.5% in 2004. For the year ended December 31, 2005, income tax benefit totaled $581,000 compared to $444,000 for 2004. Income tax benefits for the years ended December 31, 2005 and 2004 include benefits totaling $654,000 and $519,000, respectively, related to the discontinued operations of the J.W. Miller division. These benefits are offset by the recording of income tax expense related to income from discontinued operations of $654,000 and $519,000, respectively. The income tax benefit for each of the years ended December 31, 2005 and 2004 also includes a provision for state taxes of $73,000 and $75,000, respectively. Based on continued operating losses during 2005 and other relevant factors, the Company recorded an increase of $278,000 in the valuation allowance against net deferred tax asset balances.

Loss from continuing operations

Loss from continuing operations totaled $2.1 million for the year ended December 31, 2005, an increase of $108,000 from the loss from continuing operations in the prior year. The increase in loss from continuing operations resulted from the factors described above.

Changes in Financial Condition

Liquidity and Capital Resources

Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

	December 31,
	2006	2005

Cash and cash equivalents	$3,637	$7,331
Working capital	$11,543	$18,571
Current ratio	1.5	2.0
Long-term liabilities to total capitalization	16.6%	18.2%
Shareholders’ equity per share	$2.12	$2.37
Days’ sales in receivables	59	51
Days’ sales in inventories	37	50

Net cash used in operating activities for continuing operations totaled $2.5 million for the year ended December 31, 2006 compared to $1.6 million in 2005. The cash used in operating activities for continuing operations in 2006 reflects a decrease in inventories and an increase in accounts payable partially offset by an increase in accounts receivable. The decrease in inventories is attributable to reduced inventory levels at the Recreational Products business unit. The increases in accounts payable and accounts receivable are primarily attributable to the timing of payments and collections, respectively. The increase in accounts receivable reflects approximately $2.7 million of receivables as of December 31, 2006 from a new Technology Solutions business unit customer. The cash used in operating activities for continuing operations in 2005 reflects an increase in accounts receivable partially offset by a decrease in inventories and an increase in accounts payable. The increase in accounts receivable is primarily attributable to the timing of collections. The decrease in inventories is attributable to reductions in purchases during the last quarter of 2005 as compared to the corresponding period in 2004 at the Recreational Products business unit. The increase in accounts payable is primarily attributable to utilizing open payment terms offered by distributor suppliers for inventory purchases in late 2005 at the Technology Solutions business unit and less financing through the use of floor plan arrangements.

Net cash used in investing activities for continuing operations totaled $7.2 million for the year ended December 31, 2006 compared to $885,000 in 2005. The cash used in investing activities from continuing operations in 2006 includes a $3.5 million deposit and $1.0 million of acquisition related costs for the SkyTel acquisition that was completed on January 31, 2007, technology expenditures, leasehold improvements and other capital expenditures associated with new leased facilities in Indianapolis, Indiana and Springfield, Missouri, and other purchases of technology related products and other fixed assets. The cash used in investing activities for continuing operations in 2005 represents purchases of technology related products and other fixed assets.

Net cash used in financing activities totaled $152,000 for the year ended December 31, 2006 compared to $2.2 million in 2005. The cash used in financing activities in 2006 represents $365,000 in payments on capital lease obligations partially offset by net proceeds of $145,000 on floor plan arrangements and the proceeds from the exercise of employee stock options. The cash used in investing activities for 2005 represents net payments of $2.1 million on floor plan arrangements and $349,000 in payments on capital lease obligations partially offset by the proceeds from the exercise of employee stock options. The net payments of $2.1 million on floor plan arrangements reflects the change in 2005 to utilize open payment terms offered by distributor suppliers for inventory purchases at the Technology Solutions business unit.

The following summarizes contractual obligations and commercial commitments as of December 31, 2006 (in thousands):

	Payments due by period
			2008 -	2010 -	Beyond
	Total	2007	2009	2011	2011

Contractual obligations
Operating leases	$12,045	$2,899	$5,143	$3,417	$586
Capital leases	94	94
Deferred compensation, environmental matters and other (1)	3,622		3,622

	$15,761	$2,993	$8,765	$3,417	$586

(1)	Amounts are estimated to be paid in one to three years from December 31, 2006.

SkyTel Acquisition

On January 31, 2007, the Company secured financing to complete the SkyTel acquisition by entering into (i) a Credit Agreement with WFF, as administrative agent, pursuant to which WFF provided the Company with a revolving line of credit with a maximum credit amount of $30 million (the “Revolver”); and (ii) a purchase agreement with Newcastle pursuant to which the Company issued and sold in a private placement to Newcastle a convertible subordinated pay-in-kind promissory note (the “Convertible Note”) in the principal amount of $10 million.

Pursuant to the Credit Agreement, the Company borrowed approximately $10.3 million in the form of an initial advance under the Revolver (the “Initial Advance”). The proceeds of the Initial Advance, together with existing cash on hand and the funds received pursuant to the sale of the Convertible Note, were used to finance the acquisition as well as related fees and expenses. Additional advances under the Revolver (collectively, the “Advances”) will be available to the Company, up to the aggregate $30 million credit limit, subject to restrictions based on the Borrowing Base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the rate of interest per annum announced from time to time by WFF as its prime rate in effect at it principal office in San Francisco, California, plus a 0.75% margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus a 2.25% margin. The Advances made under the Credit Agreement are repayable in full on January 31, 2012. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. In connection with the Credit Agreement, on January 31 2007, the Company entered into a security agreement with WFF, pursuant to which the Company granted WFF a security interest in and a lien against certain assets of the Company.

The outstanding principal balance and/or accrued but unpaid interest on the Convertible Note is convertible at any time by Newcastle into shares of common stock of the Company at a conversion price (the “Conversion Price”) of $3.81 per share, subject to adjustment. The Convertible Note accrues interest at 8%, subject to adjustment in certain circumstances, which interest accretes as principal on the Convertible Note as of each quarterly interest payment date beginning March 31, 2007. The Company also has the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Convertible Note in cash at a higher interest rate following the first anniversary if the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price. The Convertible Note matures on January 31, 2017. The Company has the right to repay the Convertible Note at an amount equal to 105% of outstanding principal following the third anniversary of the issuance of the convertible Note so long as a weighted average market price of the Company’s common stock is greater than 150% of the Conversion Price. In connection with the purchase of the Convertible Note, the Company and Newcastle also entered into a registration rights agreement pursuant to which Newcastle was granted demand and piggyback registration rights in respect of shares of common stock that may be issued under the Convertible Note. In March 2007, the Company granted Newcastle a second priority lien in certain assets of the Company in order to secure the obligations under the Convertible Note.

Newcastle is a private investment firm and one of the Company’s largest shareholders. Mr. Mark E. Schwarz, the Chairman of the Company’s Board of Directors, serves as the General Partner of Newcastle, through an entity controlled by him. Under the supervision of our Board of Directors (other than Mr. Schwarz), members of management, with the assistance of counsel, negotiated the terms of Newcastle’s purchase of the Convertible Note directly with representatives of Newcastle. After final negotiations concluded, the Company’s Board of Directors, excluding Mr. Schwarz, approved the Newcastle transaction. Mr. Schwarz did not participate in any of the Board of Directors’ discussions regarding the Newcastle transaction or the vote of the Board of Directors to approve the same. Mr. Clinton J. Coleman, who is currently a director of the Company and an employee of Newcastle, was not a member of the Company’s Board of Directors at the time that the transaction with Newcastle was approved.

On March 16, 2007, Verizon provided the Company with a Closing Statement as required by the Asset Purchase Agreement. The Closing Statement includes a working capital adjustment due to Verizon totaling approximately $7.5 million. The Company is currently reviewing Verizon’s calculations as allowed under the Asset Purchase Agreement. Additionally, total acquisition costs, including professional fees, bank fees and other direct costs, incurred in connection with the SkyTel acquisition are estimated to be in excess of $4.0 million.

The Company believes that sufficient cash resources exist for the foreseeable future to support its operations and commitments through cash generated by operations and Advances under the Credit Agreement. Management continues to evaluate its options in regard to obtaining additional financing to support future growth.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Shareholders
Bell Industries, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of Bell Industries, Inc. as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bell Industries, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 7 and 10, the Company changed its methods of accounting for stock options and other share-based payments and the funded status of its defined benefit post-retirement medical plan in 2006.

/s/ BKD, LLP

Indianapolis, Indiana
March 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Bell Industries, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity and of cash flows for each of two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Bell Industries, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

On April 28, 2006, Bell Industries, Inc. completed the sale of substantially all of the assets of its J.W. Miller division.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
April 7, 2006, except for the first paragraph
of Note 2, as to which the date is April 28, 2006

BELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2006	2005	2004

Net revenues
Products	$88,220	$91,893	$106,056
Services	32,076	30,670	30,122

	120,296	122,563	136,178

Costs and expenses
Cost of products sold	71,872	74,614	88,585
Cost of services provided	26,260	25,184	24,227
Selling and administrative	30,969	24,081	23,544
Depreciation and amortization	1,237	1,283	1,687
Interest income, net	(456)	(275)	(161)
Special items		325	700

	129,882	125,212	138,582

Loss from continuing operations before income taxes	(9,586)	(2,649)	(2,404)
Income tax benefit	2,222	581	444

Loss from continuing operations	(7,364)	(2,068)	(1,960)

Discontinued operations:
Income from discontinued operations, net of tax	441	1,269	1,007
Gain on sale of discontinued operations, net of tax	4,030

Discontinued operations, net of tax	4,471	1,269	1,007

Net loss	$(2,893)	$(799)	$(953)

Share and per share data
Basic and diluted
Loss from continuing operations	$(.86)	$(.24)	$(.23)
Discontinued operations	.52	.15	.12

Net loss	$(.34)	$(.09)	$(.11)

Weighted average common shares outstanding	8,568	8,466	8,385

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$3,637	$7,331
Accounts receivable, less allowance for doubtful accounts of $547 and $811	16,835	15,306
Inventories	9,548	12,764
Prepaid expenses and other	2,761	2,701

Total current assets	32,781	38,102

Fixed assets, at cost
Land, buildings and improvements	565	565
Leasehold improvements	1,170	938
Computer equipment and software	11,390	10,123
Furniture, fixtures and other	4,541	4,667

	17,666	16,293
Less accumulated depreciation and amortization	(14,113)	(13,150)

Total fixed assets	3,553	3,143

Other assets	1,641	3,108
Acquisition deposit	3,450
Acquisition related costs	1,689

	$43,114	$44,353

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Floor plan payables	$213	$68
Accounts payable	12,419	11,023
Accrued payroll	1,922	1,885
Accrued liabilities	6,684	6,555

Total current liabilities	21,238	19,531
Deferred compensation, environmental matters and other	3,622	4,518

Total liabilities	24,860	24,049

Commitments and contingencies
Shareholders’ equity
Preferred stock
Authorized — 1,000,000 shares, outstanding — none
Common stock
Authorized — 35,000,000 shares, outstanding — 8,593,224 and 8,559,224 shares	33,400	32,832
Accumulated deficit	(15,421)	(12,528)
Accumulated other comprehensive income	275

Total shareholders’ equity	18,254	20,304

	$43,114	$44,353

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

				Accumulated
				other	Total
	Common stock		Accumulated	comprehensive	shareholders’
	Shares	Amount	deficit	income	equity

Balance at December 31, 2003	8,366,724	$32,373	$(10,776)	$—	$21,597
Employee stock plans	71,000	172			172
Net loss			(953)		(953)

Balance at December 31, 2004	8,437,724	32,545	(11,729)	—	20,816
Employee stock plans	121,500	287			287
Net loss			(799)		(799)

Balance at December 31, 2005	8,559,224	32,832	(12,528)	—	20,304
Employee stock plans	34,000	68			68
Stock-based compensation		500			500
Adoption of SFAS No. 158, net of tax				275	275
Net loss			(2,893)		(2,893)

Balance at December 31, 2006	8,593,224	$33,400	$(15,421)	$275	$18,254

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(2,893)	$(799)	$(953)
Income from discontinued operations, net of tax	(441)	(1,269)	(1,007)
Gain on sale of discontinued operations, net of tax	(4,030)
Depreciation and amortization	2,193	1,630	1,687
Stock-based compensation	500
Provision for losses on accounts receivable	134	181	114
Changes in assets and liabilities, net of disposals:
Accounts receivable	(2,469)	(3,600)	5,060
Inventories	2,008	1,583	(3,143)
Accounts payable	1,934	1,839	(10)
Accrued liabilities and other	542	(1,171)	(2,127)

Net cash used in operating activities for continuing operations	(2,522)	(1,606)	(379)
Net cash provided by (used in) operating activities for discontinued operations	(1,954)	1,199	1,183

Net cash provided by (used in) operating activities	(4,476)	(407)	804

Cash flows from investing activities:
Purchases of fixed assets and other	(2,711)	(885)	(589)
Proceeds on note from sale of business			166
Acquisition deposits	(3,450)
Acquisition related costs	(1,047)

Net cash used in investing activities for continuing operations	(7,208)	(885)	(423)
Net cash provided by (used in) investing activities for discontinued operations	8,142	(12)	(16)

Net cash provided by (used in) investing activities	934	(897)	(439)

Cash flows from financing activities:
Net proceeds (payments) of floor plan payables	145	(2,104)	(1,939)
Employee stock plans	68	287	172
Principal payments on capital leases	(365)	(349)

Net cash used in financing activities	(152)	(2,166)	(1,767)

Net decrease in cash and cash equivalents	(3,694)	(3,470)	(1,402)
Cash and cash equivalents at beginning of year	7,331	10,801	12,203

Cash and cash equivalents at end of year	$3,637	$7,331	$10,801

Supplemental cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$79	$85	$95
Capital lease obligations incurred	$—	$805	$—

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Accounting Policies

Principles of consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

Cash and cash equivalents — The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Included in cash and cash equivalents are repurchase agreements which are transactions involving the purchase of a security and the simultaneous commitment to return the security to the seller at an agreed upon price on an agreed upon date. These agreements mature the following day and the Company is paid principal plus interest. The U.S. Government Agency securities committed in these agreements are segregated by a third party custodian under the Company’s name and serve as collateral under such agreement. As of December 31, 2006 and 2005, these transactions amounted to approximately $3.4 million and $7.3 million, respectively. Based on the maturity date of the resell agreements, the Company considers that the amounts presented in the financial statements are reasonable estimates of fair value.

Revenue recognition and receivables — The Company’s operations include sales of technology products and managed lifecycle services (“Technology Solutions”); and sales of aftermarket products for recreational vehicles, motorcycles and ATVs, snowmobiles and powerboats (“Recreational Products” or “RPG”); Revenues are recognized when persuasive evidence of an arrangement exists, shipment of products has occurred or services have been rendered, the sales price charged is fixed or determinable, and the collection of the resulting receivable is reasonably assured. The following summarizes the underlying terms of sales arrangements at each of the Company’s reporting segments:

     Technology Solutions

Product sales terms provide that title and risk of loss are passed to the customer at the time of shipment. These sales terms have been enforced with customers. An order or a signed agreement is required for each transaction. Products are typically shipped directly to customers from suppliers. In some instances, products are shipped to customers out of the Company’s facilities located in Indianapolis, Indiana and Richmond, Virginia. Ingram Micro Inc., the Company’s primary distribution supplier, represented approximately 50% of technology product purchases during 2006. Services revenues are primarily derived through support services from recurring engagements. Support services are typically rendered separate from product sales. Revenues from these services are typically under contract and are billed periodically, usually monthly, based on fixed fee arrangements, per incident or per resource charges, or on a cost plus basis. Revenue recognition from support services does not require significant management estimates. Revenue is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21 for arrangements that include multiple deliverables, primarily product sales that include deployment services. The delivered items are accounted for separately, provided that the delivered item has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. For such arrangements, product sales and deployment services are accounted for separately in accordance with EITF Issue No. 00-21.

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

Concentrations of credit risk with respect to trade receivables are generally limited due to the large number and general dispersion of trade accounts, which constitute the Company’s customer base. During 2006, 2005 and 2004, the Company had one Technology Solutions customer, Philip Morris USA that accounted for approximately 9%, 10% and 14% of consolidated net revenues, respectively. At December 31, 2006 and 2005, this customer accounted for approximately 13% and 17% of consolidated accounts receivable, respectively. Another Technology Solutions customer totaled approximately 6% and 13% of consolidated accounts receivable at December 31, 2006 and 2005, respectively. A new Technology Solutions customer totaled approximately 16% of consolidated accounts receivable at December 31, 2006. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses and such losses have been within these estimates. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Inventories — Inventories, consisting primarily of finished goods, are stated at the lower of cost (determined using weighted average and first-in, first-out methods) or market (net realizable value). The Company periodically reviews inventory items and overall stocking levels to ensure that adequate reserves exist for inventory deemed obsolete or excessive. Inventory reserves totaled $567,000 and $865,000 at December 31, 2006 and 2005, respectively.

Shipping and handling costs — Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $3.4 million in 2006, $3.4 million in 2005 and $3.5 million in 2004. These costs are included within selling and administrative expenses in the Consolidated Statements of Operations.

Deferred catalog and advertising costs — The Company capitalizes the direct cost of producing its RPG product catalogs. Upon completion of each catalog, the production costs are amortized over the expected net sales period of one year. Deferred catalog costs totaled approximately $70,000 at December 31, 2006 and 2005. Total consolidated advertising costs, which are expensed as incurred, and amortized catalog production costs, totaled approximately $180,000 in 2006, $210,000 in 2005 and $130,000 in 2004.

Vendor rebates — The Company receives rebates from certain vendors. Rebates are deemed earned based on meeting volume purchasing or other criteria established by the vendor. These amounts are recorded at the time the requirements are considered met or at the time that the credit is received from the vendor if collectibility risks or other issues exist.

Fixed assets, depreciation and amortization — All fixed assets are recorded at cost and depreciated using the straight-line method based upon estimated useful lives of 3 to 5 years for computer equipment and software and 3 to 7 years for furniture, fixtures and other. Leasehold improvements are amortized over the shorter of their estimated service lives or the term of the lease.

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

Accrued liabilities — The Company accrues for liabilities associated with disposed businesses, including amounts related to legal, environmental and contractual matters. In connection with these matters, the recorded liabilities include an estimate of legal fees to be incurred. These legal fees are charged against the recorded liability when incurred. Accrued liabilities include approximately $4.2 million of amounts attributable to disposed businesses at December 31, 2006 and 2005.

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

Retiree medical program — The Company accounts for its postretirement medical obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The Company contributes a defined amount towards medical coverage to qualifying employees who were employed prior to January 1, 1998.

Comprehensive income (loss) — Comprehensive loss is the same as net loss for all periods presented.

Stock-based compensation — The Company from time to time, grants stock options for a fixed number of shares to certain employees and directors. Effective January 1, 2006, the Company began recognizing compensation expense for share-based payment transactions in the financial statements at their fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award). Prior to the January 1, 2006 adoption of SFAS No. 123 (revised 2004), “Share-Based Payment,” the Company accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretation. Accordingly, because the stock option exercise price was equal to or greater than the fair value of the shares at the date of grant, no compensation expense was recognized for Company-issued stock options. The following table illustrates the effect on net loss and net loss per share, for the years ended December 31, 2005 and 2004, if the Company had applied the fair value method as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” (dollars in thousands):

	2005	2004

Net loss, as reported	$(799)	$(953)
Compensation expense as determined under SFAS No. 123	(90)	(150)

Pro forma net loss	$(889)	$(1,103)

Net loss per share
Basic and diluted — as reported	$(.09)	$(.11)

Basic and diluted — pro forma	$(.10)	$(.13)

See Stock Plans note for the assumptions used to compute the pro forma amounts.

Per share data — Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the weighted average number of common shares potentially issuable for dilutive securities such as stock options and warrants. The weighted average number of common shares outstanding for each of the years ended December 31, 2006, 2005, and 2004 is set forth in the following table (in thousands):

	2006	2005	2004

Basic weighted average common shares outstanding	8,568	8,466	8,385
Potentially dilutive stock options	53	39	89
Anti-dilutive stock options due to net loss during year	(53)	(39)	(89)

Diluted weighted average common shares outstanding	8,568	8,466	8,385

For each of the years ended December 31, 2006, 2005 and 2004, the number of stock option shares not included in the table above, because the impact would have been anti-dilutive, was 1,428,000, 120,000 and 170,000, respectively.

On January 31, 2007, the Company issued a $10 million convertible note at a conversion price of $3.81 per share (See Note 3).

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

New Pronouncements — In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires employers to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other post-retirement benefit plans. The Company adopted SFAS No. 158 on December 31, 2006, and the adoption resulted in a $275,000 increase in accumulated other comprehensive income in shareholders’ equity and a $275,000 decrease in total liabilities. The adoption of SFAS No. 158 did not impact the Company’s consolidated results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 permits registrants to record the cumulative effect of initial adoption by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings only if material under the dual method. The adoption of SAB 108 in December 2006 did not have any impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, that FIN 48 will have on the Company’s consolidated financial position or results of operations.

In November 2005, the FASB issued Staff Position No. 123(R)-3 (“FSP 123(R)-3”), “Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards,” which provides an optional alternative transition election for calculating the pool of excess tax benefits (“APIC pool”) available to absorb tax deficiencies recognized under SFAS No. 123 (revised 2004). Under FSP 123(R)-3, an entity can make a one time election to either use the alternative simplified method or use the guidance in SFAS No. 123 (revised 2004) to calculate the APIC pool. On December 31, 2006, the Company elected to use the alternative simplified method. In accordance with this election, the Company determined that no APIC pool existed as of December 31, 2006.

Note 2 — Sale of J. W. Miller Division

On April 28, 2006, the Company completed the sale of substantially all of the assets of the Company’s J. W. Miller division to Bourns, Inc. pursuant to an Asset Purchase Agreement (the “JWM Agreement”). The results of the J. W. Miller division have been classified as discontinued operations in the accompanying financial statements.

Pursuant to the JWM Agreement, the Company received $8.5 million in cash at the closing in April 2006 and approximately $0.2 million in July 2006 attributable to post closing adjustments. The sale resulted in a gain of approximately $6.1 million ($4.0 million net of tax). Accrued liabilities associated with the sale were not significant as of December 31, 2006. For the years ended December 31, 2006, 2005 and 2004, the J.W. Miller division had sales of approximately $3.0 million, $8.4 million and $7.8 million, respectively.

During February 2007, the Company completed the sale of the property previously used by the J. W. Miller division. The carrying value of this property was not material as of December 31, 2006. The net proceeds from this sale totaled approximately $2.0 million.

Note 3 — Subsequent Event

On January 31, 2007, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of SkyTel Corp. (“SkyTel”), an indirect subsidiary of Verizon Communications Inc.

(“Verizon”), for the total purchase price of $23 million, subject to certain post closing adjustments. The acquisition was completed in accordance with the terms and conditions of the Asset Purchase Agreement (the “Asset Purchase Agreement”), dated November 10, 2006, as amended, between the Company and SkyTel. Immediately prior to the acquisition, the Company and SkyTel amended the Asset Purchase Agreement by entering into an amendment, which, among other things, modified certain exhibits to the Asset Purchase Agreement. SkyTel, based in Clinton, Mississippi, is a provider of wireless messaging services and support, including email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to Fortune 1000 and government customers throughout the United States. In connection with the acquisition, the Company entered into several ancillary agreements with affiliates of Verizon, including a facilities agreement, an intellectual property agreement and certain telecommunications agreements.

On January 31, 2007, the Company secured financing to complete the acquisition by entering into (i) a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc. (“WFF”), as administrative agent, pursuant to which WFF provided the Company with a revolving line of credit with a maximum credit amount of $30 million (the “Revolver”); and (ii) a purchase agreement with Newcastle Partners, L.P. (“Newcastle”) pursuant to which the Company issued and sold in a private placement to Newcastle a convertible subordinated pay-in-kind promissory note (the “Convertible Note”) in the principal amount of $10 million.

Pursuant to the Credit Agreement, the Company borrowed approximately $10.3 million in the form of an initial advance under the Revolver (the “Initial Advance”). The proceeds of the Initial Advance, together with existing cash on hand and the funds received pursuant to the sale of the Convertible Note, were used to finance the acquisition as well as related fees and expenses. Additional advances under the Revolver (collectively, the “Advances”) will be available to the Company, up the aggregate $30 million credit limit, subject to restrictions based on the Borrowing Base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the rate of interest per annum announced from time to time by WFF as its prime rate in effect at it principal office in San Francisco, California, plus a 0.75% margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus a 2.25% margin. The Advances made under the Credit Agreement are repayable in full on January 31, 2012. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. In connection with the Credit Agreement, on January 31 2007, the Company entered into a security agreement with WFF, pursuant to which the Company granted WFF a security interest in and a lien against certain assets of the Company.

The outstanding principal balance and/or accrued but unpaid interest on the Convertible Note is convertible at any time by Newcastle into shares of common stock of the Company at a conversion price (the “Conversion Price”) of $3.81 per share, subject to adjustment. The Convertible Note accrues interest at 8%, subject to adjustment in certain circumstances, which interest accretes as principal on the Convertible Note as of each quarterly interest payment date beginning March 31, 2007. The Company also has the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Convertible Note in cash at a higher interest rate following the first anniversary if the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price. The Convertible Note matures on January 31, 2017. The Company has the right to repay the Convertible Note at an amount equal to 105% of outstanding principal following the third anniversary of the issuance of the convertible Note so long as a weighted average market price of the Company’s common stock is greater than 150% of the Conversion Price. In connection with the purchase of the Convertible Note, the Company and Newcastle also entered into a registration rights agreement pursuant to which Newcastle was granted demand and piggyback registration rights in respect of shares of common stock that may be issued under the Convertible Note. In March 2007, the Company granted Newcastle a second priority lien in certain assets of the Company in order to secure the obligations under the Convertible Note.

Newcastle is a private investment firm and one of the Company’s largest shareholders. Mr. Mark E. Schwarz, the Chairman of the Company’s Board of Directors, serves as the General Partner of Newcastle, through an entity controlled by him. Under the supervision of our Board of Directors (other than Mr. Schwarz), members of management, with the assistance of counsel, negotiated the terms of Newcastle’s purchase of the Convertible Note directly with representatives of Newcastle. After final negotiations concluded, the Company’s Board of Directors, excluding Mr. Schwarz, approved the Newcastle transaction. Mr. Schwarz did not participate in any of the Board of Directors’ discussions regarding the Newcastle transaction or the vote of the Board of Directors to approve the same. Mr. Clinton J. Coleman, who is currently a director of the Company and an employee of Newcastle, was not a member of the Company’s Board of Directors at the time that the transaction with Newcastle was approved.

On March 16, 2007, Verizon provided the Company with a Closing Statement as required by the Asset Purchase Agreement. The Closing Statement includes a working capital adjustment due to Verizon totaling approximately $7.5 million. The Company is currently reviewing Verizon’s calculations as allowed under the Asset Purchase Agreement.

Note 4 — Special Items

During 2005, the Company recorded a special pre-tax charge totaling $325,000 in connection with a severance agreement for a former executive. Substantially all costs related to this charge were paid in 2005. During 2004, the Company recorded a pre-tax charge totaling $700,000 in connection with an employment agreement for another former executive. Substantially all costs related to this charge were paid in 2004.

Note 5 — Floor Plan Arrangements

The Company finances certain inventory purchases through floor plan arrangements with two finance companies. The amount of aggregate outstanding floor plan obligations ranged between $21,000 and $273,000 during 2006 and between $68,000 and $2.1 million during 2005, and were collateralized by certain of the Company’s inventory and accounts receivable. The outstanding amounts are payable in 15 to 45 days. The arrangements are generally subsidized by the product manufacturers and are interest free if amounts are paid within the specified terms. The Company paid minimal interest under floor plan arrangements for the periods presented.

Note 6 — Stock Repurchase Program

In July 2001, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of the Company’s outstanding common stock. The common stock can be repurchased in the open market at varying prices depending on market conditions and other factors. No shares were repurchased by the Company during the years ended December 31, 2006, 2005 and 2004. As of December 31, 2006, 443,279 shares remained available for repurchase.

Note 7 — Stock Plans

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) using the modified prospective transition method and, as a result did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and expense related to all stock options granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004). Stock-based compensation expense totaled $500,000 for the year ended December 31, 2006 of which $8,000 represented compensation expense related to stock options granted prior to January 1, 2006.

During June 2006, pursuant to his employment agreement, John A. Fellows, President and Chief Executive Officer, received the following non qualified option grants to purchase shares of common stock:

		Market price on
Number of shares	Grant price	date of grant	Option life

250,000	$2.67	$2.46	10 years
250,000	$4.00	$2.46	10 years
250,000	$6.00	$2.46	10 years
250,000	$8.00	$2.46	10 years

Each of these options vest at 20% on the date of grant and an additional 20% on October 3, 2006, 2007, 2008 and 2009, and provide for accelerated vesting if there is a change in control (as defined in the stock option agreement). These options are standalone grants and were not granted from the 2001 Plan.

During December 2006, pursuant to employment agreements, certain employees received 448,000 non-qualified option grants to purchase shares of common stock at a grant price equal to market on the date of grant. These options have terms of between seven and ten years, vest over a period of four years and provide for accelerated vesting if there is a change of control (as defined in the respective employment agreements). These options are standalone grants and were not granted from the 2001 Plan.

The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years. The weighted average fair value at the grant date for options issued during the years ended December 31, 2006 and 2005 and 2004 were $.86, $1.16 and $1.50 per option, respectively. The fair value of options at the date of grant was estimated using the following assumptions during the years ended December 31, 2006, 2005 and 2004, respectively: (a) no dividend yield on the Company’s stock, (b) expected stock price volatility of approximately 38%, 60% and 60%, (c) a risk-free interest rate of approximately 4.8%, 4% and 4%, and (d) an expected option term of 4.3 to 6 years, 4 years and 4 years.

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

The following summarizes stock option activity during the three years ended December 31, 2006:

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual term	Aggregate
	Shares	price	(in years)	intrinsic value

Outstanding at December 31, 2003	1,037,729	$3.54
Granted	20,000	3.00
Exercised	(71,000)	2.42
Canceled or expired	(455,229)	4.52

Outstanding at December 31, 2004	531,500	2.83
Granted	40,000	2.35
Exercised	(121,500)	2.36
Canceled or expired	(182,000)	3.09

Outstanding at December 31, 2005	268,000	2.78
Granted to John A. Fellows	1,000,000	5.17
Other non qualified grants	448,000	3.25
Granted from 2001 Plan	285,000	3.78
Exercised	(34,000)	2.00
Canceled or expired	(34,000)	2.52

Outstanding at December 31, 2006	1,933,000	$4.29	8.3	$926,000

Exercisable at December 31, 2006	780,600	$4.17	7.2	$437,000

The following summarizes non vested stock options as of December 31, 2005 and changes through the year ended December 31, 2006:

		Weighted
		average
		grant date
	Shares	fair value

Non vested at December 31, 2005	20,000	$.95
Granted	1,733,000	.86
Vested	(596,600)	.78
Canceled	(4,000)	.95

Non vested at December 31, 2006	1,152,400	$.90

The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was approximately $39,000, $32,000 and $36,000, respectively. The total fair value of shares vesting during the years ended December 31, 2006, 2005 and 2004 was approximately $470,000, $90,000 and $140,000, respectively. As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.0 million which is expected to be recognized over a weighted average period of approximately 1.8 years. As of December 31 2006, there were 215,000 shares of common stock available for issuance pursuant to future stock option grants under the Plan.

Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”) 750,000 shares were authorized for issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At December 31, 2006, 419,450 shares were available for future issuance under the ESPP.

Note 8 — Income Taxes

The income tax provision (benefit) charged (credited) to continuing operations was as follows (in thousands):

	2006	2005	2004

Current
Federal	$(2,302)	$(654)	$(519)
State	80	73	75

	$(2,222)	$(581)	$(444)

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	2006	2005	2004

Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal benefit	.6	1.8	2.1
Valuation allowance against net deferred tax assets	9.8	8.4	11.6
Nondeductible items and other, net	.4	1.9	1.8

Effective tax rate	(23.2)%	(21.9)%	(18.5)%

Deferred tax balances were composed of the following (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Discontinued operations	$1,213	$1,287
Net operating loss carryforwards	4,085	3,273
Employee benefit accruals	311	343
Stock-based compensation	194
Deferred rent	260
Goodwill	180	256
Receivables allowance	202	297
Inventory reserves	65	89

	6,510	5,545
Deferred tax liabilities:
Prepaid items	(102)	(106)
Depreciation and amortization	(37)	(75)
Other	(40)	(183)

Net deferred tax balance before valuation allowance	6,331	5,181
Valuation allowance	(6,331)	(5,181)

Net deferred tax balance after valuation allowance	$—	$—

After consideration of relevant factors, including recent operating results and the prior utilization of all previously available tax carryback opportunities, the Company recorded a full valuation allowance against net deferred tax asset balances in the fourth quarter of 2003. Based on continued operating losses and other relevant factors, the Company recorded an increase in the valuation allowance of approximately $1.2 million and $278,000 during the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, the Company has Federal net operating loss carryforwards of $8.3 million that expire in years 2023 through 2026. The use of the net operating loss carryforwards could be subject to certain statutory limitations upon a change in control.

Note 9 — Employee Benefit and Deferred Compensation Plans

The Company has a qualified, trusteed, savings and profit sharing plan for eligible employees. The Company’s matching contributions and discretionary contributions to the plan, as determined by the Board of Directors, were $70,000 in 2006, $75,000 in 2005 and $87,000 in 2004.

The Company has deferred compensation plans available for certain officers and other key employees. Expense associated with these plans was $63,000 in 2006, $108,000 in 2005 and $149,000 in 2004.

Note 10 — Retiree Medical Program

The Company provides postretirement medical coverage for qualifying employees who were employed prior to January 1, 1998. The employee must meet age and years of service requirements and must also be participating in a Bell medical plan at the time of retirement to be eligible. Any future increases in health premiums can be passed on 100% to retirees. The estimated liability for postretirement medical benefits, included in deferred compensation, environmental matters and other long term liabilities in the Consolidated Balance Sheets, totaled $444,000 and $773,000 at December 31, 2006 and 2005, respectively. Annual costs for active and potentially eligible employees were not significant during any of the years presented.

The Company adopted SFAS No. 158 on December 31, 2006. The incremental effect of applying SFAS No. 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006 follows:

	Before application		After application
	of SFAS No. 158	Adjustment	of SFAS No. 158

Deferred compensation, environmental matters and other	$3,897,000	$(275,000)	$3,622,000
Accumulated other comprehensive income	—	275,000	275,000
Total shareholders’ equity	17,979,000	275,000	18,254,000

Approximately $23,000 of the net gain of $275,000 as of December 31, 2006 is expected to be recognized as a component of net periodic benefit cost during the fiscal year ending December 31, 2007.

Note 11 — Environmental Matters

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

In late 2003, the CRWQCB required testing for several “emergent chemicals,” which are compounds that have only recently been identified as potential groundwater contaminants. During testing in 2004, one of these emergent chemicals, “1-4 Dioxane,” was found at the site. This substance was used as a stabilizing agent in the solvents that were used at the former ESD site. A detailed groundwater investigation was performed in 2004 to determine the extent of this contaminant and the plume in general. This investigation revealed that the existing groundwater plume was significantly larger than previously estimated. Additional remediation, including the installation of new groundwater extraction wells, took place during 2005 and 2006.

New monitoring wells were also installed in 2006 to further evaluate the migration of the plume. In late 2006, total future remediation and related costs were reassessed and are estimated to be approximately $2.9 million. At December 31, 2006, approximately $1.7 million (estimated current portion) is included in accrued liabilities and $1.2 million (estimated non-current portion) is included in deferred compensation, environmental matters and other in the Consolidated Balance Sheet. At December 31, 2005, estimated future remediation costs totaled approximately $3.7 million ($1.6 million current and $2.1 million non-current).

Payments under the cost cap insurance policy commenced during 2004 after the Company exceeded the $1.9 million self insured retention limit, and approximately $1.8 million has been collected as of December 31, 2006 from the insurance carrier. The estimated future amounts to be recovered from insurance, during the policy period ending November 2008, total $2.2 million. At December 31, 2006, approximately $2.1 million (estimated current portion) is included in prepaid expenses and other, and $100,000 (estimated non-current portion) is included in other assets in the Consolidated Balance Sheet. At December 31, 2005, estimated future amounts to be recovered from insurance totaled $2.9 million ($1.9 million current and $1.0 million non-current).

Given the nature of environmental remediation, it is possible that the estimated liability for future remediation and related costs and the estimated future amounts to be recovered from insurance will be subject to revision from time to time.

Note 12 — Litigation

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

The case proceeded to trial, which commenced and ended in March 2002, with a jury verdict resulting in Milgray having no liability to Williams. In July 2002, Williams appealed the jury verdict and, in April 2004, the United States Court of Appeals for the 7th Circuit (“US Appellate Court”) rendered its decision. The US Appellate Court concluded that jury instructions issued by the US District Court were in error and the case was ordered for retrial of Williams’ fraud and restitution claims. The case was remanded to the US District Court and a new judge was assigned. In September 2005, the US District Court entered its order declining to exercise supplemental jurisdiction over Williams’ claims and dismissing Williams’ case without prejudice. The US District Court noted in its order that Williams could pursue its claims in Illinois State Court. In October 2005, Williams filed a Notice of Appeal to the US Appellate Court from the judgment of dismissal entered by the US District Court. In March 2007, the US Appellate Court affirmed the judgment of the US District Court. Accordingly, the Company anticipates that the action will now proceed in Illinois State Court. Williams’ claim for compensatory damages is approximately $8.7 million, not including an additional claim for pre-judgment interest. While the Company cannot predict the outcome of this litigation, a final judgment favorable to Williams could have a material adverse effect on the Company’s results of operations, cash flows or financial position. Management intends to continue a vigorous defense.

Other litigation:  The Company is involved in other litigation, which is incidental to its current and discontinued businesses. The resolution of the other litigation is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Note 13 — Commitments and Contingencies

At December 31, 2006, the Company had operating leases on certain of its facilities and equipment expiring in various years through 2012. Under certain operating leases, the Company is required to pay property taxes, insurance and other costs relative to the property. Rent expense is recognized on a straight-line basis for leases that include free rent periods or have escalating rental payments. Rent expense under operating leases during the years ended December 31, 2006, 2005 and 2004 was approximately $3.0 million, $2.2 million and $2.2 million, respectively.

During 2005, the Company entered into capital leases related to certain hardware and software, included in Computer equipment and software in the Consolidated Balance Sheets, in connection with a technology solutions engagement. The following is a summary of fixed assets held under capital leases:

	December 31
	2006	2005

Hardware and software	$454,000	$805,000
Less accumulated amortization	(366,000)	(347,000)

	$88,000	$458,000

Amortization expense during the years ended December 31, 2006 and 2005 relating to these capital leases totaling $366,000 and $347,000, respectively, is included in cost of products sold. Additionally, $590,000 of depreciation expense during the year ended December 31, 2006, related to certain purchased hardware utilized in connection with this technology solutions engagement, is included in cost of products sold.

Minimum annual rentals on operating and capital leases for the five years subsequent to 2006 are as follows:

	Operating	Capital
	leases	leases

2007	$2,899,000	$94,000
2008	2,609,000
2009	2,534,000
2010	2,014,000
2011 and thereafter	1,989,000

	$12,045,000	94,000

Less amount representing interest		(3,000)

Capital lease obligations		$91,000

Note 14 — Business Segment and Related Information

As of December 31, 2006, the Company had two reportable business segments: Technology Solutions, a provider of integrated technology solutions, and Recreational Products, a distributor of replacement parts and accessories for recreational and other leisure-time vehicles. Each operating segment offers unique products and services and has separate management. The accounting policies of the segments are the same as described in Note 1.

The following is summarized financial information for the Company’s reportable segments (in thousands):

	Year ended December 31,
	2006	2005	2004

Net revenues
Technology Solutions
Products	$43,477	$46,035	$60,149
Services	32,076	30,670	30,122

	75,553	76,705	90,271
Recreational Products	44,743	45,858	45,907

	$120,296	$122,563	$136,178

Operating income (loss)
Technology Solutions	$(6,774)	$(1,532)	$(780)
Recreational Products	1,276	1,408	1,319
Special items		(325)	(700)
Corporate costs	(4,544)	(2,475)	(2,404)

	(10,042)	(2,924)	(2,565)
Interest income, net	456	275	161

Loss from continuing operations before income taxes	$(9,586)	$(2,649)	$(2,404)

Depreciation and amortization
Technology Solutions	$1,703	$850	$577
Recreational Products	355	382	365
Corporate	135	398	745

	$2,193	$1,630	$1,687

Total assets
Technology Solutions	$16,085	$11,582	$8,543
Recreational Products	13,033	16,374	17,099
Corporate	13,996	13,973	17,426
Discontinued operations		2,424	2,121

	$43,114	$44,353	$45,189

Capital expenditures
Technology Solutions	$2,333	$705	$94
Recreational Products	152	93	405
Corporate	226	87	90
Discontinued operations		12	16

	$2,711	$897	$605

Supplementary Data
QUARTERLY RESULTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Quarter ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Year ended December 31, 2006
Net revenues:
Products	$17,093	$24,302	$28,654	$18,171
Services	7,870	6,859	8,025	9,322

	24,963	31,161	36,679	27,493

Costs and expenses:
Cost of products sold	13,690	19,466	23,867	14,849
Cost of services provided	6,657	5,220	6,695	7,688
Selling and administrative	6,218	7,223	8,513	9,015
Depreciation and amortization	316	258	313	350
Interest income, net	(75)	(134)	(166)	(81)

	26,806	32,033	39,222	31,821

Loss from continuing operations before income taxes	(1,843)	(872)	(2,543)	(4,328)
Income tax benefit	(168)	(709)	(843)	(502)

Loss from continuing operations	(1,675)	(163)	(1,700)	(3,826)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	355	222	(85)	(51)
Gain (loss) on sale of discontinued operations, net of tax		5,153	(710)	(413)

Discontinued operations, net of tax	355	5,375	(795)	(464)

Net income (loss)	$(1,320)	$5,212	$(2,495)	$(4,290)

Share and Per Share Data
Basic:
Loss from continuing operations	$(.20)	$(.02)	$(.20)	$(.45)
Discontinued operations	.04	.63	(.09)	(.05)

Net income (loss)	$(.16)	$.61	$(.29)	$(.50)

Weighted average common shares outstanding	8,563	8,565	8,568	8,576

Diluted:
Loss from continuing operations	$(.20)	$(.02)	$(.20)	$(.45)
Discontinued operations	.04	.63	(.09)	(.05)

Net income (loss)	$(.16)	$.61	$(.29)	$(.50)

Weighted average common shares outstanding	8,563	8,593	8,568	8,576

	Quarter ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Year ended December 31, 2005
Net revenues:
Products	$19,619	$27,815	$29,304	$15,155
Services	7,204	7,462	7,772	8,232

	26,823	35,277	37,076	23,387

Costs and expenses:
Cost of products sold	15,892	22,276	24,277	12,169
Cost of services provided	6,012	5,835	6,185	7,152
Selling and administrative	5,732	6,412	6,098	5,839
Depreciation and amortization	326	322	314	321
Interest income, net	(52)	(36)	(93)	(94)
Special item (1)			325

	27,910	34,809	37,106	25,387

Income (loss) from continuing operations before income taxes	(1,087)	468	(30)	(2,000)
Income tax expense (benefit)	(130)	(35)	4	(420)

Income (loss) from continuing operations	(957)	503	(34)	(1,580)
Income from discontinued operations, net of tax	280	445	457	87

Net income (loss)	$(677)	$948	$423	$(1,493)

Basic:
Income (loss) from continuing operations	$(.11)	$.06	$—	$(.19)
Discontinued operations	.03	.05	.05	.01

Net income (loss)	$(.08)	$.11	$.05	$(.18)

Weighted average common shares outstanding	8,454	8,460	8,460	8,490

Diluted:
Income (loss) from continuing operations	$(.11)	$.06	$—	$(.19)
Discontinued operations	.03	.05	.05	.01

Net income (loss)	$(.08)	$.11	$.05	$(.18)

Weighted average common shares outstanding	8,454	8,493	8,479	8,490

(1)	Represents a before-tax charge in connection with a severance agreement for a former executive.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charge to			Balance
	beginning	costs and			at end of
Description	of period	expenses	Deductions		period

Year ended December 31, 2006:
Allowance for doubtful accounts	$811	$134	$398	(1)	$547
Inventory reserves	865	75	373	(1)	567
Deferred tax valuation allowance	5,181	1,150			6,331

	$6,857	$1,359	$771		$7,445

Year ended December 31, 2005:
Allowance for doubtful accounts	$727	$181	$97		$811
Inventory reserves	929	127	191		865
Deferred tax valuation allowance	4,903	278			5,181

	$6,559	$586	$288		$6,857

Year ended December 31, 2004:
Allowance for doubtful accounts	$936	$114	$323		$727
Inventory reserves	871	229	171		929
Deferred tax valuation allowance	3,353	1,550			4,903

	$5,160	$1,893	$494		$6,559

(1)	Amount includes balances related to the discontinued operations of J. W. Miller.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonability likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a) Directors: The information required by Item 10 with respect to Directors will appear in the Proxy Statement for the 2007 Annual Meeting of Shareholders and is hereby incorporated by reference.

(b) Executive Officers: The information required by Item 10 with respect to Executive Officers will appear in the Proxy Statement for the 2007 Annual Meeting of Shareholders and is hereby incorporated by reference.

(c) Code of Ethics: Our code of Ethics, as required by Item 406 of Regulation S-K under the Securities Act of 1933, as amended, is available, without charge, upon written request sent to Bell Industries, Inc., Attention Secretary, at the address set forth on the cover page of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by Item 11 will appear in the Proxy Statement for the 2007 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 will appear in the Proxy Statement for the 2007 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 will appear in the Proxy Statement for the 2007 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will appear in the Proxy Statement for the 2007 Annual Meeting of Shareholders and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)1.  Financial Statements:

The Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms are included under Item 8 of this Annual Report on Form 10-K.

2.  Financial Statement Schedule:

The Financial Statement Schedule listed in the Index to Financial Statements included under Item 8 is filed as part of this Annual Report on Form 10-K.

3.  Exhibits:

Number		Exhibit Title

2	.	Agreement and Plan of Merger, dated as of November 26, 1996 among Registrant, ME Acquisitions, Inc., and Milgray Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Form 8-K dated January 7, 1997.
3	.	The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant’s Form 8-B dated March 22, 1995, as amended.
4	.	The Specimen of Registrant’s Common Stock certificates is incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant’s Form 8-B filed January 15, 1980.

Number		Exhibit Title

10	.a.	The 1993 Employees’ Stock Purchase Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993.
b	.	Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-B dated March 22, 1995, as amended.
c	.	Non-Employee Directors’ Stock Option Plan, as revised is, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K dated December 31, 1995.
d	.	Form of Stock Option Agreement between the Registrant and Non-employee Directors is incorporated by reference to Exhibit 10.m to Registrant’s Form 10-K dated December 31, 1995.
e	.	1997 Deferred Compensation Plan dated August 27, 1997 is incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 dated August 28, 1997.
f	.	The Agreement of Purchase and Sale dated October 1, 1998 between Bell Industries, Inc. and Arrow Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, event date October 1, 1998.
g	.	The Bell Industries, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit 99. of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001.
h	.	Agreement for Wholesale Financing dated as of May 11, 2001 between the Registrant and Deutsche Financial Services Corporation is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001.
i	.	Amended and Restated Agreement for Wholesale Financing dated as of July 18, 2002 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.r of the Registrant’s Annual Report on Form 10-K dated December 31, 2004.
j	.	The Severance Agreement between the Registrant and Russell A. Doll dated as of December 1, 2003 is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2004.
k	.	Amendment to Agreement for Wholesale financing dated as of December 12, 2003 between the Registrant and GE Commercial Distribution Finance Corporation (formerly known as Deutsche Financial Corporation) is incorporated by reference to Exhibit 10.v of the Registrant’s Annual Report on Form 10-K dated December 31, 2004.
l	.	Letter Agreement dated as of May 11, 2004 between the Registrant and IBM Credit LLC (formerly IBM Credit Corporation) is incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2004.
m	.	The Employment Agreement between the Registrant and John A. Fellows dated as of September 30, 2005 is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated October 4, 2005.
n	.	The Asset Purchase Agreement by and between the Registrant and Bourns, Inc. is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 28, 2006.
o	.	The Asset Purchase Agreement between SkyTel Corp. and the Registrant is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 10, 2006.
p	.	The Amendment No. 1 to the Asset Purchase Agreement between SkyTel Corp. and the Registrant is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 16, 2006.
q	.	The Employment Letter between the Registrant and Kevin Thimjon dated as of January 5, 2007 is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 5, 2007.
r	.	The Release and Amended Employment Agreement between the Registrant and Mitchell I. Rosen dated as of January 5, 2007 is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated January 5, 2007.
s	.	Credit Agreement, dated as of January 31, 2007 between the Registrant and Wells Fargo Foothill, Inc. is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2007.

Number	Exhibit Title

t .	$10,000,000 Amended and Restated Convertible Promissory Note, dated March 12, 2007 issued by the Registrant to Newcastle Partners, L.P. is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 12, 2007.
u .	Purchase Agreement, dated as of January 31, 2007 between the Registrant and Newcastle Partners, L.P. is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2007.
v .	Security Agreement, dated as of January 31, 2007 between the Registrant and Wells Fargo Foothill, Inc. is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated January 31, 2007.
w .	Security Agreement, dated as of March 12, 2007 between the Registrant and Newcastle Partners, L.P. is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated March 12, 2007.
x .	Registration Rights Agreement, dated as of January 31, 2007 between the Registrant and Newcastle Partners, L.P. is incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated January 31, 2007.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of John A. Fellows, Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin J. Thimjon, Chief Financial Officer of Registrant, pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John A. Fellows, Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Kevin J.Thimjon, Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bell Industries, Inc.

By:	/s/ John A. Fellows
John A. Fellows
President and Chief Executive Officer

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Mark E. Schwarz Mark E. Schwarz	Director and Chairman of the Board

/s/ John A. Fellows John A. Fellows	President and Chief Executive Officer (Principal Executive Officer) Director

/s/ Kevin J. Thimjon Kevin J. Thimjon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Clinton J. Coleman Clinton J. Coleman	Director

/s/ L. James Lawson L. James Lawson	Director

/s/ Michael R. Parks Michael R. Parks	Director

EXHIBIT INDEX

Exhibit
Number		Description

2	.	Agreement and Plan of Merger, dated as of November 26, 1996 among Registrant, ME Acquisitions, Inc., and Milgray Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Form 8-K dated January 7, 1997. (*)
3	.	The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant’s Form 8-B dated March 22, 1995, as amended. (*)
4	.	The Specimen of Registrant’s Common Stock certificates is incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant’s Form 8-B filed January 15, 1980. (*)
10	.a.	The 1993 Employees’ Stock Purchase Plan is incorporated by reference to Exhibit A of Registrant’s definitive Proxy Statement (File No. 1-7899) filed in connection with the Annual Meeting of Shareholders held November 2, 1993. (*)
b	.	Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-B dated March 22, 1995, as amended. (*)
c	.	Non-Employee Directors’ Stock Option Plan, as revised is, incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-K dated December 31, 1995. (*)
d	.	Form of Stock Option Agreement between the Registrant and Non-employee Directors is incorporated by reference to Exhibit 10.m to Registrant’s Form 10-K dated December 31, 1995.(*)
e	.	1997 Deferred Compensation Plan dated August 27, 1997 is incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 dated August 28, 1997. (*)
f	.	The Agreement of Purchase and Sale dated October 1, 1998 between Bell Industries, Inc. and Arrow Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K, event date October 1, 1998. (*)
g	.	Agreement for Wholesale Financing dated as of May 11, 2001 between the Registrant and Deutsche Financial Services Corporation is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001. (*)
h	.	The Bell Industries, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit 99. of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001. (*)
i	.	Amended and Restated Agreement for Wholesale Financing dated as of July 18, 2002 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.r of the Registrant’s Annual Report on Form 10-K dated December 31, 2004. (*)
j	.	The Severance Agreement between the Registrant and Russell A. Doll dated as of December 1, 2003 is incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2004. (*)
k	.	Amendment to Agreement for Wholesale financing dated as of December 12, 2003 between the Registrant and GE Commercial Distribution Finance Corporation (formerly known as Deutsche Financial Corporation) is incorporated by reference to Exhibit 10.v of the Registrant’s Annual Report on Form 10-K dated December 31, 2004. (*)
l	.	Letter Agreement dated as of May 11, 2004 between the Registrant and IBM Credit LLC (formerly IBM Credit Corporation) is incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2004. (*)
m	.	The Employment Agreement between the Registrant and John A. Fellows dated as of September 30, 2005 is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated October 4, 2005. (*)
n	.	The Asset Purchase Agreement by and between the Registrant and Bourns, Inc. is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 28, 2006. (*)
o	.	The Asset Purchase Agreement between SkyTel Corp. and the Registrant is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 10, 2006. (*)

Exhibit
Number		Description

p	.	The Amendment No. 1 to the Asset Purchase Agreement between SkyTel Corp. and the Registrant is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 16, 2006. (*)
q	.	The Employment Letter between the Registrant and Kevin Thimjon dated as of January 5, 2007 is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 5, 2007. (*)
r	.	The Release and Amended Employment Agreement between the Registrant and Mitchell I. Rosen dated as of January 5, 2007 is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated January 5, 2007. (*)
s	.	Credit Agreement, dated as of January 31, 2007 between the Registrant and Wells Fargo Foothill, Inc. is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2007. (*)
t	.	$10,000,000 Amended and Restated Convertible Promissory Note, dated March 12, 2007 issued by the Registrant to Newcastle Partners, L.P. is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 12, 2007. (*)
u	.	Purchase Agreement, dated as of January 31, 2007 between the Registrant and Newcastle Partners, L.P. is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2007. (*)
v	.	Security Agreement, dated as of January 31, 2007 between the Registrant and Wells Fargo Foothill, Inc. is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated January 31, 2007. (*)
w	.	Security Agreement, dated as of March 12, 2007 between the Registrant and Newcastle Partners, L.P. is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated March 12, 2007. (*)
x	.	Registration Rights Agreement, dated as of January 31, 2007 between the Registrant and Newcastle Partners, L.P. is incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated January 31, 2007. (*)
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
23.2		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of John A. Fellows, Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Kevin J. Thimjon, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of John A. Fellows, Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Kevin J. Thimjon, Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Incorporated by reference.