Form 10-Q
period 2007-03-31
BELL INDUSTRIES INC /NEW/
filed 2007-05-15
CIK 945489

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 1-11471
Bell Industries, Inc.
(Exact name of Registrant as specified in its charter)

California	95- 2039211

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8888 Keystone Crossing, Suite 1700, Indianapolis, Indiana	46240

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (317) 704-6000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐     No ☑
     As of the close of business on May 10, 2007, there were 8,618,224 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended
	March 31
	2007	2006
Net revenues:
Products	$19,355	$17,093
Services	26,841	7,870

Total net revenues	46,196	24,963

Costs and expenses:
Cost of products sold	16,327	13,690
Cost of services provided	17,839	6,657
Selling, general and administrative expenses	15,119	6,534
Interest expense (income), net	371	(75)
Gain on sale of assets	(1,976)

Total costs and expenses	47,680	26,806

Loss from continuing operations before income taxes	(1,484)	(1,843)
Income tax expense (benefit)	23	(168)

Loss from continuing operations	(1,507)	(1,675)

Income from discontinued operations, net of tax		355

Net loss	$(1,507)	$(1,320)

Share and per share data:
Basic and diluted
Loss from continuing operations	$(.18)	$(.20)

Income from discontinued operations, net of tax		.04

Net loss	$(.18)	$(.16)

Weighted average common shares outstanding	8,600	8,563

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31	December 31
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,150	$3,637
Accounts receivable, less allowance for doubtful accounts of $1,176 and $547	33,323	16,835
Inventories	10,330	9,548
Prepaid expenses and other	6,486	2,761

Total current assets	51,289	32,781

Fixed assets, net of accumulated depreciation of $14,870 and $14,113	26,878	3,553
Intangible assets, net of accumulated amortization of $150	5,469
Other assets	2,165	1,641
Acquisition deposit		3,450
Acquisition related costs		1,689

Total assets	$85,801	$43,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Floor plan payables	$359	$213
Accounts payable	17,571	12,419
Payable to seller	7,385
Deferred revenue	7,319
Accrued payroll	4,358	1,922
Accrued other liabilities	10,685	6,684

Total current liabilities	47,677	21,238

Revolving credit facility	3,994
Convertible note	8,348
Other long-term liabilities	7,644	3,622

Total liabilities	67,663	24,860

Commitments and contingencies
Shareholders’ equity:
Preferred stock
Authorized — 1,000,000 shares, outstanding — none
Common stock
Authorized — 35,000,000 shares, outstanding — 8,618,224 and 8,593,224 shares	34,659	33,400
Accumulated deficit	(16,796)	(15,421)
Accumulated other comprehensive income	275	275

Total shareholders’ equity	18,138	18,254

Total liabilities and shareholders’ equity	$85,801	$43,114

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31
	2007	2006
Cash flows from operating activities:
Net loss	$(1,507)	$(1,320)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax		(355)
Gain on sale of assets	(1,976)
Depreciation, amortization and accretion	1,467	565
Stock-based compensation	118
Non-cash interest expense	183
Provision for losses on accounts receivable, net	(79)	18
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(1,851)	(2,653)
Inventories	885	(65)
Accounts payable	4,597	984
Accrued payroll	1,507	755
Accrued liabilities and other	944	(216)

Net cash provided by (used in) operating activities for continuing operations	4,288	(2,287)
Net cash provided by operating activities for discontinued operations		240

Net cash provided by (used in) operating activities	4,288	(2,047)

Cash flows from investing activities:
Purchases of fixed assets and other	(706)	(2)
Purchase of business, and related costs	(21,409)
Proceeds from sale of assets	2,016

Net cash used in investing activities	(20,099)	(2)

Cash flows from financing activities:
Net borrowings under revolving credit facility	3,994
Proceeds from issuance of convertible note	10,000
Debt acquisition costs	(810)
Net proceeds (payments) of floor plan payables	146	(37)
Employee stock plans	55	9
Principal payments on capital leases	(61)	(143)

Net cash provided by (used in) financing activities	13,324	(171)

Net decrease in cash and cash equivalents	(2,487)	(2,220)
Cash and cash equivalents at beginning of period	3,637	7,331

Cash and cash equivalents at end of period	$1,150	$5,111

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 – Accounting Principles
     The accompanying consolidated condensed financial statements of Bell Industries, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent registered public accounting firm, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2006 has been derived from audited financial statements, but does not include all disclosures required by GAAP.
     Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to guidelines of the Securities and Exchange Commission (the “SEC”). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate for a fair presentation, but the disclosures contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Note 2 – Recent Accounting Pronouncements
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The impact of adoption of FIN No. 48 is disclosed in Note 15 to these financial statements.

Note 3 – SkyTel Acquisition
     On January 31, 2007, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of SkyTel Corp. (“SkyTel”), an indirect subsidiary of Verizon Communications Inc. (“Verizon”), for a total purchase price of $23.0 million, plus a $7.4 million post closing adjustments paid to Verizon in April 2007, which is recorded in payable to seller on the Consolidated Condensed Balance Sheet, and approximately $4.3 million in deal costs. SkyTel, based in Clinton, Mississippi, is a provider of wireless data and messaging services including email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to Fortune 1000 and government customers throughout the United States.
     The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable, net	$14,557
Inventory	1,666
Prepaid expenses	3,202
Fixed assets	23,933
Intangible assets	5,619
Accrued exit costs	(2,621)
Accrued tower termination costs	(3,071)
Deferred revenue	(7,444)
Other payables and accrued liabilities	(1,150)

Net assets acquired	$34,691

     The amounts allocated to intangible assets are as follows (in thousands):

Trademarks	$1,958
Patents	1,535
Licenses	1,457
Customer relationships	669

Total intangible assets	$5,619

     The Company is continuing to evaluate the initial purchase price allocation and will adjust the allocations as additional information relative to the estimated integration costs of SkyTel and the fair market values of the assets and liabilities of the business become known.
     In connection with the acquisition, the Company assessed and formulated a plan related to the future integration of SkyTel. The Company accrued estimates for certain costs, related primarily to personnel reductions, tower lease reductions and facility closures, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to one year from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its exit plans with respect to its acquisition. Accrued liabilities associated with these exit activities are included in other accrued liabilities in the Consolidated Condensed Balance Sheet.

     The unaudited pro forma information for the periods set forth below gives effect to the SkyTel acquisition as if it had occurred on January 1, 2006. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have occurred had the acquisition been consummated at that time or of results in the future (in thousands, except per share amounts):

	Three months ended March 31
	2007	2006
Net revenues	$54,458	$57,362
Loss from continuing operations	(1,316)	(1,130)
Net loss	(1,316)	(775)
Basic and diluted earnings per share	(.15)	(.09)
Note 4- Summary of Accounting Policies
     Note 1 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2006 includes a summary of the accounting policies for the Company’s Technology Solutions and Recreational Products business segments. The accounting policies for each of those two segments have not changed from what was previously disclosed. A summary of the distinct accounting policies for SkyTel follows:
Accounts Receivable
     The Company extends trade credit to its customers for wireless services. Service to customers is generally suspended if payment has not been received within approximately 60 days of billing. Once service is suspended, accounts are subject to internal collection activities. Service to customers is generally disconnected if payment has not been received within approximately 90 days of billing. Once service is disconnected, accounts are subject to external collection activities. The Company records two allowances against its gross accounts receivable balance; an allowance for doubtful accounts; and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of selling and administrative expense and a reduction of revenue, respectively. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current and forecasted trends and a percentage of the accounts receivable aging categories. The allowance for service credits and related provisions is based on historical credit percentages, current credit and aging trends and actual credit experience.
Inventory
     Inventory is carried at the lower of cost or fair market value based on a weighted average cost basis.
Property and Equipment
     Property and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

Paging network equipment	7 years
Furniture, fixtures and other	5 years
     The Company calculates depreciation on messaging devices deployed as rental units using the straight-line group life method over a period of one year.
Intangible Assets
     Intangible assets are carried at cost and amortized over their estimated useful lives. All of the Company’s intangible assets are subject to amortization.
     Licenses — SkyTel owns rights to domestic wireless licenses that provide its wireless operations with the exclusive right to utilize designated radio frequency spectrum to provide wireless communication services. Licenses are issued for a fixed time period, generally ten years, and are subject to renewal by the Federal Communications Commission (“FCC”). The licenses are amortized on a straight-line basis over a period of five years.

     Trademarks — The Company utilizes trademarks for SkyTel, SkyGuard and FleetHAWK. The trademarks are amortized on a straight line basis over a period of ten years.
     Patents — The Company owns the rights to patents on certain technology used in the provisioning of its wireless services. The patents are amortized on a straight line basis over a period of six to fourteen years depending on the lives of the underlying patents.
     Customer Relationships — Customer relationships are amortized over a period of five years on a straight line basis.
Revenue Recognition
     Revenue consists primarily of monthly service and device rental fees charged to customers on a monthly, quarterly, semi-annual or annual basis. Revenue also includes the sale of devices directly to customers and other companies that resell the Company’s services. The Company recognizes service revenue over the period the service is performed and revenue from product sales is recognized at the time of shipment. The Company has a variety of billing arrangements with its customers resulting in deferred revenue for advance billing and accounts receivable for in-arrears arrangements.
     SkyTel’s customers may subscribe to services for a monthly service fee which is generally based upon the type of service provided, the geographic area covered, the number of devices provided to the customer and the period of commitment. Equipment loss and maintenance protection may be added to services for an additional monthly fee. Equipment loss protection allows subscribers who rent devices to limit their cost of replacement upon loss or destruction of a messaging device. Maintenance services are offered to subscribers who own their devices.
Sales and Use Taxes
     Sales and use taxes imposed on the ultimate consumer are excluded from revenue where the Company is required by law or regulation to act as collection agent for the taxing jurisdiction.
Universal Service Fund
     The FCC also has a body of rules implementing the universal service provisions of the Telecommunications Act of 1996, including rules governing support to rural and non-rural high-cost areas, support for low income subscribers, and support for schools, libraries and rural health care. The Company passes through the cost to subscribers with the amount collected from customers recorded in revenue and the amount remitted recorded as expense.
Note 5 – Sale of J.W. Miller Division
     On April 28, 2006, the Company completed the sale of substantially all of the assets of the Company’s J. W. Miller division to Bourns, Inc. pursuant to an Asset Purchase Agreement (the “JWM Agreement”). Pursuant to the JWM Agreement, the Company received $8.5 million in cash at the closing in April 2006 and approximately $0.2 million in July 2006 attributable to post closing adjustments. The sale resulted in a gain of approximately $6.1 million ($4.0 million net of tax). The results of the J. W. Miller division have been classified as discontinued operations in the accompanying financial statements. For the three months ended March 31, 2006, the J.W. Miller division had sales of approximately $2.2 million.

Note 6 – Sale of Asset
     During February 2007, the Company completed the sale of a building. The carrying value of this property was not material as of December 31, 2006. The net proceeds from this sale totaled approximately $2.0 million, and the gain on disposition is included in gain on sale of assets in the Consolidated Condensed Statements of Operations.
Note 7 – Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.
Note 8 – Shipping and Handling Costs
     Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $850,000 and $700,000 during the three months ended March 31, 2007 and 2006, respectively. These costs are included within selling and administrative expenses in the Consolidated Condensed Statements of Operations.
Note 9 – Floor Plan Arrangements
     The Company finances certain inventory purchases through floor plan arrangements with two finance companies. At March 31, 2007 and December 31, 2006, the Company had outstanding floor plan obligations of $359,000 and $213,000, respectively.
Note 10 – Accrued Liabilities
     The Company accrues for liabilities associated with disposed businesses, including amounts related to legal, environmental and contractual matters. In connection with these matters, the recorded liabilities include an estimate of legal fees to be incurred. These legal fees are charged against the recorded liability when incurred. Accrued liabilities include approximately $4.0 million and $4.2 million of amounts attributable to disposed businesses at March 31, 2007 and December 31, 2006, respectively.
Note 11 – Asset Retirement Obligations
     The Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) as a result of the SkyTel acquisition. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. The Company has network assets, principally transmitters and receivers that are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists. The Company recognized long-term cumulative asset retirement obligations of $3.1 million as of January 31, 2007, which were recorded as a liability assumed in purchase accounting. The related tower assets were recorded at their appraised value as described in the SkyTel acquisition footnote (Note 3).
     The long-term cost associated with the original assessment is discounted at a credit adjusted risk free interest rate of 10% to calculate the present value of the asset retirement obligation. The Company believes that the $3.1 million and 10% interest rate used are reasonable at the present time and have been established based on an estimate of the removal and repair costs and assumptions regarding the number of tower leases to be terminated in future periods.
     The components of the changes in the asset retirement obligation balances since the SkyTel acquisition are as follows (in thousands):

For the period ended
March 31, 2007
Balance at January 31, 2007	$3,071
Accretion	42

Balance at March 31, 2007	$3,113

     The asset retirement obligation is recorded as a component of other long term liabilities on the consolidated condensed balance sheet.
Note 12 – Long Term Debt
     On January 31, 2007, the Company secured financing to complete the SkyTel acquisition by entering into (i) a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc. (“WFF”), as administrative agent, pursuant to which WFF provided the Company with a revolving line of credit with a maximum credit amount of $30 million (the “Revolving Credit Facility”); and (ii) a purchase agreement with Newcastle Partners, L.P. (“Newcastle”) pursuant to which the Company issued and sold in a private placement to Newcastle a convertible subordinated pay-in-kind promissory note (the “Convertible Note”) in the principal amount of $10 million.
Revolving Credit Facility
     Pursuant to the Credit Agreement, the Company borrowed approximately $10.3 million in the form of an initial advance under a the Revolving Credit Facility (the “Initial Advance”). The proceeds of the Initial Advance, together with existing cash on hand and the funds received pursuant to the sale of the Convertible Note, were used to finance the acquisition of SkyTel as well as related fees and expenses. Additional advances under the Revolving Credit Facility (collectively, the “Advances”) will be available to the Company, up to the aggregate $30 million credit limit, subject to restrictions based on the Borrowing Base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the rate of interest per annum announced from time to time by WFF as its prime rate in effect at it principal office in San Francisco, California, plus a 0.75% margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus a 2.25% margin. The Advances made under the Credit Agreement are repayable in full on January 31, 2012. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. In connection with the Credit Agreement, on January 31, 2007, the Company entered into a security agreement with WFF, pursuant to which the Company granted WFF a security interest in and a lien against certain assets of the Company. As of March 31, 2007, $4.0 million ($3.0 million in LIBOR rate loans at an annual interest rate of 7.57% and $1.0 million in base rate loans at an annual interest rate of 9.0%) was outstanding under the Revolving Credit Facility.
Convertible Note
     The outstanding principal balance and/or accrued but unpaid interest on the Convertible Note is convertible at any time by Newcastle into shares of common stock of the Company at a conversion price of $3.81 per share, subject to adjustment (the “Conversion Price”). The Convertible Note accrues interest at 8%, subject to adjustment in certain circumstances, which interest accretes as principal on the Convertible Note as of each quarterly interest payment date beginning March 31, 2007. The Company also has the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Convertible Note in cash at a higher interest rate following the first anniversary if the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price ($7.62 per share). The Convertible Note matures on January 31, 2017. The Company has the right to force conversion of the Convertible Note at an amount equal to 105% of outstanding principal following the third anniversary of the issuance of the convertible Note so long as a weighted average market price of the Company’s common stock is greater than 150% of the Conversion Price ($5.72 per share). In connection with the purchase of the Convertible Note, the Company and Newcastle also entered into a registration rights agreement pursuant to which Newcastle was granted demand and piggyback registration rights in respect of shares of common stock that may be issued under the Convertible Note. In March 2007, the Company granted Newcastle a second priority lien in certain assets of the Company in order to secure the obligations under the Convertible Note.

     As this debt is convertible at the option of Newcastle at a beneficial conversion rate of $3.81 per share (closing market price of the Company’s common stock as of January 31, 2007 was $4.49 per share), the embedded beneficial conversion feature is recorded as a debt discount with the credit charged to shareholders equity net of tax and amortized using the effective interest method over the life of the debt in accordance with Emerging Issue Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” A summary of the initial recording of the debt and debt discount and activity through March 31, 2007 follows (in thousands):

Convertible note at January 31, 2007	$10,000
Beneficial conversion feature	(1,781)
Accrued interest	129

Convertible note at March 31, 2007	$8,348

Interest expense recorded on the Convertible Note, including amortization of debt discount, totaled $156,000 during the quarter ended March 31, 2007.
Note 13 – Stock-Based Compensation
     The Company maintains the 2001 Stock Option Plan (“2001 Plan”) which provides for the issuance of common stock to be available for purchase by employees and by non-employee directors of the Company. Under the 2001 Plan, incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted. Options outstanding have terms of between five and ten years, vest over a period of up to four years and may be issued at a price equal to or greater than fair value of the shares on the date of grant.
     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) using the modified prospective transition method and, as a result did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and expense related to all stock options granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004). Stock-based compensation expense totaled $118,000 and $5,000 for the three months ended March 31, 2007 and 2006, respectively.
     The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years. The weighted average fair value at the grant date for options issued during the three months ended March 31, 2007 was $1.44 per option. The fair value of options at the date of grant was estimated using the following assumptions during the three months ended March 31, 2007: (a) no dividend yield on the Company’s stock, (b) expected stock price volatility of approximately 38%, (c) a risk-free interest rate of approximately 4.7%, and (d) an expected option term of 6 years. No options were granted during the three months ended March 31, 2006.
     The expected term of the options granted in 2007 is calculated using the simplified method as prescribed by Staff Accounting Bulletin No. 107. The expected term for each option grant represents the vesting term plus the original contract term divided by two. For 2007, expected stock price volatility represent the one year historical annualized volatility calculated using weekly closing market prices for the Company’s common stock. The risk-free interest rate is based on the five year U.S. Treasury yield at the date of grant. The Company has not paid dividends in the past and does not currently anticipate paying any dividends in the near future.

     The following summarizes stock option activity during the three months ended March 31, 2007:

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual term	Aggregate
	Shares	price	(in years)	intrinsic value
Outstanding at December 31, 2006	1,933,000	$4.29
Granted	125,000	5.13
Exercised	(25,000)	2.26
Canceled or expired	(8,000)	2.58

Outstanding at March 31, 2007	2,025,000	$4.37	8.3	$2,418,000

Exercisable at March 31, 2007	804,600	$4.29	7.2	$1,014,000

     The following summarizes non-vested stock options as of December 31, 2006 and changes for the three months ended March 31, 2007:

		Weighted
		average
		grant date
	Shares	fair value
Non vested at December 31, 2006	1,152,400	$.90
Granted	125,000	1.44
Vested	(49,000)	1.00
Canceled	(8,000)	1.03

Non vested at March 31, 2007	1,220,400	$.95

     The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was approximately $66,000 and $2,000, respectively. The total fair value of shares vesting during the three months ended March 31, 2007 and 2006 was approximately $49,000 and $0, respectively. As of March 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.1 million, which is expected to be recognized over a weighted average period of approximately 1.7 years. As of March 31, 2007, there were 223,000 shares of common stock available for issuance of future stock option grants under the 2001Plan.
     Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”), 750,000 shares were authorized for issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At March 31, 2007, 419,450 shares were available for future issuance under the ESPP.
Note 14 – Per Share Data
     Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and convertible debt. The weighted average number of common shares outstanding for each of the three month periods ended March 31, 2007 and 2006 is set forth in the following table (in thousands):

	Three months ended
	March 31
	2007	2006
Basic weighted average shares outstanding	8,600	8,563
Potentially dilutive stock options and convertible debt	3,026	25
Anti-dilutive due to net loss in period	(3,026)	(25)

Diluted weighted average shares outstanding	8,600	8,563

     For the three month periods ended March 31, 2007 and 2006, the number of stock option shares not included in the table above, because the impact would have been anti-dilutive based on the exercise price, totaled 610,000 and 120,000, respectively.
Note 15 – Income Taxes
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of implementation, the Company recognized a $132,000 decrease in the liability for unrecognized tax benefits, which has been accounted for as a reduction in accumulated deficit. As of March 31, 2007 and January 1, 2007, the Company had $367,000 and $358,000 of unrecognized tax benefits, respectively, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest related to uncertain tax positions as of March 31, 2007 and January 1, 2007 was $98,000 and $89,000, respectively. Tax years 2002 through 2006 remain open to examination by major taxing jurisdictions to which we the Company is subject.
Note 16 – Shareholders’ Equity
The changes to shareholders’ equity during the three months ended March 31, 2007 are as follows (in thousands):

Shareholders equity at December 31, 2006	$18,254
Net loss	(1,507)
Cumulative effect of FIN No. 48 adoption	132
Stock option exercises	55
Stock based compensation	118
Beneficial conversion feature, net of tax	1,086

Shareholders’ equity at March 31, 2007	$18,138

Note 17 – Environmental Matters
     Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1998, at a former leased facility site of the Company’s Electronics circuit board manufacturer (“ESD”). The ESD business was closed in the early 1990s. At March 31 2007 and December 31, 2006, ESD estimated future remediation and related costs totaled approximately $2.6 million and $2.9 million, respectively. At March 31, 2007, approximately $1.6 million (estimated current portion) is included in accrued liabilities and $1.0 million (estimated non-current portion) is included in other long term liabilities in the Consolidated Condensed Balance Sheets. At March 31, 2007 and December 31, 2006, the estimated future amounts to be recovered from insurance totaled $1.9 million and $2.2 million, respectively. At March 31, 2007, approximately $1.9 million (estimated current portion) is included in prepaid expenses and other.
Note 18 – Litigation
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
Note 19 – Business Segment Information
     The Company operates in three reportable business segments: Technology Solutions, a provider of integrated technology solutions, Recreational Products, a wholesale distributor of aftermarket parts and accessories for the recreational vehicles and other leisure-related vehicle market (including marine, snowmobile, cycle and ATV) and, as of January 31, 2007, SkyTel, a provider of wireless data and messaging services, including email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging
     The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended
	March 31
	2007	2006
Net revenues:
Technology Solutions
Products	$8,683	$6,436
Services	10,190	7,870

	18,873	14,306
SkyTel	16,651
Recreational Products	10,672	10,657

Total net revenues	$46,196	$24,963

Operating income (loss):
Technology Solutions	$(1,050)	$(818)
SkyTel	703
Recreational Products	(378)	260
Corporate costs	(2,364)	(1,360)

Total operating loss	(3,089)	(1,918)

Gain on sale of assets	(1,976)
Interest expense (income), net.	371	(75)
Income tax expense (benefit)	23	(168)

Loss from continuing operations	$(1,507)	$(1,675)

     Certain reclassifications within the segments have been made to prior year to conform to current year presentation.

Note 20 – Related Party Transactions
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of financial condition and results of operations of the Company should be read in conjunction with, and is qualified in its entirety by, the consolidated condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and within other filings with the SEC. This discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements that we make in this Quarterly Report are set forth below, are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and are set forth in other reports or documents that we file from time to time with the SEC. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
Critical Accounting Policies
     In the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the critical accounting policies were identified which affect the more significant estimates and assumptions used in preparing the consolidated financial statements. These policies have not changed from those previously disclosed other than the following new policy associated with the amortization of intangible assets.
     Intangible assets resulting from the SkyTel acquisition were estimated by management based on the fair value of assets received and appraisals received from a third party. These include licenses, trademarks, patents and customer relationships. Intangible assets are amortized over the estimated useful ranging from five to fourteen years on a straight-line basis.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.
     In June 2006, the FASB issued FIN No. 48, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of implementation, the Company recognized a $132,000 decrease in the liability for unrecognized tax benefits, which has been accounted for as a reduction to accumulated deficit.
Results of Operations
     The Company has provided a summary of its consolidated operating results below, followed by an overview of its business segment performance.
Net revenues
     Net revenues were $46.2 million in the first quarter of 2007 as compared to $25.0 million in the first quarter of 2006, representing an increase of $21.2 million or 85.1%. The increase is primarily the result of the acquisition of SkyTel on January 31, 2007, which had revenue of $16.7 million for the two months SkyTel was included in the Company’s first quarter 2007 results and an increase in revenues in the Technology Solutions segment of $4.6 million during the first quarter of 2007.
Gross profit
     Gross profit was $12.0 million, or 26.0% of net revenues, in the first quarter of 2007, compared to $4.6 million, or 18.5% of net revenues, in the first quarter of 2006. The increases are primarily the result of the acquisition of SkyTel on January 31, 2007, which had gross profit of $5.7 million, or 34.4% of net revenues, for the two months SkyTel was included in the Company’s first quarter 2007 results, and an increase in gross profit in the Technology Solutions segment of $1.6 million during the first quarter of 2007, partially offset by declines in gross profit dollars and as a percentage of net revenues in the Recreational Products segment in the first quarter of 2007.
Selling, general and administrative expenses
     Selling, general and administrative expenses (“SG&A”) were $15.1 million, or 32.7% of net revenues, in the first quarter of 2007, compared to $6.5 million, or 26.2% of net revenues, in the first quarter of 2006. The increases are primarily the result of the acquisition of SkyTel on January 31, 2007, which had SG&A of $5.1 million, or 30.6% of net revenues, for the two months SkyTel was included in the Company’s first quarter 2007 results, and increases in SG&A of $1.4 million in the Technology Solutions segment, $836,000 in the Corporate segment and $216,000 in the Recreational Products segment during the first quarter of 2007.
Interest and other, net
     Net interest expense was $371,000 in the first quarter of 2007 compared to net interest income of $75,000 in the first quarter of 2006. The increase in net interest expense is the result of the outstanding balances under the revolving credit facility and convertible note. This debt was issued to provide the majority of the funding for the acquisition of SkyTel on January 31, 2007. The interest income earned in the first quarter of 2006 was attributable to earnings on cash and cash equivalents held during the period. The gain on sale of assets of $2.0 million related to the sale of a company owned facility in the first quarter of 2007.

Income taxes
     Income tax expense was $23,000 in the first quarter of 2007 compared to an income tax benefit of $168,000 in the first quarter of 2006. The income tax expense in the first quarter of 2007 primarily relates to state income taxes. The income tax benefit in the first quarter of 2006 includes a benefit totaling $183,000 related to the discontinued operations of the J.W. Miller division, partially offset by a provision for state income taxes of $15,000. This benefit is offset by the recording of income tax expense of $183,000 in the first quarter of 2006 related to income from discontinued operations. As of March 31, 2007, the Company continues to record a full valuation allowance against net deferred tax asset balances.
Discontinued operations
     In April 2006, the Company sold its J. W. Miller division. Accordingly, the results of the J. W. Miller division have been classified as discontinued operations in the accompanying financial statements. Income from discontinued operations, net of taxes, totaled $355,000 during the first quarter of 2006.
Business Segment Results
     The Company operates in three reportable business segments: Technology Solutions, a provider of integrated technology solutions, Recreational Products, a wholesale distributor of aftermarket parts and accessories for the recreational vehicles and other leisure-related vehicle market (including marine, snowmobile, cycle and ATV) and, as of January 31, 2007, SkyTel, a provider of wireless data and messaging services, including email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging. The company also separately records expenses related to corporate overhead which supports the business lines. Note 19 to Consolidated Condensed Financial Statements includes a tabular summary of results of operations by business segment for the three month periods ended March 31, 2007 and 2006.
Technology Solutions: Technology Solutions revenues of $18.9 million for the three months ended March 31, 2007 represented a 31.9% increase from the $14.3 million in the first quarter of 2006. Product revenues of $8.7 million for the three months ended March 31, 2007 represented a 34.9% increase from the $6.4 million in the first quarter of 2006. The increase in product revenue is the result of several high dollar, low gross profit product sales during the first quarter of 2007. Service revenues of $10.2 million for the three months ended March 31, 2007 represented a 29.5% increase from the $7.9 million in the first quarter of 2006. The service revenue increase is primarily attributable to $3.1 million in sales related to a new customer relationship management engagement that commenced in the summer of 2006, partially offset by the loss of revenues related to the termination of an unprofitable repair depot project at the end of 2006.
     Technology Solutions segment operating loss totaled $1.1 million for the three months ended March 31, 2007 compared to an operating loss of $818,000 in the first quarter of 2006. The increased operating loss can be attributed to a decline in product gross profit, operating losses from the new customer relationship management engagement and increased product and services selling and administrative costs, partially offset by the elimination of, in the first quarter of 2007, losses associated with a depot services contract with a large printer manufacturer that was terminated at the end of 2006. The decrease in product gross profit is attributable to a decline in higher margin licensing sales and agency fees and an increase in lower margin component sales during the first quarter of 2007
SkyTel: SkyTel’s results are included in the Company’s results from January 31, 2007, the date the acquisition was completed. SkyTel’s revenues for the two months ended March 31, 2007 totaled $16.7 million. SkyTel’s segment operating income for the two months ended March 31, 2007 was $703,000. Depreciation, amortization, and accretion expense for the two months ended March 31, 2007 totaled $966,000.
Recreational Products: Recreational Products revenues of $10.67 million for the three month periods ended March 31, 2007 represented a .2% increase from the $10.66 million in the first quarter of 2006.
     Recreational Products segment operating loss totaled $378,000 for the three months ended March 31, 2007 compared to operating income of $260,000 in the first quarter of 2006. The decrease in operating income is primarily attributable to a decrease in gross margin from 24.3% in the first quarter of 2006 to 21.7% in the first quarter of 2007 on similar revenues and a $300,000 increase in selling, general and administrative expenses. The decline in gross margin is primarily the result of unfavorable product mix with a higher volume of low margin marine electronics sales and a lower volume of high margin snowmobile and recreational vehicle product sales. The increase in selling, general and administrative expenses is the result of costs associated with increased selling and administrative staff, increased freight costs and costs associated with the move to a new distribution facility in Milwaukee, Wisconsin.

Corporate: Corporate overhead costs of $2.4 million for the three months ended March 31, 2007 represents an increase of 73.8% from $1.4 million in the first quarter of 2006. The increase is the result of several factors including costs associated with the move of the corporate headquarters from Los Angeles to Indianapolis, additional corporate staff to support the larger organization after the completion of the SkyTel acquisition, increased travel costs associated with SkyTel acquisition integration activities and stock-based compensation expense recorded based on the adoption of SFAS No. 123 (revised 2004.)
Changes in Financial Condition
Liquidity and Capital Resources
     Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	March 31	December 31
	2007	2006
Cash and cash equivalents	$1,150	$3,637
Working capital	$3,612	$11,543
Current ratio	1.1	1.5
Debt to total capitalization	40.5%	0%
Shareholders’ equity per share	$2.11	$2.13
Days’ sales in receivables	57	58
Days’ sales in inventories	56	70
     On January 31, 2007, the Company secured financing to complete the SkyTel acquisition by entering into (i) a credit agreement with Wells Fargo Foothill, Inc. (”WFF”), as administrative agent, pursuant to which WFF provided the Company with a revolving credit facility with a maximum credit amount of $30 million (the “Revolving Credit Facility”); and (ii) a purchase agreement with Newcastle Partners, L.P. (“Newcastle”) pursuant to which the Company issued and sold in a private placement to Newcastle a convertible subordinated payment-in-kind note (the “Convertible Note”) in the principal amount of $10 million.
     During the three months ended March 31, 2007, net cash provided by operating activities was $4.3 million, primarily the result of increases in accounts payable, primarily at SkyTel, and accrued payroll, due to the timing of payroll, partially offset by an increase in accounts receivable due primarily to extended term billings at the Recreational Products Group which is customary in that industry during the winter months. Net cash used in investing activities was $20.1 million, primarily the result of the acquisition of SkyTel, partially offset by the sale of a building during the first quarter of 2007. Net cash provided by financing activities totaled $13.3 million, primarily the result of the proceeds received from the Revolving Credit Facility and the Convertible Note in conjunction with the acquisition of SkyTel.

     During the three months ended March 31, 2006, net cash used in operating activities totaled $2.0 million, which is primarily the result of an increase in accounts receivable due to extended term billings at the Recreational Products Group which is customary in that industry during the winter months. Net cash used in investing activities totaled $2,000. Net cash used in financing activities totaled $171,000, primarily related to principal payments on capital leases.
     As of March 31, 2007, the total debt outstanding was $14.1 million, consisting of $4.0 million outstanding under the Revolving Credit Facility and $10.1 million outstanding on the Convertible Note, prior to the accounting for the beneficial conversion feature. The Company’s ability to maintain an adequate amount of borrowing availability under its Revolving Credit Facility depends upon its ability to comply with the terms and conditions of the loan agreement and its ability to generate cash flows from operations. At March 31, 2007, the Company had $16.8 million available for future borrowings under the Revolving Credit Facility.
     Subsequent to March 31, 2007, the Company paid a $7.4 million purchase price adjustment related to the SkyTel acquisition, which was funded by the Revolving Credit Facility. As of May 11, 2007, the balance outstanding under the Revolving Credit Facility was $13.3 million and the Company had $7.7 million available for future borrowings under the Revolving Credit Facility.
     The Company is subject to certain financial covenants as a part of the Revolving Credit Facility including (i) achieving certain levels of earnings before taxes, interest, depreciation and amortization (“EBITDA”), as defined by the loan agreement with WFF; and (ii) complying with limitations on capital expenditures. However, if the Company’s availability under the Revolving Credit Facility remains above pre-determined levels, the above covenants are not tested.
     The Company believes that sufficient cash resources exist for the foreseeable future to support its operations and commitments through cash generated from operations and advances under the Revolving Credit Facility. Management continues to evaluate its options in regard to obtaining additional financing to support future growth.
Consolidated Balance Sheet
     The increase in certain accounts on the consolidated balance sheet are driven by the SkyTel acquisition described in Note 3 to the consolidated financial statements.
Off-Balance Sheet Arrangements
     The Company does not have any material off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
     Approximately $15 million in lease commitments were assumed in connection with the SkyTel acquisition. SkyTel has operating leases related to locations on radio towers and building rooftops for placing network equipment in service. The leases have terms ranging from one month to six years. Other than these new SkyTel leases, there have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on From 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates on variable rate debt. Under the Credit Agreement with WFF, advances bear interest based on WFF’s prime rate plus a margin or at LIBOR Rate plus a margin. Based on the Company’s average outstanding variable rate debt during the quarter ended March 31, 2007, a 1% increase in the variable rate would increase annual interest expense by approximately $70,000.
Item 4. Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Note — 18 to Consolidated Condensed Financial Statements, included in Part I of this report, is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes in the risk factors disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating. You should carefully consider the risks described in Company’s Annual Report on Form 10-K before deciding to invest in the Company’s common stock. In assessing these risks, you should also refer to the other information in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, including the Company’s financial statements and the related notes. Various statements in this Quarterly Report on Form 10-Q constitute forward-looking statements.
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

BELL INDUSTRIES, INC.
Dated: May 15, 2007	By:	/s/ John A. Fellows
John A. Fellows
President and Chief Executive Officer (authorized officer of registrant)

Dated: May 15, 2007	By:	/s/ Kevin J. Thimjon
Kevin J. Thimjon
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)