Form 10-Q
period 2007-06-30
BELL INDUSTRIES INC /NEW/
filed 2007-08-14
CIK 945489

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
     As of the close of business on August 13, 2007, there were 8,650,224 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues:
Products	$23,708	$24,302	$43,064	$41,395
Services	32,242	6,859	59,083	14,729

Total net revenues	55,950	31,161	102,147	56,124

Costs and expenses:
Cost of products sold	19,261	19,466	35,589	33,156
Cost of services provided	21,569	5,220	39,406	11,877
Selling, general and administrative expenses	19,316	7,481	34,438	14,015
Interest expense (income), net	624	(134)	994	(209)
Gain on sale of assets			(1,976)

Total costs and expenses	60,770	32,033	108,451	58,839

Loss from continuing operations before income taxes	(4,820)	(872)	(6,304)	(2,715)
Income tax expense (benefit)	8	(892)	31	(877)

Income (loss) from continuing operations	(4,828)	20	(6,335)	(1,838)

Discontinued Operations:
Income from discontinued operations, net of tax		39		577
Gain on sale of discontinued operations, net of tax		5,153		5,153

Discontinued operations, net of tax		5,192		5,730

Net income (loss)	$(4,828)	$5,212	$(6,335)	$3,892

Share and per share data:
Basic Income (loss) from continuing operations	$(0.56)	$0.00	$(0.74)	$(0.22)
Discontinued operations		0.61		0.67

Net income (loss)	$(0.56)	$0.61	$(0.74)	$0.45

Weighted average common shares outstanding	8,629	8,565	8,615	8,564

Share and per share data:
Diluted
Income (loss) from continuing operations	$(0.56)	$0.00	$(0.74)	$(0.22)
Discontinued operations		0.61		0.67

Net income (loss)	$(0.56)	$0.61	$(0.74)	$0.45

Weighted average common shares outstanding	8,629	8,593	8,615	8,590
See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30	December 31
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,374	$3,637
Accounts receivable, less allowance for doubtful accounts of $3,594 and $547	27,069	16,835
Inventories	10,479	9,548
Assets held for sale	12,526
Prepaid expenses and other	6,925	2,761

Total current assets	58,373	32,781

Fixed assets, net of accumulated depreciation of $14,634 and $14,113	17,144	3,553
Intangible assets, net of accumulated amortization of $274	2,977
Other assets	2,765	1,641
Acquisition deposit		3,450
Acquisition related costs		1,689

Total assets	$81,259	$43,114

LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities
Floor plan payables	$287	$213
Revolving credit facility	12,912
Accounts payable	19,991	12,419
Deferred revenue	6,928
Accrued payroll	3,042	1,922
Accrued other liabilities	8,612	6,684

Total current liabilities	51,772	21,238

Convertible note	8,554
Other long-term liabilities	7,399	3,622

Total liabilities	67,725	24,860

Commitments and contingencies

Shareholders’ equity:
Preferred stock
Authorized 1,000,000 shares, outstanding none
Common stock
Authorized 35,000,000 shares, outstanding 8,650,224 and 8,593,224 shares	34,875	33,400
Accumulated deficit	(21,616)	(15,421)
Accumulated other comprehensive income	275	275

Total shareholders’ equity	13,534	18,254

Total liabilities and shareholders’ equity	$81,259	$43,114

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(6,335)	$3,892
Net income from discontinued operations		(577)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of assets	(1,976)	(5,153)
Depreciation, amortization and accretion	3,075	1,040
Stock-based compensation	202	169
Non-cash interest expense	398
Provision for losses on accounts receivable, net	2,339	51
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	1,986	(1,273)
Inventories	736	1,477
Accounts payable	7,017	1,139
Accrued payroll	191	(134)
Accrued liabilities and other	289	(217)

Net cash provided by operating activities for continuing operations	7,922	414
Net cash used in operating activities for discontinued operations		(695)

Net cash provided by (used in) operating activities	7,922	(281)

Cash flows from investing activities:
Purchases of fixed assets and other	(2,615)	(296)
Purchase of business, and related costs	(31,805)
Proceeds from sale of assets	2,016	7,945

Net cash used in investing activities for continuing operations	(32,404)	(296)
Net cash provided by investing activities for discontinued operations		7,945

Net cash provided by (used in) investing activities	(32,404)	7,649

Cash flows from financing activities:
Net borrowings under revolving credit facility	12,912
Proceeds from issuance of convertible note	10,000
Debt acquisition costs	(804)
Net proceeds (payments) of floor plan payables	74	(11)
Employee stock plans	98	14
Principal payments on capital leases	(61)	(247)

Net cash provided by (used in) financing activities	22,219	(244)

Net increase (decrease) in cash and cash equivalents	(2,263)	7,124
Cash and cash equivalents at beginning of period	3,637	7,331

Cash and cash equivalents at end of period	$1,374	$14,455

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 — Accounting Principles
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
Note 2 — Recent Accounting Pronouncements
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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The impact of adoption of FIN No. 48 is disclosed in Note 16 to these financial statements.

Note 3 — SkyTel Acquisition
     On January 31, 2007, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of SkyTel Corp. (“SkyTel”), an indirect subsidiary of Verizon Communications Inc. (“Verizon”), for a total purchase price of $23.0 million, plus a $7.4 million post closing adjustments paid to Verizon in April 2007 and approximately $4.3 million in deal costs. SkyTel, based in Clinton, Mississippi, is a provider of wireless data and messaging services including email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to Fortune 1000 and government customers throughout the United States.
     The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable, net	$14,400
Inventory	1,666
Prepaid expenses	3,202
Asset held for sale	13,468
Fixed assets	13,848
Intangible assets	3,251
Accrued exit costs	(3,479)
Accrued tower termination costs	(3,071)
Deferred revenue	(7,444)
Other	(1,150)

Net assets acquired	$34,691

     The amounts allocated to intangible assets are as follows (in thousands):

Trademarks	$1,132
Patents	888
Licenses	843
Customer relationships	388

Total intangible assets	3,251

     The Company is continuing to evaluate the initial purchase price allocation and will adjust the allocations as additional information relative to the estimated integration costs of SkyTel and the fair market values of the assets and liabilities of the business become known. On June 15, 2007, the Company entered into a definitive agreement to sell certain assets purchased in the SkyTel acquisition (see Note 5.) These assets have been valued at the sum of their anticipated net proceeds and are recorded in the Consolidated Balance Sheet and in the table above as Assets held for sale. The assets held for sale were recorded as part of the purchase accounting for the SkyTel acquisition resulted in a reduction in the fixed assets and intangibles on a pro-rata basis due to the net assets acquired being greater than the purchase price. The resulting negative goodwill is allocated to the long lived assets on a pro-rata basis.
     In connection with the acquisition, the Company assessed and formulated a plan related to the future integration of SkyTel. The Company accrued estimates for certain costs, related primarily to personnel reductions, tower lease reductions and facility closures, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to one year from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its integration plans with respect to its acquisition. Accrued liabilities associated with these integration activities are included in other accrued liabilities in the Consolidated Condensed Balance Sheet.

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

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Net revenues	$55,950	$61,455	$110,409	$118,817
Loss from continuing operations	(4,828)	2,146	(6,054)	834
Basic earnings per share from continuing operations	(0.56)	0.25	(0.70)	0.10
Diluted earnings per share from continuing operations	(0.56)	0.25	(0.70)	0.10
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
Note 5 — Assets Held for Sale
     On June 15, 2007, the Company entered into two stock purchase agreements (the “Purchase Agreements”) with Sprint Nextel Corporation (“Sprint”). Pursuant to the Purchase Agreements, the Company agreed to sell the shares of stock (the “Shares”) held by the Company in two corporations that hold certain FCC licenses for the operation of Broadband Radio Service channels. The aggregate consideration payable to the Company for the Shares is approximately $13.5 million in cash. On the closing of the sale of the Shares, approximately, $940,000 of the cash consideration payable to the Company will be withheld by Sprint for eighteen months to fund certain reserves to secure the indemnification obligations. The sale of the Shares pursuant to the Purchase Agreements is subject to review and approval by the FCC, the closing of certain other related transactions in which the Company is not a party and certain other closing conditions.
Note 6 — Sale of J.W. Miller Division
     On April 28, 2006, the Company completed the sale of substantially all of the assets of the Company’s J. W. Miller division to Bourns, Inc. pursuant to an Asset Purchase Agreement (the “JWM Agreement”). Pursuant to the JWM Agreement, the Company received $8.5 million in cash at the closing in April 2006 and approximately $0.2 million in July 2006 attributable to post closing adjustments. The sale resulted in a gain of approximately $6.1 million ($4.0 million net of tax). The results of the J. W. Miller division have been classified as discontinued operations in the accompanying financial statements. For the six months ended June 30, 2006, the J.W. Miller division had sales of approximately $3.0 million.

Note 7 — Sale of Asset
     During February 2007, the Company completed the sale of a building. The carrying value of this property was not material as of December 31, 2006. The net proceeds from this sale totaled approximately $2.0 million, and the gain on disposition is included in gain on sale of assets in the Consolidated Condensed Statements of Operations.
Note 8 — Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.
Note 9 — Shipping and Handling Costs
     Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $1.5 million and $1.1 million during the three months ended June 30, 2007 and 2006, respectively and $2.4 million and $1.8 million during the six months ended June 30, 2007 and 2006, respectively. These costs are included within selling and administrative expenses in the Consolidated Condensed Statements of Operations.
Note 10 — Floor Plan Arrangements
     The Company finances certain inventory purchases through floor plan arrangements with two finance companies. At June 30, 2007 and December 31, 2006, the Company had outstanding floor plan obligations of $287,000 and $213,000, respectively.
Note 11 — Accrued Liabilities
     The Company accrues for liabilities associated with disposed businesses, including amounts related to legal, environmental and contractual matters. In connection with these matters, the recorded liabilities include an estimate of legal fees to be incurred. These legal fees are charged against the recorded liability when incurred. Accrued liabilities include approximately $4.0 million and $4.2 million of amounts attributable to disposed businesses at June 30, 2007 and December 31, 2006, respectively.
Note 12 — Asset Retirement Obligations
     The Company adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations” (“SFAS No. 143”) as a result of the SkyTel acquisition. SFAS No. 143 requires the recognition of liabilities and corresponding assets for future obligations associated with the retirement of assets. The Company has network assets, principally transmitters and receivers that are located on leased locations. The underlying leases generally require the removal of equipment at the end of the lease term; therefore, a future obligation exists. The Company recognized long-term cumulative asset retirement obligations of $3.1 million as of January 31, 2007, which were recorded as a liability assumed in purchase accounting. The related tower assets were recorded at their appraised value as described in the SkyTel acquisition footnote (Note 3).
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
     The components of the changes in the asset retirement obligation balances since the SkyTel acquisition are as follows (in thousands):

Balance at January 31, 2007	$3,071
Accretion	114

Balance at June 30, 2007	$3,185

     The asset retirement obligation is recorded as a component of other long term liabilities on the consolidated condensed balance sheet.
Note 13 — Debt and Liquidity
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
Revolving Credit Facility
     Pursuant to the Credit Agreement, the Company borrowed approximately $10.3 million in the form of an initial advance under a the Revolving Credit Facility (the “Initial Advance”). The proceeds of the Initial Advance, together with existing cash on hand and the funds received pursuant to the sale of the Convertible Note, were used to finance the acquisition of SkyTel as well as related fees and expenses. Additional advances under the Revolving Credit Facility (collectively, the “Advances”) will be available to the Company, up to the aggregate $30 million credit limit, subject to restrictions based on the Borrowing Base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the rate of interest per annum announced from time to time by WFF as its prime rate in effect at it principal office in San Francisco, California, plus a 0.75% margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus a 2.25% margin. The Advances made under the Credit Agreement are repayable in full on January 31, 2012. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. In connection with the Credit Agreement, on January 31, 2007, the Company entered into a security agreement with WFF, pursuant to which the Company granted WFF a security interest in and a lien against certain assets of the Company. As of June 30, 2007, $12.9 million ($10.0 million in LIBOR rate loans at an annual interest rate of 7.57% and $2.9 million in base rate loans at an annual interest rate of 9.0%) was outstanding under the Revolving Credit Facility.
     On August 13, 2007, the Company and its subsidiary entered into Amendment Number Two to Credit Agreement, Consent and Waiver (the “Second Amendment”), with WFF. The Second Amendment amends the Company’s Credit Agreement and provides the Company with an incremental $2 million of availability through October 31, 2007. Also pursuant to the Second Amendment, the lenders provided their consent to complete the sales of Shares held by the Company in two corporations that hold certain FCC licenses for the operation of Broadband Radio Service channels to Sprint and waived the Company’s default of its compliance with a covenant in the Credit Facility requiring a certain level of profitability for the six month period ended June 30, 2007. The Second Amendment also amends the profitability covenants for the nine month period ended September 30, 2007 and the twelve month period ended December 31, 2007 and reduces the amount of the Credit Facility available for borrowing upon completion of the sales of Shares to Sprint. The Company anticipates that the proceeds from the sales of Shares to Sprint will pay down a significant majority of the indebtedness outstanding under the Credit Facility. As a result of the Second Amendment and the use of the proceeds from the sale of assets at the Springfield facility described in Note 22 to pay down the Credit Facility, the entire balance outstanding at June 30, 2007 has been classified as a current liability.
Liquidity
     In addition to the sale of the Shares to Sprint and the Second Amendment described above, the Company continues to evaluate cost reduction opportunities and additional financing opportunities to ensure that it has adequate cash flow to meet its liquidity needs.
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

     As this debt is convertible at the option of Newcastle at a beneficial conversion rate of $3.81 per share (closing market price of the Company’s common stock as of January 31, 2007 was $4.49 per share), the embedded beneficial conversion feature is recorded as a debt discount with the credit charged to shareholders equity net of tax and amortized using the effective interest method over the life of the debt in accordance with Emerging Issue Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” A summary of the initial recording of the debt and debt discount and activity through June 30, 2007 follows (in thousands):

Convertible note at January 31, 2007	$10,000
Beneficial conversion feature	(1,844)
Accretion of beneficial conversion feature	69
Accrued interest	329

Convertible note at June 30, 2007	$8,554

Interest expense recorded on the Convertible Note, including amortization of beneficial conversion feature, totaled $241,000 and $398,000 during the three and six month periods ended June 30, 2007.
Note 14 — Stock-Based Compensation
     In May 2007 the Company’s shareholders approved the 2007 Stock Option Plan (“2007 Plan”) which amends and succeeds the 2001 Stock Option Plan (“2001 Plan”). The 2007 plan provides for the issuance of common stock to be available for purchase by employees, consultants and by non-employee directors of the Company. Under the 2007 Plan, incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted. Options outstanding have terms of between five and ten years, vest over a period of up to four years and may be issued at a price equal to or greater than fair value of the shares on the date of grant.
     On June 15, 2007, the Company entered into a consulting agreement with an outside firm that assisted the Company in completing the SkyTel acquisition to provide ongoing services through December 31, 2008 (the “Consulting Agreement.”) As part of the Consulting Agreement, the Company granted a principal of the outside firm an option to purchase up to 150,000 shares of Company common stock from the 2007 Plan. The options have a per share exercise price equal to the Company’s market share price on the date of grant. The options vest over the period of the Consulting Agreement.
     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) using the modified prospective transition method and, as a result did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and expense related to all stock options granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004). Stock-based compensation expense totaled $84,000 and $5,000 for the three months ended June 30, 2007 and 2006, respectively.
     The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years. The weighted average fair value at the grant date for options issued during the three months ended June 30, 2007 was $1.37 per option. The fair value of options at the date of grant was estimated using the following assumptions during the three months ended June 30, 2007: (a) no dividend yield on the Company’s stock, (b) expected stock price volatility of approximately 45%, (c) a risk-free interest rate of approximately 4.95%, and (d) an expected option term of 2.87 years.
     The expected term of the options granted in 2007 is calculated using the simplified method as prescribed by Staff Accounting Bulletin No. 107. The expected term for each option grant represents the vesting term plus the original contract term divided by two. For 2007, expected stock price volatility represent the three year historical annualized volatility calculated using weekly closing market prices for the Company’s common stock. The risk-free interest rate is based on the five year U.S. Treasury yield at the date of grant. The Company has not paid dividends in the past and does not currently anticipate paying any dividends in the near future.

     The following summarizes stock option activity during the six months ended June 30, 2007:

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual term	Aggregate
	Shares	price	(in years)	intrinsic value
Outstanding at December 31, 2006	1,933,000	$4.29
Granted	275,000	4.50
Exercised	(57,000)	2.12
Canceled or expired	(8,000)	2.58

Outstanding at June 30, 2007	2,143,000	$4.38	7.64	$2,349,000

Exercisable at June 30, 2007	812,100	$4.36	7.08	$962,100

     The following summarizes non-vested stock options as of December 31, 2006 and changes for the three months ended June 30, 2007:

		Weighted
		average
		grant date
	Shares	fair value
Non vested at December 31, 2006	1,152,400	$0.90
Granted	275,000	1.40
Vested	(88,500)	1.16
Canceled	(8,000)	1.03

Non vested at June 30, 2007	1,330,900	$0.98

     The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2007 was approximately $74,000 and $140,000. The total fair value of shares vesting during the three month and six month periods ended June 30, 2007 was approximately $113,000 and $533,000. As of June 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1.3 million, which is expected to be recognized over a weighted average period of approximately 4.4 years. As of June 30, 2007, there were 1 million shares of common stock available for issuance of future stock option grants under the 2001 Plan.
     Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”), 750,000 shares were authorized for issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At June 30, 2007, 419,450 shares were available for future issuance under the ESPP.
Note 15 — Per Share Data
     Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and convertible debt. The weighted average number of common shares outstanding for each of the three and six month periods ended June 30, 2007 and 2006 is set forth in the following table (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	8,629	8,565	8,615	8,564
Potentially dilutive stock options and convertible debt	3,011	28	2,994	26
Anti-dilutive due to net loss in period	(3,011)	0	(2,994)	0

Diluted weighted average shares outstanding	8,629	8,593	8,615	8,590

     For the three and six month periods ended June 30, 2007, the number of stock option shares not included in the table above, because the impact would have been anti-dilutive based on the exercise price, totaled 610,000.
Note 16 — Income Taxes
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of implementation, the Company recognized a $132,000 decrease in the liability for unrecognized tax benefits, which has been accounted for as a reduction in accumulated deficit. As of June 30, 2007 and January 1, 2007, the Company had $376,000 and $358,000 of unrecognized tax benefits, respectively, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest related to uncertain tax positions as of June 30, 2007 and January 1, 2007 was $107,000 and $89,000, respectively. Tax years 2002 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject.
Note 17 — Shareholders’ Equity
     The changes to shareholders’ equity during the six months ended June 30, 2007 are as follows (in thousands):

Shareholders equity at December 31, 2006	$18,254
Net loss	(6,335)
Cumulative effect of FIN No. 48 adoption	132
Stock option exercises	120
Stock based compensation	254
Beneficial conversion feature, net of tax	1,109

Shareholders equity at June 30, 2007	$13,534

Note 18 — Environmental Matters
     Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1998, at the site of a former leased facility of the Company’s electronics circuit board manufacturing business (“ESD”). The ESD business was closed in the early 1990s. At June 30, 2007 and December 31, 2006, estimated future remediation and related costs for this matter totaled approximately $2.6 million and $2.9 million, respectively. At June 30, 2007, approximately $1.6 million (estimated current portion) is included in accrued liabilities and $1.0 million (estimated non-current portion) is included in other long term liabilities in the Consolidated Condensed Balance Sheets. At June 30, 2007 and December 31, 2006, the estimated future amounts to be recovered from insurance totaled $1.9 million and $2.2 million, respectively. At June 30, 2007, approximately $1.9 million (estimated current portion) is included in prepaid expenses and other.
Note 19 — Litigation
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
Note 20 — Business Segment Information
     The Company operates in three reportable business segments: Technology Solutions, a provider of integrated technology solutions, Recreational Products, a wholesale distributor of aftermarket parts and accessories for the recreational vehicles and other leisure-related vehicle market (including marine, snowmobile, cycle and ATV) and, as of January 31, 2007, SkyTel, a nationwide provider of wireless data and messaging services, including email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging.
     The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended		Six months ended
	June 30		June 30
	2007	2006	2007	2006
Net revenues:
Technology Solutions
Products	$9,744	$9,803	$18,989	$16,239
Services	8,799	6,859	18,427	14,729

	18,543	16,662	37,416	30,968
SkyTel	23,442		40,094
Recreational Products	13,965	14,499	24,637	25,156

Total net revenues	$55,950	$31,161	$102,147	$56,124

Operating income (loss):
Technology Solutions	$(2,791)	$(458)	$(3,839)	$(1,325)
SkyTel	9		714
Recreational Products	593	958	214	1,216
Corporate costs	(2,007)	(1,506)	(4,375)	(2,815)

Total operating loss	(4,196)	(1,006)	(7,286)	(2,924)

Gain on sale of assets			(1,976)
Interest expense (income), net	624	(134)	994	(209)
Income tax expense (benefit)	8	(892)	31	(877)

Loss from continuing operations	$(4,828)	$20	$(6,335)	$(1,838)

     Certain reclassifications within the segments have been made to prior year to conform to current year presentation.

Note 21 — Related Party Transactions
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
     As disclosed in Note 22, Clinton J. Coleman also a Vice President of Newcastle was appointed Interim Chief Executive Officer.
Note 22 — Subsequent Events
     On July 13, 2007, John A. Fellows submitted his written notice of resignation as a director and President and Chief Executive Officer of the Company to the Company’s Board of Directors, effective immediately and the Company has no further severance or other obligations. The Company’s Board of Directors appointed Clinton J. Coleman as Interim Chief Executive Officer of the Company.
     On July 17, 2007 the Company announced that it was closing its Springfield, Missouri call center after receiving notification that the Company’s sole customer in the call center, SunRocket, an internet phone services provider, was ceasing most of its operations and no longer sending customer calls to the facility. As a result, the Company recorded $2.3 million in bad debt expense for the three months ended June 30, 2007 to fully reserve for the balance owed by SunRocket as of June 30, 2007. The Company billed SunRocket $350,000 in July for services provided through July 17, 2007 and will record a bad debt expense to fully reserve for this amount in the third quarter of 2007. Additionally, the Company eliminated 246 jobs and will record $128,000 in severance expense in connection with closing the call center. Effective August 1, 2007 the Company reached an agreement with a third party to assume the lease on the Springfield call center facility and to purchase certain assets at the call center facility for $900,000 in cash. The call center facility assets sold had a book value of approximately $500,000 and there were additional assets at the call center facility with a book value of approximately $500,000 that management is currently evaluating for other uses within the Company.

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
Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     The Company has provided a summary of its consolidated operating results for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 followed by an overview of its business segment performance below:
Net revenues
     Net revenues were $56.0 million for the second quarter of 2007 as compared to $31.2 million in the second quarter of 2006, representing an increase of $24.8 million or 79.6%. The increase is primarily the result of the acquisition of SkyTel on January 31, 2007, which had revenue of $23.4 million for the second quarter of 2007 and an increase in revenues in the Technology Solutions segment of $1.9 million during the second quarter of 2007.
Gross profit
     Gross profit was $15.1 million, or 27.0% of net revenues, in the second quarter of 2007, compared to $6.5 million, or 20.8% of net revenues, in the second quarter of 2006. The increases are primarily the result of the acquisition of SkyTel on January 31, 2007, which had gross profit of $7.8 million, or 33.1% of net revenues for the second quarter of 2007 and an increase in gross profit in the Technology Solutions segment of $1.2 million during the second quarter of 2007, partially offset by declines in gross profit dollars and as a percentage of net revenues in the Recreational Products segment in the second quarter of 2007.
Selling, general and administrative expenses
     Selling, general and administrative expenses (“SG&A”) were $19.3 million, or 34.5% of net revenues, in the second quarter of 2007, compared to $7.5 million, or 24.0% of net revenues, in the second quarter of 2006. The increases are primarily the result of the acquisition of SkyTel on January 31, 2007, which had SG&A of $6.7 million, or 28.6% of net revenues in the second quarter of 2007, and increases in SG&A of $3.4 million in the Technology Solutions segment, including bad debt expense of $2.3 million related to recording a full reserve on the receivable from its Springfield call center customer, SunRocket, which ceased operations in July 2007.
Interest and other, net
     Net interest expense was $624,000 in the second quarter of 2007 compared to net interest income of $134,000 in the second quarter of 2006. The increase in net interest expense is the result of the outstanding balances under the revolving credit facility and convertible note. The debt was issued to provide the majority of the funding for the acquisition of SkyTel on January 31, 2007. The interest income earned in 2006 was attributable to earnings on cash and cash equivalents held during the period.
Income taxes
     Income tax expense was $8,000 in the second quarter of 2007 compared to an income tax benefit of $892,000 in second quarter of 2006. The income tax expense in the second quarter of 2007 primarily relates to state income taxes. The income tax benefit in the second quarter of 2006 includes a benefit totaling $923,000 related to the discontinued operations of the J.W. Miller division, partially offset by a provision for state income taxes of $31,000. As of June 30, 2007, the Company continues to record a full valuation allowance against net deferred tax asset balances.
Discontinued operations
     In April 2006, the Company sold its J.W. Miller division. Accordingly, the results of the J. W. Miller division have been classified as discontinued operations in the accompanying financial statements. In the second quarter of 2006, the Company recorded a gain on the sale of discontinued operations, net of tax, of $5.2 million and had income from discontinued operations, net of taxes, of $39,000.
Business Segment Results
     The Company operates in three reportable business segments: Technology Solutions, a provider of integrated technology solutions, Recreational Products, a wholesale distributor of aftermarket parts and accessories for the recreational vehicles and other leisure-

related vehicle market (including marine, snowmobile, cycle and ATV) and, as of January 31, 2007, SkyTel, a nationwide provider of wireless data and messaging services, including email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging. The company also separately records expenses related to corporate overhead which supports the business lines. Note 20 to Consolidated Condensed Financial Statements includes a tabular summary of results of operations by business segment for the three and six month periods ended June 30, 2007 and 2006.
Technology Solutions: Technology Solutions revenues of $18.5 million for the three months ended June 30, 2007 represented an 11.3% increase from the $16.7 million in the second quarter of 2006. Product revenues of $9.7 million for the three months ended June 30, 2007 were relatively flat with the $9.8 million in the second quarter of 2006. Service revenues of $8.8 million for the three months ended June 30, 2007 represented a 28.3% increase from the $6.9 million in the second quarter of 2006. The service revenue increase in the second quarter of 2007 is primarily attributable to $2.3 million in revenue related to a customer relationship management engagement at the Company’s Springfield call center that commenced in the summer of 2006, partially offset by the loss of revenues related to the termination of an unprofitable repair depot project at the end of 2006.
     Technology Solutions segment operating loss totaled $2.8 million for the three months ended June 30, 2007 compared to an operating loss of $458,000 in the second quarter of 2006. The increase in operating losses in the second quarter of 2007 is primarily the result of bad debt expense of $2.3 million related to recording a full reserve on a receivable from a Springfield call center customer, SunRocket, which ceased operations in July 2007.
SkyTel: SkyTel’s revenues for the three months ended June 30, 2007 totaled $23.4 million. SkyTel’s segment operating income for the three period ended June 30, 2007 was $9,000. Depreciation, amortization, and accretion expense for the three months ended June 30, 2007 totaled $966,000.
Recreational Products: Recreational Products revenues of $14.0 million for the three months ended June 30, 2007 represented a 3.6% decrease from the $14.5 million in the second quarter of 2006.
     Recreational Products segment operating income totaled $592,000 for the three months ended June 30, 2007 compared to $958,000 in the second quarter of 2006. The decrease in operating income is primarily attributable to a decrease in gross margin from 25.4% in the second quarter of 2006 to 23.7% in the second quarter of 2007 and a $490,000 increase in selling, general and administrative expenses in the second quarter of 2007. The decline in gross margin is primarily the result of unfavorable market conditions due to high fuel prices and unfavorable product mix with a higher volume of revenues from low margin marine electronics products. The increase in selling, general and administrative expenses is the result of costs associated with increased selling and administrative staff and increased freight costs.
Corporate: Corporate overhead costs totaled $2.6 million for the three month period ended June 30, 2007 versus $1.4 million in the second quarter of 2006. The increase is the result of several factors including increased interest costs on the credit facility and convertible note, costs associated with the move of the corporate headquarters from Los Angeles to Indianapolis, additional corporate staff to support the larger organization after the completion of the SkyTel acquisition and stock-based compensation expense recorded based on the adoption of SFAS No. 123 (revised 2004.)
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
The Company has provided a summary of its consolidated operating results for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 followed by an overview of its business segment performance below:
Net revenues
     Net revenues were $102.1 million for the six months ended June 30, 2007 compared to $56.1 million for the six months ended June 30, 2006, representing an increase of $46.0 million or 82.0%. The increase is primarily the result of the acquisition of SkyTel on January 31, 2007, which had revenues of $40.1 million for the five months SkyTel was included in the Company’s 2007 results and an increase in revenues in the Technology Solutions segment of $6.4 million during the six months ended June 30, 2007.
Gross profit
     Gross profit was $27.2 million, or 26.6% of net revenues, for the six months ended June 30, 2007, compared to $11.1 million, or 19.8% of net revenues, for the six months ended June 30, 2006. The increases are primarily the result of the acquisition of SkyTel on January 31, 2007, which had gross profit of $13.8 million or 34.5% of net revenues for the five months SkyTel was included in the Company’s 2007 results, and an increase in gross profit in the Technology Solutions segment of $2.8 million during the six month period ended June 30, 2007, partially offset by declines in gross profit dollars and as a percentage of net revenues in the Recreational Products segment during the six month period ended June 30, 2007.
Selling, general and administrative expenses
     Selling, general and administrative expenses (“SG&A”) were $34.4 million, or 33.7% of net revenues, for the six months ended June 30, 2007, compared to $14.0 million, or 25.0% of net revenues, for the six months ended June 30, 2006. The increases are primarily the result of the acquisition of SkyTel on January 31, 2007, which had SG&A of $11.1 million, or 27.7% of net revenues, for the five months SkyTel was included in the Company’s 2007 results, and increases in SG&A of $5.2 million in the Technology

Solutions segment, $1.5 million in the Corporate segment and $490,000 in the Recreational Products segment for the six months ended June 30, 2007.
Interest and other, net
     Net interest expense was $994,000 for the six months ended June 30, 2007 compared to net interest income of $209,000 for the six months ended June 30, 2006. The increase in net interest expense is the result of the outstanding balances under the revolving credit facility and convertible note. This debt was issued to provide the majority of the funding for the acquisition of SkyTel on January 31, 2007. The interest income earned in 2006 was attributable to earnings on cash and cash equivalents held during the period. The gain on sale of assets of $2.0 million for the six months ended June 30, 2007 related to the sale of a company owned facility in the first quarter of 2007.
Income taxes
     Income tax expense was $31,000 for the six months ended June 30, 2007 compared to an income tax benefit of $877,000 for the six months ended June 30, 2006. The income tax expense in 2007 primarily relates to state income taxes. The income tax benefit for the six months ended June 30, 2006 includes a benefit totaling $923,000 related to the discontinued operations of the J.W. Miller division, partially offset by a provision for state income taxes of $31,000. As of June 30, 2007, the Company continues to record a full valuation allowance against net deferred tax asset balances.
Discontinued operations
     In April 2006, the Company sold its J. W. Miller division. Accordingly, the results of the J. W. Miller division have been classified as discontinued operations in the accompanying financial statements. For the six months ended June 30, 2006, the Company recorded a gain on the sale of discontinued operations, net of tax, of $5.2 million and had income from discontinued operations, net of taxes, of $577,000.
Business Segment Results
Technology Solutions: Technology Solutions revenues of $37.4 million for the six months ended June 30, 2007 represented a 20.8% increase from the $31.0 million for the six months ended June 30, 2006. Product revenues of $19.0 million for the six months ended June 30, 2007 represented a 16.9% increase from the $16.2 million for the six months ended June 30, 2006, which is primarily the result of several high dollar, low gross profit product sales during the first quarter of 2007. Service revenues of $18.4 million for the six months ended June 30, 2007 represented a 25.1% increase from the $14.7 million for the six months ended June 30, 2006. The service revenue increase is primarily attributable to $5.4 million in revenue for the six month period ended June 30, 2007 related to a customer relationship management engagement at the Company’s Springfield call center that commenced in the summer of 2006, partially offset by the loss of revenues related to the termination of an unprofitable repair depot project at the end of 2006.
     Technology Solutions segment operating loss totaled $3.8 million compared to $1.3 million in 2006. The increase in operating losses in the second quarter of 2007 is primarily the result of bad debt expense of $2.3 million related to recording a full reserve on a receivable from a Springfield call center customer, SunRocket, which ceased operations in July 2007.
SkyTel: SkyTel’s results are included in the Company’s results from January 31, 2007, the date the acquisition was completed. SkyTel’s revenues for the five months ended June 30, 2007 totaled $40.1 million. SkyTel’s segment operating income for the five months ended June 30, 2007 was $714,000. Depreciation, amortization, and accretion expense for the six months ended June 30, 2007 totaled $2.0 million.
Recreational Products: Recreational Products revenues of $24.6 million for the six months ended June 30, 2007 represented a 2.1% decrease from the $25.2 million for the six months ended June 30, 2006.
     Recreational Products segment operating income totaled $214,000 for the six months ended June 30, 2007 compared to $1.2 million for the six months ended June 30, 2006. The decrease in operating income is primarily attributable to the decrease in revenue, a decrease in gross margin from 25.4% for the six months ended June 30, 2006 to 23.7% for the six months ended June 30, 2007 and a $490,000 increase in SG&A expenses. The decline in gross margin is primarily the result of unfavorable market conditions due to high fuel prices, unfavorable product mix with a higher volume of low margin marine electronics product sales and a lower volume of high margin snowmobile and recreational vehicle product sales. The increase in selling, general and administrative expenses is the result of costs associated with increased selling and administrative staff, increased freight costs and costs associated with the move to a new distribution facility in Milwaukee, Wisconsin.
Corporate: Corporate overhead costs of $3.4 million for the six month period ending June 30, 2007 represented a 27.5% increase from $2.7 million in 2006. The increase is the result of several factors including increased interest costs on the credit facility and convertible note, costs associated with the move of the corporate headquarters from Los Angeles to Indianapolis, additional corporate staff to support the larger organization after the completion of the SkyTel acquisition and stock-based compensation expense recorded based on the adoption of SFAS No. 123 (revised 2004.) Increase is offset slightly due to the gain on sale of assets of $2.0 million related to the sale of a company owned facility in the first quarter of 2007.

Changes in Financial Condition
Liquidity and Capital Resources
     Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	June 30	December 31
	2007	2006
Cash and cash equivalents	$1,374	$3,637
Working capital	$6,601	$11,543
Current ratio	1.13	1.54
Debt to total capitalization	61.33%	0%
Shareholders equity per share	$1.56	$2.13
Days sales in receivables	52	58
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
     During the six months ended June 30, 2007, net cash provided by operating activities was $7.9 million, primarily the result of an increase in accounts payable of $7.0 million, primarily at SkyTel as very little accounts payable was assumed as part of the SkyTel acquisition on January 31, 2007 and a decrease in accounts receivable of $2.0 million, driven by focused collection efforts and timing of payments. Net cash used in investing activities was $32.4 million, primarily the result of the acquisition of SkyTel and purchase of fixed assets, partially offset by the sale of a building during the first quarter of 2007. Net cash provided by financing activities totaled $22.2 million, primarily the result of the proceeds received from the Revolving Credit Facility and the Convertible Note in conjunction with the acquisition of SkyTel.

     During the six months ended June 30, 2006, net cash provided by operating activities totaled $414,000 which is primarily the result of a decrease in inventory and an increase in accounts payable partially offset by an increase in accounts receivable. Net cash provided by investing activities of $7.6 million is primarily the result of the proceeds received from the sale of the J.W. Miller business partially offset by purchases of fixed assets.
     As of June 30, 2007, the total debt outstanding was $23.2 million, consisting of $12.9 million outstanding under the Revolving Credit Facility and $10.3 million outstanding on the Convertible Note, prior to the accounting for the beneficial conversion feature and the Company had $5.1 million available for future borrowings under the Revolving Credit Facility.
     On June 15, 2007, the Company entered into two stock purchase agreements (the “Purchase Agreements”) with Sprint Nextel Corporation (“Sprint”). Pursuant to the Purchase Agreements, the Company agreed to sell the shares of stock (the “Shares”) held by the Company in two corporations that hold certain FCC licenses for the operation of Broadband Radio Service channels. The aggregate consideration payable to the Company for the Shares is approximately $13.5 million in cash. On the closing of the sale of the Shares, approximately, $940,000 of the cash consideration payable to the Company will be withheld by Sprint for eighteen months to fund certain reserves to secure the indemnification obligations. The sale of the Shares pursuant to the Purchase Agreements is subject to review and approval by the FCC, the closing of certain other related transactions in which the Company is not a party and certain other closing conditions.
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
     On August 13, 2007, the Company and its subsidiary entered into Amendment Number Two to Credit Agreement, Consent and Waiver (the “Second Amendment”), with WFF. The Second Amendment amends the Company’s Credit Agreement dated January 31, 2007 (the “Credit Facility”) and provides the Company with an incremental $2 million of availability through October 31, 2007. Also pursuant to the Second Amendment, the lenders provided their consent to complete the sales of Shares held by the Company in two corporations that hold certain FCC licenses for the operation of Broadband Radio Service channels to Sprint and waived the Company’s default of its compliance with a covenant in the Credit Facility requiring a certain level of profitability for the six month period ended June 30, 2007. The Second Amendment also amends the profitability covenants for the nine month period ended September 30, 2007 and the twelve month period ended December 31, 2007 and reduces the amount of the Credit Facility available for borrowing upon completion of the sales of Shares to Sprint. The Company anticipates that the proceeds from the sales of Shares to Sprint will pay down a significant majority of the indebtedness outstanding under the Credit Facility.
     The Company believes that sufficient cash resources exist for the foreseeable future to support its operations and commitments through cash generated from operations, proceeds from the sale of the Shares to Sprint and advances under the Revolving Credit Facility. Management continues to evaluate its options in regard to obtaining additional financing to support future growth.
Consolidated Balance Sheet
     The increase in certain accounts on the consolidated balance sheet is driven by the SkyTel acquisition described in Note 3 to the consolidated financial statements.
Off-Balance Sheet Arrangements
     The Company does not have any material off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
     Approximately $15 million in lease commitments were assumed in connection with the SkyTel acquisition. SkyTel has operating leases related to locations on radio towers and building rooftops for placing network equipment in service. The leases have terms ranging from one month to six years. During 2007, the Company entered into a five year facility lease with an aggregate commitment of $2.5 million related to the SkyTel operations. On August 2, 2007, the Company reached an agreement with a third party to assume a lease in Springfield, Missouri that had a remaining lease term of 29 months and a commitment of approximately $3.0 million. Other than these new SkyTel leases, there have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on From 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates on variable rate debt. Under the Credit Agreement with WFF, advances bear interest based on WFF’s prime rate plus a margin or at LIBOR Rate plus a margin. Based on the Company’s average outstanding variable rate debt during the quarter ended June 30, 2007, a 1% increase in the variable rate would increase annual interest expense by approximately $100,000.
Item 4. Controls and Procedures
     Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders was held on May 23, 2007 to vote on the election of five directors to hold office until the next Annual Meeting of Shareholders. All of management’s nominees for director as listed in the proxy statement were elected with the following vote:

Director	Votes for	Votes against	Votes withheld

Clinton J. Coleman	7,349,407	—	124,394

John A. Fellows	7,378,440	—	95,361

L. James Lawson	7,353,076	—	120,725

Michael R. Parks	7,348,704	—	125,097

Mark E. Schwarz	7,314,666	—	159,135
     The Bell Industries, Inc 2007 Stock Incentive Plan was approved with the vote of 1,936,062 for, 791,244 against, 26,445 abstained and 4,720,050 non-votes.
     The potential issuance of shares of common stock under a Convertible Promissory Note issued in a private placement was approved with 2,523,705 for, 183,714 against, 46,332 abstained and 4,720,050 non-votes.
     The vote to ratify the appointment of BKD LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved by a vote of 7,434,741 for, 22,958 against, and 16,102 abstained.
Item 5. Other Information
     None
Item 6. Exhibits

10.1	Agreement dated June 5, 2007 between Vehicle Manufacturers Services, Inc and Bell Industries.*

31.1	Certification of Clinton J. Coleman, Interim Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin J. Thimjon, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Clinton J. Coleman, Interim Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin J. Thimjon, Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested for portions of this exhibit.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL INDUSTRIES, INC.
Dated: August 14, 2007	By:	/s/ Clinton J Coleman
Clinton J. Coleman
Interim Chief Executive Officer (authorized officer of registrant)

Dated: August 14, 2007	By:	/s/ Kevin J. Thimjon
Kevin J. Thimjon
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)