Form 10-Q
period 2007-09-30
BELL INDUSTRIES INC /NEW/
filed 2007-11-14
CIK 945489

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
     As of the close of business on November 13, 2007, there were 8,650,224 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues:
Products	$29,601	$28,654	$72,665	$70,049
Services	29,055	8,025	88,138	22,754

Total net revenues	58,656	36,679	160,803	92,803

Costs and expenses:
Cost of products sold	24,996	23,867	60,585	57,023
Cost of services provided	19,831	6,695	59,237	18,572
Selling, general and administrative expenses	14,948	8,826	49,378	22,841
Interest expense (income), net	672	(166)	1,665	(375)
Gain on sale of assets	(39)		(2,012)

Total costs and expenses	60,408	39,222	168,853	98,061

Loss from continuing operations before income taxes	(1,752)	(2,543)	(8,050)	(5,258)
Income tax expense (benefit)	8	(843)	40	(1,720)

Loss from continuing operations	(1,760)	(1,700)	(8,090)	(3,538)

Discontinued operations:
Income (loss) from discontinued operations, net of tax		(85)		492
Gain (loss) on sale of discontinued operations, net of tax		(710)		4,443

Discontinued operations, net of tax		(795)		4,935

Net income (loss)	$(1,760)	$(2,495)	$(8,090)	$1,397

Share and per share data:
Basic:
Loss from continuing operations	$(0.20)	$(0.20)	$(0.94)	$(0.41)
Discontinued operations		(0.09)		0.57

Net income (loss)	$(0.20)	$(0.29)	$(0.94)	$0.16

Weighted average common shares outstanding	8,650	8,568	8,627	8,565

Diluted:
Loss from continuing operations	$(0.20)	$(0.20)	$(0.94)	$(0.41)
Discontinued operations		(0.09)		0.57

Net income (loss)	$(0.20)	$(0.29)	$(0.94)	$0.16

Weighted average common shares outstanding	8,650	8,568	8,627	8,603
See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30	December 31
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$254	$3,637
Accounts receivable, net of allowance for doubtful accounts of $1,249 and $547	26,954	16,835
Inventories	9,661	9,548
Assets held for sale	12,526
Prepaid expenses and other	6,253	2,761

Total current assets	55,648	32,781

Fixed assets, net of accumulated depreciation of $14,210 and $14,113	19,373	3,553
Intangible assets, net of accumulated amortization of $360	3,097
Other assets	2,565	1,641
Acquisition deposit		3,450
Acquisition related costs		1,689

Total assets	$80,683	$43,114

LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities
Floor plan payables	$2,609	$213
Revolving credit facility	11,428
Accounts payable	19,515	12,419
Deferred revenue	6,555
Accrued payroll	3,761	1,922
Accrued other liabilities	8,084	6,684

Total current liabilities	51,952	21,238

Convertible note	8,760
Other long-term liabilities	8,218	3,622

Total liabilities	68,930	24,860

Commitments and contingencies

Shareholders’ equity:
Preferred stock
Authorized 1,000,000 shares, outstanding none
Common stock
Authorized 35,000,000 shares, outstanding 8,650,224 and 8,593,224 shares	34,853	33,400
Accumulated deficit	(23,375)	(15,421)
Accumulated other comprehensive income	275	275

Total shareholders’ equity	11,753	18,254

Total liabilities and shareholders’ equity	$80,683	$43,114

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(8,090)	$1,397
Net income from discontinued operations		(492)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of assets	(2,012)	(4,443)
Depreciation, amortization and accretion	4,771	1,575
Stock-based compensation	253	289
Non-cash interest expense	530
Provision for losses on accounts receivable, net	2,660	75
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	1,780	(3,135)
Inventories	1,554	2,223
Accounts payable	6,540	2,934
Accrued payroll	910
Accrued liabilities and other	(477)	555

Net cash provided by operating activities for continuing operations	8,419	978
Net cash used in operating activities for discontinued operations		(1,490)

Net cash provided by (used in) operating activities	8,419	(512)

Cash flows from investing activities:
Purchases of fixed assets and other	(4,703)	(2,264)
Purchase of business	(27,502)
Acquisition and restructuring costs related to purchase of business	(5,575)
Proceeds from sales of assets	2,916

Net cash used in investing activities for continuing operations	(34,864)	(2,264)

Net cash provided by investing activities for discontinued operations		8,142

Net cash provided by (used in) investing activities	(34,864)	5,878

Cash flows from financing activities:
Net borrowings under revolving credit facility	11,428
Proceeds from issuance of convertible note	10,000
Debt acquisition costs	(810)
Net proceeds from floor plan facilities	2,396	52
Employee stock plans	122	24
Principal payments on capital leases	(74)	(305)

Net cash provided by (used in) financing activities	23,062	(229)

Net increase (decrease) in cash and cash equivalents	(3,383)	5,137
Cash and cash equivalents at beginning of period	3,637	7,331

Cash and cash equivalents at end of period	$254	$12,468

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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The impact of adoption of FIN No. 48 is disclosed in Note 17 to these financial statements.
     In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
     In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
     In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

Note 3 — SkyTel Acquisition
     On January 31, 2007, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of SkyTel Corp. (“SkyTel”), an indirect subsidiary of Verizon Communications Inc. (“Verizon”), for a total purchase price of $23.0 million, plus a $7.4 million post closing adjustment paid to Verizon in April 2007 and approximately $4.3 million in deal costs. SkyTel, based in Clinton, Mississippi, is a provider of wireless data and messaging services including email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to Fortune 1000 and government customers throughout the United States.
     The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable, net	$14,142
Inventory	1,666
Prepaid expenses	3,202
Assets held for sale	13,460
Fixed assets	14,725
Intangible assets	3,457
Accrued exit costs	(4,549)
Asset retirement obligation	(3,071)
Deferred revenue	(7,444)
Other	(897)

Net assets acquired	$34,691

     The amounts allocated to intangible assets are as follows (in thousands):

Trademarks	$1,204
Patents	945
Licenses	896
Customer relationships	412

Total intangible assets	3,457

     The Company is continuing to evaluate the initial purchase price allocation and will adjust the allocations as additional information relative to the estimated integration costs of SkyTel and the fair market values of the assets and liabilities of the business become known.
     In connection with the acquisition, the Company assessed and formulated a plan related to the future integration of SkyTel into the Company. The Company accrued estimates for certain costs, related primarily to personnel reductions, tower lease terminations and facility closures, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates are made up to one year from the acquisition date as plans are finalized. To the extent these accruals are not utilized for the intended purpose, the excess is recorded as a reduction of the purchase price. Costs incurred in excess of the recorded accruals are expensed as incurred. The Company is still finalizing its integration plans with respect to its acquisition. Accrued liabilities associated with these integration activities are included in other accrued liabilities in the Consolidated Condensed Balance Sheet.

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

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
Net revenues	$58,656	$64,987	$169,065	$184,163
Loss from continuing operations	(1,760)	(39)	(7,809)	1,022
Basic earnings per share from continuing operations	(0.20)	(0.01)	(0.91)	0.12

Diluted earnings per share from continuing operations	(0.20)	(0.01)	(0.91)	0.12
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
Accounts Receivable
     The Company extends trade credit to its customers for wireless services. Service to customers is generally suspended if payment has not been received within approximately 60 days of billing. Once service is suspended, accounts are subject to internal collection activities. Service to customers is generally disconnected if payment has not been received within approximately 90 days of billing. Once service is disconnected, accounts are subject to external collection activities. The Company records two allowances against its gross accounts receivable balance; an allowance for doubtful accounts and an allowance for service credits. Provisions for these allowances are recorded on a monthly basis and are included as a component of selling and administrative expense and a reduction of revenue, respectively. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, current and forecasted trends and a percentage of the accounts receivable aging categories. The allowance for service credits and related provisions is based on historical credit percentages, current credit and aging trends and actual credit experience.
Inventory
     Inventory is carried at the lower of cost or fair market value based on the weighted average cost method.
Property and Equipment
     Property and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

Paging network equipment	3-7 years
Furniture, fixtures and other	3-5 years
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
Note 5 — Assets Held for Sale
     On June 15, 2007, the Company entered into two stock purchase agreements (the “Purchase Agreements”) with Sprint Nextel Corporation (“Sprint”). Pursuant to the Purchase Agreements, the Company agreed to sell the shares of stock (the “Shares”) held by the Company in two corporations that hold certain FCC licenses for the operation of Broadband Radio Service channels. The aggregate consideration payable to the Company for the Shares is approximately $13.5 million in cash. On the closing of the sale of the Shares, approximately, $940,000 of the cash consideration payable to the Company will be withheld by Sprint for eighteen months to fund certain reserves to secure the indemnification obligations. See Note 23 for the subsequent closing of the Purchase Agreements.
Note 6 — Sale of J.W. Miller Division
     On April 28, 2006, the Company completed the sale of substantially all of the assets of the Company’s J. W. Miller division to Bourns, Inc. pursuant to an Asset Purchase Agreement (the “JWM Agreement”). Pursuant to the JWM Agreement, the Company received $8.5 million in cash at the closing in April 2006 and approximately $0.2 million in July 2006 attributable to post closing adjustments. The sale resulted in a gain of approximately $6.1 million ($4.0 million net of tax). The results of the J. W. Miller division have been classified as discontinued operations in the accompanying financial statements. For the nine months ended September 30, 2006, the J.W. Miller division had sales of approximately $3.0 million.

Note 7 — Sale of Assets
     During February 2007, the Company completed the sale of a building. The carrying value of this property was not material as of December 31, 2006. The net proceeds from this sale totaled approximately $2.0 million, and the gain on disposition is included in gain on sale of assets in the Consolidated Condensed Statements of Operations.
     In August 2007 the Company entered into a transaction to exit a lease and sell certain assets related to its Springfield call center. The cash proceeds from the sale were $900,000 and resulted in a gain of $33,000.
Note 8 — Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.
Note 9 — Shipping and Handling Costs
     Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $1.5 million and $1.0 million during the three months ended September 30, 2007 and 2006, respectively and $3.9 million and $2.8 million during the nine months ended September 30, 2007 and 2006, respectively. These costs are included within selling, general and administrative expenses in the Consolidated Condensed Statements of Operations.
Note 10 — Floor Plan Arrangements
     The Company finances certain inventory purchases through floor plan arrangements with two finance companies. At September 30, 2007 and December 31, 2006, the Company had outstanding floor plan obligations of $2,609,000 and $213,000, respectively.
Note 11 — Accrued Liabilities
     The Company accrues for liabilities associated with disposed businesses, including amounts related to legal, environmental and contractual matters. In connection with these matters, the recorded liabilities include an estimate of legal fees to be incurred. These legal fees are charged against the recorded liability when incurred. Accrued liabilities include approximately $3.6 million and $4.2 million of amounts attributable to disposed businesses at September 30, 2007 and December 31, 2006, respectively.
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
     The components of the changes in the asset retirement obligation balance since the SkyTel acquisition are as follows (in thousands):

Balance at January 31, 2007	$3,071
Accretion	190

Balance at September 30, 2007	$3,261

     The asset retirement obligation is recorded as a component of other long term liabilities on the Consolidated Condensed Balance Sheet.
Note 13 — Capital Lease
     On August 9, 2007 the Company entered into a 24 month lease facility to finance the acquisition of wireless routers and related equipment associated with the SkyTel business. The lease is accounted for as a capital lease and is recorded on the Consolidated Condensed Balance Sheet at approximately $1.7 million (includes present value of interest payments).
Note 14 — Debt and Liquidity
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
Revolving Credit Facility
     Pursuant to the Credit Agreement, the Company borrowed approximately $10.3 million in the form of an initial advance under the Revolving Credit Facility (the “Initial Advance”). The proceeds of the Initial Advance, together with existing cash on hand and the funds received pursuant to the sale of the Convertible Note, were used to finance the acquisition of SkyTel as well as related fees and expenses. Additional advances under the Revolving Credit Facility (collectively, the “Advances”) will be available to the Company, up to the aggregate $30 million credit limit, subject to restrictions based on the Borrowing Base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the rate of interest per annum announced from time to time by WFF as its prime rate in effect at it principal office in San Francisco, California, plus a 0.75% margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus a 2.25% margin. The Advances made under the Credit Agreement are repayable in full on January 31, 2012. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. In connection with the Credit Agreement, on January 31, 2007, the Company entered into a security agreement with WFF, pursuant to which the Company granted WFF a security interest in and a lien against certain assets of the Company. As of September 30, 2007, $11.4 million was outstanding at an annual interest rate of 8.5% under the Revolving Credit Facility.
     On August 13, 2007, the Company and its subsidiary entered into Amendment Number Two to Credit Agreement, Consent and Waiver (the “Second Amendment”), with WFF. The Second Amendment amended the Company’s Credit Agreement and provides the Company with an incremental $2 million of availability through the completion of the MDS sale. Also pursuant to the Second Amendment, the lenders provided their consent to complete the sales of Shares held by the Company in two corporations that hold certain FCC licenses for the operation of Broadband Radio Service channels to Sprint and waived the Company’s default of its compliance with a covenant in the Credit Facility requiring a certain level of profitability for the six month period ended June 30, 2007. The Second Amendment also amends the profitability covenants for the nine month period ended September 30, 2007 and the twelve month period ended December 31, 2007 and reduces the amount of the Credit Facility available by $6 million. The proceeds from the sales of Shares to Sprint were used to reduce the indebtedness outstanding under the Credit Facility when they were received October 15, 2007. As a result of the Second Amendment and the use of the proceeds from the sale of assets to pay down the Credit Facility, the entire balance outstanding at September 30, 2007 has been classified as a current liability.
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

     As this debt is convertible at the option of Newcastle at a beneficial conversion rate of $3.81 per share (closing market price of the Company’s common stock as of January 31, 2007 was $4.49 per share), the embedded beneficial conversion feature is recorded as a debt discount with the credit charged to shareholders equity, net of tax, and amortized using the effective interest method over the life of the debt in accordance with Emerging Issue Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” A summary of the initial recording of the debt and debt discount and activity through September 30, 2007 follows (in thousands):

Convertible note at January 31, 2007	$10,000
Beneficial conversion feature	(1,879)
Accretion of beneficial conversion feature	109
Accrued interest	530

Convertible note at September 30, 2007	$8,760

Interest expense recorded on the Convertible Note, including amortization of beneficial conversion feature, totaled $243,000 and $640,000 during the three and nine month periods ended September 30, 2007.
Note 15 — Stock-Based Compensation
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
     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) using the modified prospective transition method and, as a result did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and expense related to all stock options granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 (revised 2004). Stock-based compensation income totaled $44,000 and expense totaled $120,000 for the three months ended September 30, 2007 and 2006, respectively and stock based compensation expense totaled $158,000 and 289,000 for the nine months ended September 30, 2007, respectively. During the three month period ending September 30, 2007 the Company recognized a gain of $93,000 related to an adjustment to stock based compensation expense for unvested awards that were forfeited during the period.
     The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years. The weighted average fair value at the grant date for options issued during the nine months ended September 30, 2007 was $1.40 per option. The fair value of options at the date of grant was estimated using the following assumptions during the nine months ended September 30, 2007: (a) no dividend yield on the Company’s stock, (b) expected stock price volatility of approximately 45%, (c) a risk-free interest rate of approximately 4.95%, and (d) an expected option term of 4.29 years.
     The expected term of the options granted in 2007 is calculated using the simplified method as prescribed by Staff Accounting Bulletin No. 107. The expected term for each option grant represents the weighted average vesting term. For 2007, expected stock price volatility represent the three year historical annualized volatility calculated using weekly closing market prices for the Company’s common stock. The risk-free interest rate is based on the five year U.S. Treasury yield at the date of grant. The Company has not paid dividends in the past and does not currently anticipate paying any dividends in the near future.

     The following summarizes stock option activity during the nine months ended September 30, 2007:

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual term	Aggregate
	Shares	price	(in years)	intrinsic value
Outstanding at December 31, 2006	1,933,000	$4.29
Granted	275,000	4.50
Exercised	(57,000)	2.14
Canceled or expired	(1,058,000)	5.03

Outstanding at September 30, 2007	1,093,000	$3.74	6.30	$4,650

Exercisable at September 30, 2007	413,850	$2.20	4.99	$4,650

     The following summarizes non-vested stock options as of December 31, 2006 and changes during the nine months ended September 30, 2007:

		Weighted
		average
		grant date
	Shares	fair value
Non vested at December 31, 2006	1,152,400	$0.90
Granted	250,000	1.40
Vested	(85,250)	1.19
Canceled	(638,000)	2.06

Non vested at September 30, 2007	679,150	$1.27

     The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on September 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2007 was approximately $0 and $140,000. The total fair value of options vesting during the three month and nine month periods ended September 30, 2007 was approximately $26,000 and $131,000. As of September 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $610,000, which is expected to be recognized over a weighted average period of approximately 2.1 years. As of September 30, 2007, there were 680,000 shares of common stock available for issuance of future stock option grants under the 2007 Plan.
     Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”), 750,000 shares were authorized for issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At September 30, 2007, 419,450 shares were available for future issuance under the ESPP.
Note 16 — Per Share Data
     Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and convertible debt. The weighted average number of common shares outstanding for each of the three and nine month periods ended September 30, 2007 and 2006 is set forth in the following table (in thousands):

	Three Months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	8,650	8,568	8,627	8,565
Potentially dilutive stock options and convertible debt	2,711	76	2,625	38
Anti-dilutive due to net loss in period	(2,711)	(76)	(2,625)

Diluted weighted average shares outstanding	8,650	8,568	8,627	8,603

     For the three and nine month periods ended September 30, 2007, the number of stock option shares not included in the table above, because the impact would have been anti-dilutive based on the exercise price, totaled 315,000 and 913,000, respectively.
Note 17 — Income Taxes
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of implementation, the Company recognized a $132,000 decrease in the liability for unrecognized tax benefits, which has been accounted for as a reduction in accumulated deficit. As of September 30, 2007 and January 1, 2007, the Company had $386,000 and $358,000 of unrecognized tax benefits, respectively, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest related to uncertain tax positions as of September 30, 2007 and January 1, 2007 was $117,000 and $89,000, respectively. Tax years 2002 through 2006 remain open to examination by major taxing jurisdictions to which the Company is subject.
Note 18 — Shareholders’ Equity
     The changes to shareholders’ equity during the nine months ended September 30, 2007 are as follows (in thousands):

Shareholders equity at December 31, 2006	$18,254
Net loss	(8,090)
Cumulative effect of FIN No. 48 adoption	132
Stock option exercises	122
Stock based compensation	210
Beneficial conversion feature, net of tax	1,125

Shareholders equity at September 30, 2007	$11,753

Note 19 — Environmental Matters
     Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1998, at the site of a former leased facility of the Company’s electronics circuit board manufacturing business (“ESD”). The ESD business was closed in the early 1990s. At September 30, 2007 and December 31, 2006, estimated future remediation and related costs for this matter totaled approximately $2.3 million and $2.9 million, respectively. At September 30, 2007, approximately $1.3 million (estimated current portion) is included in accrued liabilities and $1.0 million (estimated non-current portion) is included in other long term liabilities in the Consolidated Condensed Balance Sheets. At September 30, 2007 and December 31, 2006, the estimated future amounts to be recovered from insurance totaled $1.4 million and $2.2 million, respectively. At September 30, 2007, approximately $1.4 million (estimated current portion) is included in prepaid expenses and other.
Note 20 — Litigation
     Williams Electronic Games litigation: In May 1997, Williams Electronics Games, Inc. (“Williams”) filed a complaint in the United States District Court for the Northern District of Illinois (“US District Court”) against a former Williams employee and several other defendants alleging common law fraud and several other infractions related to Williams’ purchase of electronic components at purportedly inflated prices from various electronics distributors under purported kickback arrangements during the period from 1991 to 1996. In May 1998, Williams filed an amended complaint adding several new defendants, including Milgray Electronics, Inc., a publicly traded New York corporation (“Milgray”), which was acquired by Bell in a stock purchase completed in January 1997. The complaint sought an accounting and restitution representing alleged damages as a result of the infractions. Bell was not a party to the alleged infractions but has now been named a defendant because it is the successor in interest to Milgray. Bell has vigorously defended the case on several grounds and continues to assert that Milgray did not defraud Williams, and that Williams suffered no damages because the electronic components purchased by Williams were purchased at prevailing market prices.

     The case proceeded to trial, which commenced and ended in March 2002, with a jury verdict resulting in Milgray having no liability to Williams. In July 2002, Williams appealed the jury verdict and, in April 2004, the United States Court of Appeals for the 7th Circuit (“US Appellate Court”) rendered its decision. The US Appellate Court concluded that jury instructions issued by the US District Court were in error and the case was ordered for retrial of Williams’ fraud and restitution claims. The case was remanded to the US District Court and a new judge was assigned. In September 2005, the US District Court entered its order declining to exercise supplemental jurisdiction over Williams’ claims and dismissing Williams’ case without prejudice. The US District Court noted in its order that Williams could pursue its claims in Illinois State Court. In October 2005, Williams filed a Notice of Appeal to the US Appellate Court from the judgment of dismissal entered by the US District Court. In March 2007, the US Appellate Court affirmed the judgment of the US District Court, and the action is now proceeding in Illinois State Court. Williams’ claim for compensatory damages is approximately $8.7 million, not including an additional claim for pre-judgment interest. While the Company cannot predict the outcome of this litigation, a final judgment favorable to Williams could have a material adverse effect on the Company’s results of operations, cash flows or financial position. Management intends to continue a vigorous defense.
     Other litigation: The Company is involved in other litigation, which is incidental to its current and discontinued businesses. The resolution of the other litigation is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position.
Note 21 — Business Segment Information
     The Company operates in three reportable business segments: Technology Solutions, a provider of a comprehensive portfolio of customizable and scalable technology solutions ranging from managed technology services to reverse logistics and mobile/wireless solutions, Recreational Products, a wholesale distributor of aftermarket parts and accessories for the recreational vehicles and other leisure-related vehicle market (including marine, snowmobile, cycle and ATV) and, as of January 31, 2007, SkyTel, a nationwide provider of wireless data and messaging services, including email, interactive two-way messaging, wireless telemetry services, traditional text and numeric paging, and automated vehicle location.
     The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended		Nine months ended
	September 30		September 30
	2007	2006	2007	2006
Net revenues:
Technology Solutions
Products	$17,759	$16,403	$36,185	$32,642
Services	6,827	8,025	25,816	22,754

	24,586	24,428	62,001	55,396
SkyTel	22,228		62,322
Recreational Products	11,842	12,251	36,480	37,407

Total net revenues	$58,656	$36,679	$160,803	$92,803

Operating income (loss):
Technology Solutions	$(140)	$(1,580)	$(3,983)	$(2,798)
SkyTel	(495)		218
Recreational Products	575	479	790	1,695
Corporate costs	(1,059)	(1,608)	(5,422)	(4,530)

Total operating loss	(1,119)	(2,709)	(8,397)	(5,633)

Gain on sale of assets	(39)		(2,012)
Interest expense (income), net	672	(166)	1,665	(375)
Income tax expense (benefit)	8	(843)	40	(1,720)

Loss from continuing operations	$(1,760)	$(1,700)	$(8,090)	$(3,538)

     Certain reclassifications within the segments have been made to prior year to conform to current year presentation.

Note 22 — Related Party Transactions
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
     On July 13, 2007, Clinton J. Coleman also a Vice President of Newcastle was appointed Interim Chief Executive Officer of the Company.
Note 23 — Subsequent Event
     On October 15, 2007 the Company closed on the Purchase Agreements with Sprint and received proceeds of $12.5 million. The Purchase Agreements are described in Note 5.

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
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”), which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The impact of adoption of FIN No. 48 is disclosed in Note 17 to these financial statements.
     In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1 Definition of Settlement in FASB Interpretation No. 48 (FSP FIN 48-1). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.
     In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.
     In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     The Company has provided a summary of its consolidated operating results for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 followed by an overview of its business segment performance below:
Net revenues
     Net revenues were $58.7 million for the third quarter of 2007 as compared to $36.7 million in the third quarter of 2006, representing an increase of $22.0 million or 59.9%. The increase is primarily the result of the acquisition of SkyTel on January 31, 2007, which had revenue of $22.2 million during the third quarter of 2007.
Gross profit
     Gross profit was $13.8 million, or 23.6% of net revenues, in the third quarter of 2007, compared to $6.0 million, or 16.3% of net revenues, in the third quarter of 2006. The increases are primarily the result of the acquisition of SkyTel on January 31, 2007, which had gross profit of $6.9 million, or 31.2% of net revenues during the third quarter of 2007 and an increase in gross profit in the Technology Solutions segment of $0.9 million during the third quarter of 2007.
Selling, general and administrative expenses
     Selling, general and administrative expenses (“SG&A”) were $14.9 million, or 25.4% of net revenues, in the third quarter of 2007, compared to $8.8 million, or 24.0% of net revenues, in the third quarter of 2006. The increases are primarily the result of the acquisition of SkyTel on January 31, 2007, which had SG&A of $7.4 million, or 33.4% of net revenues in the third quarter of 2007, partially offset by reductions in SG&A of $0.6 million in the Technology Solutions segment, $0.6 million in the Corporate segment and $0.1 million in the Recreational Products segment.
Interest and other, net
     Net interest expense was $672,000 in the third quarter of 2007 compared to net interest income of $166,000 in the third quarter of 2006. The increase in net interest expense is the result of the outstanding balances under the revolving credit facility and convertible note. The debt was issued to provide the majority of the funding for the acquisition of SkyTel on January 31, 2007. The interest income earned in 2006 was attributable to earnings on cash and cash equivalents held during the period.
Income taxes
     Income tax expense was $8,000 in the third quarter of 2007 compared to an income tax benefit of $843,000 in third quarter of 2006. The income tax expense in the third quarter of 2007 primarily relates to state income taxes. The income tax benefit in the third quarter of 2006 includes a benefit totaling $865,000 related to the discontinued operations of the J.W. Miller division, partially offset by a provision for state income taxes of $22,000. As of September 30, 2007, the Company continues to record a full valuation allowance against net deferred tax asset balances.
Business Segment Results
     The Company operates in three reportable business segments: Technology Solutions, a provider of a comprehensive portfolio of customizable and scalable technology solutions ranging from managed technology services to reverse logistics and mobile/wireless solutions, Recreational Products, a wholesale distributor of aftermarket parts and accessories for the recreational vehicles and other leisure-related vehicle market (including marine, snowmobile, cycle and ATV) and, as of January 31, 2007, SkyTel, a nationwide provider of wireless data and messaging services, including email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging. The company also separately records expenses related to corporate overhead which supports the business lines. Note 21 to Consolidated Condensed Financial Statements includes a tabular summary of results of operations by business segment for the three and nine month periods ended September 30, 2007 and 2006.
Technology Solutions: Technology Solutions revenues of $24.6 million for the three months ended September 30, 2007 represented a 0.8% increase from the $24.4 million in the third quarter of 2006. Product revenues of $17.8 million for the three months ended September 30, 2007 represented a 8.5% increase from the $16.4 million in the third quarter of 2006. The product revenue increase in the third quarter of 2007 is primarily attributable to higher sales of software licenses. Service revenues of $6.8 million for the three months ended September 30, 2007 represented a 15.0% decrease from the $8.0 million in the third quarter of 2006. The service revenue decline in the third quarter of 2007 is primarily attributable to the ceasing of a customer relationship management engagement at the Company’s Springfield call center in mid-July 2007 that commenced in the summer of 2006 and the loss of revenues related to the termination of an unprofitable repair depot project at the end of 2006.
     Technology Solutions segment operating loss totaled $140,000 for the three months ended September 30, 2007 compared to an operating loss of $1.6 million in the third quarter of 2006. The reduction in the operating losses in the third quarter of 2007 is primarily the result of a $1.5 million loss in the third quarter of 2006 related to the start-up of the Springfield call center. During the third quarter of 2007, the Springfield call center was closed after its only customer, SunRocket, ceased operations. The Company recorded bad debt expense of $0.3 million to record a full reserve on a billing to SunRocket in July 2007. In conjunction with the closure of the Springfield call center, the Company assigned the facility lease to another company and sold certain of the Springfield call center’s assets for $900,000 in cash. The sale of the assets resulted in a gain of $33,000.
SkyTel: SkyTel’s revenues for the three months ended September 30, 2007 totaled $22.2 million. SkyTel’s segment operating loss for the three months ended September 30, 2007 was $495,000. Depreciation, amortization, and accretion expense for the three months ended September 30, 2007 totaled $1.2 million.
Recreational Products: Recreational Products revenues of $11.8 million for the three months ended September 30, 2007 represented a 4.1% decrease from the $12.3 million in the third quarter of 2006.
     Recreational Products segment operating income totaled $575,000 for the three months ended September 30, 2007 compared to $479,000 in the third quarter of 2006. The increase in operating income is primarily attributable to an increase in gross margin from 25.4% in the third quarter of 2006 to 26.3% in the third quarter of 2007 and a $122,000 decrease in selling, general and administrative expenses in the third quarter of 2007. The increase in gross margin is primarily the result of product mix and pricing. The decrease in selling, general and administrative expenses is due to lower salary and lease expenses.
Corporate: Corporate overhead costs totaled $1.1 million for the three months ended September 30, 2007 versus $1.6 million in the third quarter of 2006. The decrease is primarily the result of reductions in salaries and wages and travel related costs.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
The Company has provided a summary of its consolidated operating results for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 followed by an overview of its business segment performance below:
Net revenues
     Net revenues were $160.8 million for the nine months ended September 30, 2007 compared to $92.8 million for the nine months ended September 30, 2006, representing an increase of $68.0 million or 73.3%. The increase is primarily the result of the acquisition of SkyTel on January 31, 2007, which had revenues of $62.3 million for the eight months SkyTel was included in the Company’s 2007 results and an increase in revenues in the Technology Solutions segment of $6.6 million during the nine months ended September 30, 2007, which is partially offset by a decline in revenues in the Recreational Products segment of $928,000 for the nine months ended September 30, 2007.
Gross profit
     Gross profit was $41.0 million, or 25.5% of net revenues, for the nine months ended September 30, 2007, compared to $17.2 million, or 18.5% of net revenues, for the nine months ended September 30, 2006. The increases are primarily the result of the acquisition of SkyTel on January 31, 2007, which had gross profit of $20.8 million or 33.3% of net revenues for the eight months SkyTel was included in the Company’s 2007 results, and an increase in gross profit in the Technology Solutions segment of $3.6 million during the nine months ended June 30, 2007, partially offset by declines in gross profit dollars and as a percentage of net revenues in the Recreational Products segment during the nine months ended September 30, 2007.
Selling, general and administrative expenses
     Selling, general and administrative expenses were $49.4 million, or 30.7% of net revenues, for the nine months ended September 30, 2007, compared to $22.9 million, or 24.6% of net revenues, for the nine months ended September 30, 2006. The increases are primarily the result of the acquisition of SkyTel on January 31, 2007, which had SG&A of $20.6 million, or 33.0% of net revenues, for the eight months SkyTel was included in the Company’s 2007 results, and increases in SG&A of $4.7 million in the Technology Solutions segment, $0.9 million in the Corporate segment and $0.3 million in the Recreational Products segment for the nine months ended September 30, 2007.
Interest and other, net
     Net interest expense was $1.7 million for the nine months ended September 30, 2007 compared to net interest income of $375,000 for the nine months ended September 30, 2006. The increase in net interest expense is the result of the outstanding balances under the revolving credit facility and convertible note. This debt was issued to provide the majority of the funding for the acquisition of SkyTel on January 31, 2007. The interest income earned in 2006 was attributable to earnings on cash and cash equivalents held during the period. The gain on sale of assets of $2.0 million for the nine months ended September 30, 2007 related to the sale of a company owned facility in the first quarter of 2007.
Income taxes
     Income tax expense was $40,000 for the nine months ended September 30, 2007 compared to an income tax benefit of $1.7 million for the nine months ended September 30, 2006. The income tax expense in 2007 primarily relates to state income taxes. The income tax benefit for the nine months ended September 30, 2006 includes a benefit totaling $1.8 million related to the discontinued operations of the J.W. Miller division, partially offset by a provision for state income taxes of $68,000.

Discontinued operations
     In April 2006, the Company sold its J. W. Miller division. Accordingly, the results of the J. W. Miller division have been classified as discontinued operations in the accompanying financial statements. For the nine months ended September 30, 2006, the Company recorded a gain on the sale of discontinued operations, net of tax, of $4.4 million and had income from discontinued operations, net of taxes, of $492,000.
Business Segment Results
Technology Solutions: Technology Solutions revenues of $62.0 million for the nine months ended September 30, 2007 represented an 11.9% increase from the $55.4 million for the nine months ended September 30, 2006. Product revenues of $36.2 million for the nine months ended September 30, 2007 represented a 12.4% increase from the $32.6 million for the nine months ended September 30, 2006, which is primarily the result of higher sales of software licenses. Service revenues of $25.8 million for the nine months ended September 30, 2007 represented a 16.3% increase from the $22.8 million for the nine months ended September 30, 2006. The service revenue increase is primarily attributable to an increase of $4.6 million in revenue for the nine month period ended September 30, 2007 related to a customer relationship management engagement at the Company’s Springfield call center that commenced in the summer of 2006, partially offset by the loss of revenues related to the termination of an unprofitable repair depot project at the end of 2006.
     Technology Solutions segment operating loss totaled $4.0 million for the nine months ended September 30, 2007 compared to $2.8 million for the nine months ended September 30, 2006. The increase in operating losses for the nine months ended September 30, 2007 is primarily the result of bad debt expense of $2.7 million related to recording a full reserve on a receivable from a Springfield call center customer, SunRocket, which ceased operations in July 2007.
SkyTel: SkyTel’s results are included in the Company’s results from January 31, 2007, the date the acquisition was completed. SkyTel’s revenues for the eight months ended September 30, 2007 totaled $62.3 million. SkyTel’s segment operating income for the eight months ended September 30, 2007 totaled $218,000. Depreciation, amortization, and accretion expense for the eight months ended September 30, 2007 totaled $3.2 million.
Recreational Products: Recreational Products revenues of $36.5 million for the nine months ended September 30, 2007 represented a 2.5% decrease from the $37.4 million for the nine months ended September 30, 2006.
     Recreational Products segment operating income totaled $790,000 for the nine months ended September 30, 2007 compared to $1.7 million for the nine months ended September 30, 2006. The decrease in operating income is primarily attributable to the decrease in revenue, a decrease in gross margin from 25.4% for the nine months ended September 30, 2006 to 24.5% for the nine months ended September 30, 2007 and a $333,000 increase in SG&A expenses. The decline in gross margin is primarily the result of unfavorable market conditions due to high fuel prices, unfavorable product mix with a higher volume of low margin marine electronics product sales and a lower volume of high margin snowmobile and recreational vehicle product sales. The increase in selling, general and administrative expenses is the result of costs associated with increased selling and administrative staff, increased freight costs and costs associated with the move to a new distribution facility in Milwaukee, Wisconsin.
Corporate: Corporate overhead costs of $5.4 million for the nine month period ending September 30, 2007 represented a 20.0% increase from $4.5 million in 2006. The increase is the result of several factors including costs associated with the move of the corporate headquarters from Los Angeles to Indianapolis and additional corporate staff to support the larger organization after the completion of the SkyTel acquisition.

Changes in Financial Condition
Liquidity and Capital Resources
     Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	September 30	December 31
	2007	2006
Cash and cash equivalents	$254	$3,637
Working capital	$3,696	$11,543
Current ratio	1.07	1.54
Debt to total capitalization	42.70%	0%
Shareholders equity per share	$1.36	$2.12
Days sales in receivables	67	59
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
     On August 13, 2007, the Company and its subsidiary entered into Amendment Number Two to Credit Agreement, Consent and Waiver (the “Second Amendment”), with WFF. The Second Amendment amended the Company’s Credit Agreement dated January 31, 2007 (the “Credit Facility”) and provided the Company with an incremental $2 million of availability through the closing of the sale of the Shares to Sprint. The Second Amendment also amends the profitability covenants for the nine month period ended September 30, 2007 and the twelve month period ended December 31, 2007 and reduced the amount of the Credit Facility available for borrowing upon completion of the sales of Shares to Sprint. On October 15, 2007, the sales of the Shares to Sprint closed and the Company received $12.5 million in cash.
     During the nine months ended September 30, 2007, net cash provided by operating activities was $8.4 million, primarily the result of an increase in accounts payable of $6.5 million, primarily at SkyTel as very little accounts payable was assumed as part of the SkyTel acquisition on January 31, 2007, a decrease in accounts receivable of $1.8 million, driven by focused collection efforts and timing of payments, and a decrease in inventory of $1.6 million, driven by inventory reductions in the Recreational Products segment. Net cash used in investing activities was $34.9 million, primarily the result of the acquisition of SkyTel and purchase of fixed assets, partially offset by $2.0 million in cash proceeds from the sale of a building during the first quarter of 2007 and the $0.9 million in cash proceeds from the sale of assets at the Springfield call center in the third quarter of 2007. Net cash provided by financing activities totaled $23.0 million, primarily the result of the proceeds received from the Revolving Credit Facility and the Convertible Note in conjunction with the acquisition of SkyTel. The Company also financed the purchase of certain products sold by the Technology Solutions division during the third quarter of 2007 with floor planning facilities available to the Company.
     During the nine months ended September 30, 2006, net cash used by operating activities totaled $512,000 which is primarily the result of a loss from continuing operations of $3.5 million and cash used in discontinued operations of $1.5 million partially offset by depreciation and amortization of $1.6 million and a net decrease in working capital of $2.6 million due to a decrease in inventory and an increase in accounts payable partially offset by an increase in accounts receivable. Net cash provided by investing activities of $5.9 million is primarily the result of the proceeds received from the sale of the J.W. Miller business partially offset by purchases of fixed assets.
     As of September 30, 2007, the total debt outstanding was $21.9 million, consisting of $11.4 million outstanding under the Revolving Credit Facility and $10.5 million outstanding on the Convertible Note, prior to the accounting for the beneficial conversion feature and the Company had $5.2 million available for future borrowings under the Revolving Credit Facility.
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
     The Company believes that sufficient cash resources exist for the foreseeable future to support its operations and commitments through cash generated from operations, proceeds from the sale of the Shares to Sprint, proceeds from other potential asset sales and advances under the Revolving Credit Facility. Management continues to evaluate its options in regard to obtaining additional financing to support ongoing operations.
Consolidated Balance Sheet
     The increase in certain accounts on the consolidated balance sheet is driven by the SkyTel acquisition described in Note 3 to the consolidated financial statements.
Off-Balance Sheet Arrangements
     The Company does not have any material off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
     Approximately $15 million in lease commitments were assumed in connection with the SkyTel acquisition. SkyTel has operating leases related to locations on radio towers and building rooftops for placing network equipment in service. The leases have terms ranging from one month to six years. During 2007, the Company entered into a five year facility lease with an aggregate commitment of $2.5 million related to the SkyTel operations. On August 2, 2007, the Company reached an agreement with a third party to assume a lease in Springfield, Missouri that had a remaining lease term of 29 months and a commitment of approximately $3.0 million. In August 2007 the Company entered into a 24 month lease facility to finance the acquisition of wireless routers and related equipment associated with the SkyTel business. The lease is accounted for as a capital lease and is recorded on the Consolidated Condensed Balance Sheet at approximately $1.7 million (includes present value of interest payments). Other than the leases described in this paragraph, there have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on From 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates on variable rate debt. Under the Credit Agreement with WFF, advances bear interest based on WFF’s prime rate plus a margin or at LIBOR Rate plus a margin. Based on the Company’s average outstanding variable rate debt during the quarter ended September 30, 2007, a 1% increase in the variable rate would increase annual interest expense by approximately $110,000.
Item 4. Controls and Procedures
     Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

BELL INDUSTRIES, INC.
Dated: November 14, 2007	By:	/s/ Clinton J Coleman
Clinton J. Coleman
Interim Chief Executive Officer (authorized officer of registrant)

Dated: November 14, 2007	By:	/s/ Kevin J. Thimjon
Kevin J. Thimjon
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)