Form 10-K
period 2007-12-31
BELL INDUSTRIES INC /NEW/
filed 2008-04-14
CIK 945489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 31, 2007
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

Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐     No ☑

As of June 28, 2007 the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $29,104,993.

As of April 10, 2008 the number of shares outstanding of the Registrant’s class of common stock was: 8,650,224.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the commission no later than 120 days after the end of the fiscal year covered by this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Annual Report include whether we are able to reach final agreement with Newcastle Partners L.P. on the terms of its consent to our sale of the SkyTel Business, as defined below, what the terms of that waiver and consent will be, and whether or not all of the conditions to the closing of the SkyTel Business are satisfied. In addition, further important factors that could cause actual results to differ are set forth in this Annual Report, including the matters under the section “Item 1A. Risk Factors,” and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

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

Overview

Bell Industries is a California corporation. We conduct our business through three business divisions: Technology Solutions Group, Recreational Products Group and SkyTel. Our Technology Solutions Group’s operations include technology product sales and managed technology and product lifecycle management services. Our Recreational Products Group’s operations include sales of aftermarket products for recreational vehicles, boats, snowmobiles, motorcycles and ATVs. Our SkyTel division, a business division largely developed by an acquisition in 2007, provides national wireless services and support, including email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging.

As of December 31, 2007, Bell employed approximately 936 people, of which 117 employees were primarily dedicated to our Recreational Products Group, 526 employees were primarily dedicated to our Technology Solutions Group, 268 employees were primarily dedicated to our SkyTel division and 25 employees were primarily dedicated to our general corporate and administrative operations.

Since the beginning of 2007, we have undergone a significant change in senior management. This includes the appointment of Kevin J. Thimjon as Chief Financial Officer in January 2007 and his subsequent promotion to President in February 2008 and the appointment of Clinton J. Coleman as interim Chief Executive Officer of Bell in July 2007.

Since that time, we have reviewed our current operations and the overall direction of our company in order to develop a turnaround initiative to return the Company to profitability and positive cash flow. As part of this undertaking, we have reviewed our overall business strategy with the intention to (i) reduce fixed and variable costs, (ii) sell or otherwise monetize underperforming assets, (iii) establish business segment focus, and (iv) focus on qualified growth opportunities.

Recent Events

Sale of SkyTel Division

Over the course of 2007, we were approached by several third parties interested in pursuing a potential acquisition of some or all of our SkyTel division. After evaluating the prospects for the SkyTel division, we determined that it was in the best interest of the Company and our shareholders to analyze strategic alternatives with respect to SkyTel in order to maximize value to the Company, including sale of the business and other alternatives to monetize and recoup our investment in SkyTel.

As a result of our analysis of our strategic alternatives with respect to SkyTel, we determined that the Company could realize the most value by selling the business related to our SkyGuard and Fleethawk automated vehicle location products (the “AVL Business”), which was a business line operated through our SkyTel division, and then separately selling the remaining business of SkyTel. In late 2007, we entered into separate letters of intent to sell both the AVL Business and the remaining SkyTel division to separate third parties.

On February 14, 2008, we entered into an asset purchase agreement (the “SkyGuard Purchase Agreement”) with SkyGuard, LLC. Pursuant to the SkyGuard Agreement, we sold substantially all of the assets related to our AVL Business. We received approximately $7 million in cash as a result of this sale. As a result of this sale, we no longer operate or market the AVL Business.

On March 30, 2008, we entered into an asset purchase agreement (the “Velocita Purchase Agreement”) with Velocita Wireless, LLC (“Velocita”), pursuant to which we will sell substantially all of the remaining assets and certain liabilities primarily related to our paging and wireless telemetry business and their related service and support operations (the “SkyTel Business”) to Velocita (the “Transaction”).

If the Transaction is consummated, we will receive aggregate consideration of $8 million in cash in connection with the Transaction, comprised of $3.0 million in cash at closing, which is subject to a post closing adjustment, and deferred payments totaling $5.0 million to be paid over a period of two years. The deferred payments will be evidenced in the form of a promissory note, which will be secured by a security interest in and pledge of certain of the assets being sold to Velocita in the Transaction. The closing of the Transaction is subject to customary closing conditions, including, among other things, approval of, or non-objection by, the Federal Communications Commission and the consents of our secured lenders. Both Velocita and the Company have the right to terminate the Velocita Purchase Agreement upon the occurrence or non-occurrence of certain events or if the closing of the Transaction is not completed prior to a specified date. The transaction is currently expected to close in 60 to 100 days from the date the Velocita Purchase Agreement was signed. Following the completion of the Transaction we will no longer operate our SkyTel Business. Pursuant to the Velocita Purchase Agreement, we agreed to indemnify Velocita for any losses from breaches of our representations, warranties or covenants that occur within certain periods after the closing, subject to certain maximum amounts. In addition, we have agreed to retain all liabilities relating to the SkyTel Business that are not being expressly assumed by Velocita, and to indemnify Velocita for any claims or damages arising from such retained liabilities.

Settlement Agreement

Since 1998, Bell has been defending an action brought by Williams Electronics Games, Inc., et al. (“Williams”) against Bell and other defendants alleging common law fraud and several other infractions related to Williams’ purchase of electronic components at purportedly inflated prices from various electronics distributors under purported kickback arrangements during the period from 1991 to 1996. Bell was a named defendant as successor in interest to one of the originally named defendants. In March 2008, we reached an agreement in principle to settle with Williams. The settlement is contingent upon the closing of the sale of the SkyTel Business to Velocita and execution of final settlement documentation and requires Bell to pay $500,000 upon the closing of the Transaction and make deferred payments of $300,000 on each of the one and two year anniversaries of the closing.

Amendment of Credit Facility

As of December 31, 2007, we had $4.8 million of indebtedness outstanding under our credit facility with Wells Fargo Foothill, N.A. (“WFF”). The facility is secured by a lien on substantially all of our assets. After the completion of the sale of our AVL Business, we paid down all of the indebtedness under the credit facility using the funds received from the sale, but we have since borrowed on the credit facility to fund our ongoing operations. On April 11, 2008, we amended our credit facility with WFF to give effect to the SkyGuard Purchase Agreement and the Velocita Purchase Agreement. This amendment resulted in the modification of the calculation of the profitability covenants to exclude the results of the AVL Business and the SkyTel Business and amended the minimum profitability covenants as of December 31, 2007 and the four quarters of the year ended December 31, 2008. The amendment also resulted in an increase in the margin on our borrowing rates by 50 basis points effective May 1, 2008.

Proposed Modification to Convertible Note

Prior to our entry into the Velocita Purchase Agreement, we determined that the consent of Newcastle Partners L.P., one of our secured lenders, would be required to consummate the sale of the SkyTel Business. On January 31, 2007, the Company issued a $10,000,000 Convertible Promissory Note (the “Convertible Note”) to Newcastle pursuant to a purchase agreement. Under the purchase agreement, the Company granted Newcastle certain governance and related rights so long as Newcastle beneficially owns at least 5% of our outstanding common stock, including the right to designate two members to the board and a pre-emptive right to acquire additional securities in the event we propose to issue any additional securities. We also agreed to exempt Newcastle from any stockholder rights plan that may be adopted in the future and exempted Newcastle from certain notice provisions with respect to shareholder meetings and nominations of directors, as set forth in the Company’s bylaws. In connection with the purchase of the Convertible Note, the Company and Newcastle also entered into a registration rights agreement, pursuant to which Newcastle was granted demand and piggyback registration rights in respect of shares of common stock that may be issued under the Convertible Note. As security for our obligations under the Convertible Note, Newcastle holds a subordinated security interest in substantially all of our assets including the SkyTel Business.

We determined that the cash we expect to receive upon the closing of the transaction with Velocita will not be sufficient to satisfy the outstanding principal and interest on the Convertible Note. Newcastle has requested substantial modifications (the “Proposed Modifications”) to the terms of its Convertible Note as consideration for its consent to the transaction with Velocita, which represents the sale of a substantial portion of the collateral securing our debt to Newcastle under the Convertible Note. The material terms of the Proposed Modifications requested by Newcastle include: (i) a significant reduction to the conversion price of the Convertible Note from $3.81 per share; (ii) the right to designate at least 50% of the members of our board of directors under certain conditions; (iii) the request to comply with new financial and operating covenants consistent with WFF relating to our financial performance and operations in order for the Convertible Note not to be declared in default; and (iv) the issuance by us of a warrant to acquire additional shares of our common stock at an exercise price of $0.01 per share (the “Warrant”). Although we have not finalized the terms of our negotiations with Newcastle, we believe that any definitive agreement we reach with Newcastle will contain terms materially similar to the terms proposed by Newcastle. There can be no assurance that we will be able to reach final agreement with Newcastle on the Proposed Modifications or what the final terms of these Proposed Modifications will be.

De-Listing from American Stock Exchange

On April 2, 2008, we announced our intention to voluntarily de-list our common stock from the American Stock Exchange. On April 14, 2008, we filed a Form 25 with the SEC. We currently expect that the delisting of our common stock becoming effective ten days thereafter. The last day of trading of our common stock on the American Stock Exchange is expected to be on or about April 24, 2008. After withdrawal of our common stock from listing on the American Stock Exchange, we expect that the shares will be quoted on the OTC Bulletin Board.

Technology Solutions Group

Bell’s Technology Solutions Group (“TSG”), (2007 net revenues of $75.3 million) is a provider of integrated technology solutions for organizations throughout the United States. TSG is headquartered in Indianapolis, Indiana, and has offices and service facilities in the midwestern and eastern areas of the United States. TSG has two distinct go to market offerings including (i) information technology lifecycle asset management (“Technology Lifecycle Management”) and product lifecycle asset management (“Product Lifecycle Management”).

The Technology Lifecycle Management business encompasses services including (i) product procurement and software licensing; (ii) integration, configuration and asset tagging; (iii) product and software deployments; (iv) product moves, adds and changes; (v) repair services; (vi) help desk support; (vii) disposal of business infrastructure; (viii) networking and security services; (ix) server, storage and virtualization solutions; (x) Microsoft implementations and migrations; and (xi) select managed services. We provide our customers with a complete information technology solution by applying the right products and services to create a solution that reduces cost and increases business efficiencies.

Our Technology Lifecycle Management strategy is to understand our clients’ business drivers and challenges and assist in the planning, implementation and support of the technology solutions that support their business needs. We offer a variety of technology assessments that allow the clients to more thoroughly and objectively understand their current information technology environments followed by detailed industry best practices recommendations for technology change to assist in driving toward a particular business goal or remediation of a business challenge.

Product sourcing services include the use of Bell Direct, a branded web procurement system that provides state-of-the-art, integrated electronic sourcing for technology products. Product sales include desktop and laptop computers, access devices, servers, storage, printers, network products, memory, monitors, consumables, and software from several hundred manufacturers, including, Hewlett-Packard, IBM, Lenovo, Dell, Apple, Panasonic, Okidata, VMWare, VERITAS, Microsoft, Symantec, and Adobe Systems. Technology products are purchased both through the web and by utilizing our inside sales team that purchases through both manufacturers and distributors. Our primary distributor suppliers are Tech Data Corporation and Ingram Micro Inc.

The Technology Lifecycle Management solutions range from the most basic and flexible desktop services described above to include services provided by our focused professional services group through local warehousing and integration centers. The professional services group is made up of three practices, including (i) the networking practice which includes switching and routing, wireless and network security solutions; (ii) the server and storage practice that focuses on Hewlett-Packard standard servers and blade servers, VMWare vitalization software and Hewlett-Packard storage devices; and (iii) the Microsoft practice which specializes in Active Directory, Exchange, and service center implementations and migrations. Utilizing the products of Cisco, Hewlett-Packard Procurve, Hewlett-Packard servers and storage and Microsoft technologies, we engage our highly trained and experienced engineers to plan, design, implement and support our clients’ professional services solutions. For the small-to-medium sized business market, we also offer managed services solutions including hosting, monitoring and management of business systems by dedicated TSG staff utilizing the Level Platforms software solution.

The competitors in the Technology Lifecycle Management marketplace consist primarily of local boutique or specialty solutions providers and multi-national organizations such as IBM Global Services and Electronic Data Systems (EDS).

The Product Lifecycle Management business includes two primary services offerings (i) mobile device management services; and (ii) reverse logistics services.

The mobile device management services (“MDM Services”) provide clients with the necessary skills and services to help them better control costs and manage the increasing complexity and usefulness of wireless devices. This enables our clients to reduce the total cost of ownership, enhance customer and employee service and satisfaction, and increase workforce productivity by providing end-to-end services in support of their personal digital assistants (“PDAs”) and smart phones.

Bell takes a holistic approach to MDM Services, utilizing best in class partnerships while being the single point of contact for all end user support. The Company has relationships with respected telecommunications expense management providers such as Mobilsense and Invoice Insight, as well as premier wireless device manufacturers including Palm, HTC, Motorola and Nokia along with the major wireless carriers including AT&T, Verizon, Sprint and T-Mobile. The MDM Services include the following offerings:

•	24 hours x 7 days a week single point of contact help desk and customer support

•	Online ordering and provisioning portal

•	Technical support help desk integrated with our depot repair operations and customer relationship management infrastructure

•	Asset and inventory management

•	Pre-imaged advanced exchange spares

•	Returns processing

•	Device retirement and disposal

•	Reporting and analysis

The Reverse Logistics (“RL Services”) offering includes program management and outsourcing services across its key functional areas including (i) logistics services; (ii) returns management; (iii) advance exchanges; (iv) repair and refurbishment; and (v) remarketing and product disposal. Bell provides its customers with an integrated service offering that allows our clients to rely on our team to manage and support these functions. Bell delivers these capabilities through a network of niche providers with expertise in logistics, remarketing and disposal while Bell provides the necessary skill and expertise in returns management, advance exchange and repair and refurbishment of consumer electronic products.

RL Services’ core competencies exist within the advance exchange, product refurbishment, and depot repair areas. We support a vast array of technology and consumer electronics equipment, including personal computers, servers, routers, printers, point of sale equipment, mobile phones, MP3 players, and DVD and CD players across a majority of the original equipment manufacturers (“OEMs.”) Our insourcing/outsourcing model provides our retail and OEM customers with the necessary flexibility to leverage our experiences, processes and overall domain expertise to support their businesses nationwide. Additionally, our integrated solution and overall ability to manage through the complexity within RL Services allows our clients to reduce handling times, waste/scrap, transportation costs and unnecessary overhead thus enabling them to focus on their core competencies.

There are a number of competitors in the Product Lifecycle Management marketplace, including national and multi-regional companies such as Celestica, Inc., Flextronics International and Data Exchange Corporation, as well as a number of local and regional firms providing similar services.

Two clients, which are both Fortune 500 companies, accounted for approximately 30% of the TSG revenues for the year ended December 31, 2007.

Recreational Products Group

The Recreational Products Group (“RPG”) (2007 net revenues of $44.6 million) sells replacement parts and accessories for recreational vehicles (RVs), boats, snowmobiles, motorcycles, all terrain vehicles (ATVs) and utility vehicles (UTVs). RPG supplies these products in the upper Midwestern United States to dealerships, retail stores and independent repair facilities. RPG operates three distribution centers located in Eagan, Minnesota; Milwaukee, Wisconsin; and Grand Rapids, Michigan.

RPG has significant market share in the distribution of recreational and other leisure-time vehicle replacement parts and accessories in Minnesota, Wisconsin and Michigan. RPG sells approximately 8,000 recreational vehicle-related products, 11,000 marine products, 5,000 motorcycle and ATV products and 3,000 snowmobile products. Major product lines distributed by RPG include Dunlop tires (motorcycle tires), Carefree of Colorado (awnings for RVs and campers), Reese Products (trailer hitches for all types of vehicles) and Johnson Outdoors, Inc. (marine trolling motors, depth finders and fish locators.) RPG has over 5,000 customers; no single customer accounts for over 3% of its annual sales.

RPG faces significant competition from national and regional distributors of aftermarket products for recreational vehicles, boats, snowmobiles, motorcycles and ATV/UTVs. Sizable competitors include Coast Distribution System, Inc. and Stag-Parkway, Inc. (recreational vehicles), Parts Unlimited, Marshall Distributing, Inc. and Tucker Rocky Distributing (motorcycles, ATVs and snowmobiles), and Coast Distribution System, Inc. and Land ‘N’ Sea Distributing, Inc. (marine). RPG is also facing increasing competition from big box retailers, including Cabela’s, Wal-Mart and Gander Mountain.

SkyTel

We acquired our SkyTel division on January 31, 2007. Our SkyTel division is a leading nationwide provider of wireless data and messaging services in the United States. The division is headquartered in Clinton, Mississippi. The Company offers several types of wireless services including traditional paging services (including one-way numeric and alpha-numeric), interactive two-way messaging, telemetry, wireless email as well as fleet tracking and management services.

SkyTel’s customers include a broad range of mid to large-sized corporate and governmental users. The Company has a strong presence in the Fortune 1000, with over two-thirds being SkyTel customers. The Company markets its products and services through the following three strong and well-established sales channels: (1) commercial sales, (2) government sales, and (3) wholesale sales. Among these sales channels, distribution is accomplished through several models including a direct sales force, a national sales center and third-party agents. Our SkyTel division generated $83.6 million in net revenues during the eleven months ended December 31, 2007. Revenue for SkyTel is generated from monthly service plans which offer messaging services which are defined by geographical and/or volume restrictions, devices which may be either rented on a month-to-month basis or purchased outright, as well as overcall charges which are assessed when a user exceeds the messaging allotment associated with their selected service plan. Additional revenues are gained through the wholesale channel whereby third party carriers may elect to offer service to its customers over the SkyTel network. In such instances SkyTel has a wholesale relationship with the carrier and no direct insight into the actual end-user customer. The carrier purchases service airtime from SkyTel which it repackages and sells to its customers. Likewise SkyTel utilizes a wholesale model to offer coverage to its customers on third-party networks when SkyTel is unable to offer coverage on its own network.

SkyTel currently owns and operates both its one-way and two-way networks. Each of these networks are comprised of terminals, radio transmitters and receivers, switches, radio frequency controllers, and ancillary equipment, such as coaxial cable and antennas, which are installed at sites strategically located across the United

States. In total, the two networks are comprised of equipment located at over 4,500 sites, all of which are either leased from third-parties or are made available by customers on a rent-free basis.

While there remain many small regional providers of paging services, SkyTel’s primary competitors continue to be USA Mobility and American Messaging. USA Mobility is the only other carrier to maintain a nationwide footprint for advanced, two-way interactive messaging and American Messaging offers its customers a nationwide footprint for one-way messaging. While competitive in the pursuit of many commercial opportunities, these three largest providers (SkyTel, USA Mobility and American Messaging) continue to maintain wholesale relationships with one another to allow each to resale services over each others’ networks, in an effort to continuously provide customers with the coverage they need.

After the completion of the Transaction, we will no longer operate the SkyTel Business.

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

Risks Related to Our Turnaround Initiative

The Company’s turnaround and restructuring efforts may not achieve the intended benefits.

The Company has instituted turnaround initiatives to increase productivity and lower costs; however, our efforts in these regards are not proven and may not be effective or successful. If our turnaround efforts fail to perform as we anticipate, we may implement additional turnaround and restructuring efforts. The Company’s turnaround efforts to date and any future efforts have placed, and may continue to place, a significant strain on the Company’s managerial, operational, financial, and other resources.

We might fail to execute our turnaround plan.

The execution of our turnaround plan entails significant risks and costs, and we might not succeed in operating under our turnaround plan for many reasons. Because we necessarily lack historical operating and financial results for our turnaround business model, it will be difficult for us, as well as for investors, to predict or evaluate our business prospects and performance. Our business prospects would need to be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition.

We might not be able to execute under our turnaround plan if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely.

Our success under our turnaround plan will depend heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and lines of business. Over the last year we have had substantial turnover in our executive management team, including the separations of our former chief executive officer and chief financial officer in 2007. Some executives have joined us in key management roles only recently. In January 2007, Kevin J. Thimjon was appointed to serve as our chief financial officer and was subsequently promoted to serve as our President in February 2008, and Clinton J. Coleman was appointed as our chief executive officer on an interim basis in July 2007. We might not be able to execute on our turnaround if we were to lose the services of any of our key personnel. If any of these individuals were to leave unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

Risks Related to our Transaction with Velocita

The Transaction with Velocita may not be completed if the conditions to closing are not satisfied or waived.

There is a risk that the proposed Transaction with Velocita may not be completed because the conditions to closing, including regulatory approvals and required consents from third parties, may not be satisfied or waived. In addition, both Velocita and the Company have the right to terminate the Velocita Purchase Agreement upon the occurrence or non-occurrence of certain events or if the closing of the Transaction is not completed prior to a specified date. If the proposed Transaction is not completed or if the Velocita Purchase Agreement is terminated, it is possible that we will have difficulty recouping the costs incurred in connection with negotiating the proposed Transaction, we will not realize the anticipated cash proceeds from the sale to finance our continuing operations and our business may be seriously harmed.

If the Transaction is not completed, we may incur operating losses in our SkyTel Business.

Since our acquisition of the SkyTel Business, we have incurred net operating losses in our SkyTel Business. While the Company has implemented several cost reduction initiatives which have allowed the SkyTel division to generate operating profits in early 2008, there continues to be a risk that continued reductions in the revenues of the SkyTel division may cause the SkyTel division to generate operating losses in the future.

It is possible that we may not receive all of the cash provided for in the Velocita Purchase Agreement and accordingly, we may have less cash to fund our remaining operations.

Pursuant to the Velocita Purchase Agreement, if the net current assets, as defined, of the SkyTel Business as of the closing are less than a negative $1.6 million, the amount of cash we will receive under the Velocita Purchase Agreement will be reduced on a dollar-for-dollar basis. In addition, we have agreed in the Velocita Asset Purchase Agreement to indemnify Velocita in certain circumstances, including if we breach our representations, warranties or covenants in the Velocita Purchase Agreement and if Velocita incurs any damages as a result of liabilities that we agreed to retain.

At the closing of the Transaction, Velocita will issue to us a secured promissory note with a principle amount of $5.0 million. In certain circumstances, Velocita may be entitled to withhold from the amounts due and payable under the note to the extent we have not otherwise performed under our indemnification obligations under the Velocita Purchase Agreement. In the event that Velocita becomes entitled to any such indemnification under the Velocita Purchase Agreement and exercises its rights to offset such losses against the note, the amount of cash we have available in the future will be reduced. Accordingly, there is no guarantee that we will receive these funds.

Under the Velocita Purchase Agreement we will continue to be exposed to contingent liabilities relating to the SkyTel Business and the Transaction, which could adversely affect our financial condition.

In the Velocita Purchase Agreement, we have made customary representations and warranties to Velocita. Pursuant to the Velocita Purchase Agreement, we agreed to indemnify Velocita for any losses from breaches of our representations, warranties or covenants that occur within certain periods after the closing, subject to certain maximum amounts. In addition, we have agreed to retain all liabilities relating to the SkyTel Business that are not being expressly assumed by Velocita, and to indemnify Velocita for any claims or damages arising from such retained liabilities. If we incur any such indemnification obligations following completion of the Transaction, it could adversely impact our cash resources and our ability to operate and grow our other businesses.

If the proposed Transaction with Velocita is not completed, we may explore other potential transactions but there may not be any other offers from potential acquirors.

If the Transaction with Velocita is not completed, we will continue to operate our historical businesses, including the SkyTel Business. We may explore other strategic alternatives, including a sale of the SkyTel Business to another party, or we may pursue other business opportunities and investments unrelated to our current business. There can be no assurance that we will be able to successfully pursue any such strategic alternatives or that any potential transaction will provide consideration equal to or greater than the price proposed to be paid by Velocita in the Transaction.

If the proposed Transaction with Velocita is not completed, we may need additional funds to continue or grow our existing business and we may not have sufficient funds to continue the SkyTel business.

If the proposed Transaction with Velocita is not completed, we will continue to operate our SkyTel Business. We believe that we will need additional funding to continue the development of our historical businesses and the SkyTel Business. To the extent that we do not obtain needed capital for our historical businesses through the sale of the SkyTel Business, we may have to obtain it through the issuance of additional debt or equity, or through other means. There is no guarantee that we would be able to obtain such funding or enter into such relationships on terms acceptable to us or at all. Further, there is no guarantee that we would be able to obtain any funding upon acceptable terms. Failure to obtain such funding or enter into such relationships could seriously harm our business.

Our business will be harmed if the proposed Transaction with Velocita disrupts the operations of our business and prevents us from realizing intended benefits.

Prior to the closing of the Transaction, our business operations may be disrupted due to a number of factors, any of which could harm our business or ability to complete the proposed Transaction. These factors include:

•	loss of key employees, sales representatives, vendors, or customers;

•	expenses incurred in connection with the proposed Transaction; and

•	the diversion of management’s attention from our day-to-day business.

We may be required to make substantial concessions to our secured lenders in order to obtain the necessary consents to consummate the Transaction.

The consents of our secured lenders to the Transaction are required under the terms of the Velocita Purchase Agreement and under the terms of our credit agreements with our secured lenders. In particular, Newcastle Partners, L.P., which is the holder of a $10 million convertible promissory issued by the Company in January 2007, holds a subordinated security interest in substantially all of our assets, including the assets of the SkyTel Business. The cash we expect to receive upon the closing of the Transaction will not be sufficient to satisfy the outstanding principal and interest on the convertible promissory note. Newcastle has requested substantial modifications to the terms of its convertible note as consideration for its consent to the Transaction, which represents the sale of a substantial portion of the collateral securing the Company’s debt to Newcastle. Among other things, Newcastle has requested a significant reduction to the conversion price of the convertible note, certain additional rights to appoint members of our board of directors and warrants to acquire a significant amount of additional shares of our common stock. The members of our board of directors that are not affiliated with Newcastle have formed a special committee to review and analyze the Newcastle proposal, as well as other alternatives available to the Company. The Company cannot make assurances that it will be able to refinance the convertible note, whether through additional debt or equity, on commercially reasonable terms, terms more favorable that those being offered by Newcastle or at all.

If we agree to the Proposed Modifications, including issuance of the Warrant and an amended Convertible Note, Newcastle may have the ability to acquire in excess of a majority of our outstanding common stock, as well as the right to designate at least 50% of the members of our Board of Directors, which could give Newcastle control over the management of our business to the detriment of our other shareholders.

Newcastle currently beneficially owns approximately 30% of our outstanding common stock (including common stock issuable upon exercise of their Convertible Note). In addition, Newcastle currently has the right to designate two of our board members (which currently includes our current Chief Executive Officer) and a preemptive right to acquire additional securities in the event we propose to issue any additional securities. In connection with the Proposed Modifications, Newcastle would be issued a warrant to acquire additional shares of our outstanding common stock and, under the proposed terms of the amended Convertible Note, Newcastle may have the right to acquire in excess of a majority of our outstanding common stock. As a result, Newcastle could have the ability to exercise a controlling influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. In addition, Newcastle’s ability to designate at least 50% of our directors could dictate the management of our business and affairs. The interests of Newcastle may differ from other shareholders’ interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other shareholders of an opportunity to receive a premium for their common stock as part of a sale of our business. Furthermore, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders.

Risks Relating to the Company’s Capital Structure

The Company’s ability to make payments on its debt will be contingent on the Company’s future operating performance, which will depend on a number of factors that are outside of its control.

As of December 31, 2007, we had $4.8 million of indebtedness outstanding under our credit facility, as amended with WFF. The facility is secured by a lien on substantially all of our assets. After the completion of the sale of our AVL Business, we paid down all of the indebtedness under the credit facility using the funds received from the sale, but we have since borrowed on the credit facility to fund our ongoing operations. On April 11, 2008, we amended our credit facility with WFF to give effect to the SkyGuard Purchase Agreement and the Velocita Purchase Agreement. This amendment resulted in the modification of the calculation of the profitability covenants to exclude the results of the AVL Business and the SkyTel Business and amended the minimum profitability covenants as of December 31, 2007 and the four quarters of the year ended December 31, 2008. The amendment also resulted in an increase in the margin on our borrowing rates by 50 basis points effective May 1, 2008.

The Company’s ability to make principal and interest payments on its debt to WFF is contingent on its future operating performance, which will depend on a number of factors, many of which are outside of its control. The degree to which the Company is leveraged could have other important negative consequences, including the following:

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

The Company can provide no assurance that its businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable the Company to pay its indebtedness or to fund its other liquidity needs. Moreover, the Company may need to refinance all or a portion of its indebtedness on or before maturity or in connection with the closing of the Transaction. In such a case, the Company cannot make assurances that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all. If the Company is unable to make scheduled debt payments or comply with the other provisions of its debt instruments, the Company’s various lenders may be permitted under certain circumstances to accelerate the maturity of the indebtedness owed to them and exercise other remedies provided for in those instruments and under applicable law.

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

In addition, the Company must comply with certain financial covenants under its revised credit facility with WFF. In the event the Company was to fail to meet any of such covenants and were unable to cure such breach or otherwise renegotiate such covenants, the Company’s lenders would have significant rights to deny future access to liquidity and/or seize control of substantially all of its assets. The financial covenants with which the Company must comply include minimum EBITDA and maximum capital expenditures.

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

Our common stock will not be traded on a national securities exchange.

On April 14, 2008, we filed a Form 25 with the SEC in order to voluntarily delist our common stock from the American Stock Exchange. We currently expect that the delisting of our common stock becoming effective ten days thereafter. After withdrawal of our common stock from listing on the American Stock Exchange, we expect that the shares will be quoted on the OTC Bulletin Board. There can be no assurances that a market maker will make a market in our common stock on the OTC Bulletin Board or any other stock quotation system. Furthermore, securities quoted on the OTC Bulletin Board generally have significantly less liquidity than securities traded on a national securities exchange, not only in the number of shares that can be bought and sold, but also through delays in the timing of transactions, reduction in securities analyst and news media coverage, and lower market prices than might otherwise be obtained. As a result, purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock, our common stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Our ability to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future, may also be materially and adversely affected by the fact that our securities are not traded on a national securities exchange.

The fact that our common stock is not traded on a national securities exchange could also have other adverse effects on us in addition to the foregoing, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

Risks Related to the Company’s Operations

We have a history of operating losses.

We have incurred net losses in each of the past five fiscal years. As of December 31, 2007 we had an accumulated deficit of approximately $30.5 million. If our future revenues in each of our business units do not meet our expectations, or if operating expenses exceed what we anticipate, our business, financial condition and results of operations could be materially and adversely affected.

We face certain significant risks related to the currently pending Williams litigation and from other potential litigation that could materially adversely affect our financial condition and results of operations.

We have been engaged in ongoing litigation in connection with our 1997 purchase of Milgray Electronics, Inc., a publicly traded New York corporation, which was named as a defendant in an action alleging common law fraud and other infractions related to Williams’ purchase of electronic components at allegedly inflated prices from 1991 to 1996. Although the outcome of this litigation cannot be predicted, an adverse verdict could have a materially adverse effect on us. The defense of this lawsuit has required a significant amount of our management’s time and attention and, even if we prevail in defending this lawsuit, we will incur additional legal and related expenses. The disruptive effect and expense of this litigation could adversely affect our business, financial condition, results of operations and/or cash flows. Although we have reached an agreement in principle to settle with Williams, the agreement is conditioned upon, among other things, the closing of the Transaction. We also may become subject to other litigation in the future.

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

Future changes in financial accounting standards or practices could affect our reported results of operations.

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

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act. As a result, current and potential stockholders may lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business and we could be subject to regulatory scrutiny.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2007, to include in our annual reports on Form 10-K, our management’s report on internal control over financial reporting and, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2008, the registered public accounting firm’s attestation report on our management’s assessment of our internal control over financial reporting. We have completed our compliance for management’s report on internal control over financial reporting and implemented a plan for compliance with the accounting firm’s attestation report requirements of Section 404. See Item 9.A(T). for management’s report. As set forth in management’s report, we identified one material weakness in our internal control over financial reporting relating to the sale of our SkyTel division. We cannot guarantee that we will not have any additional “significant deficiencies” or “material weaknesses” within our processes. Compliance with the requirements of Section 404 is expensive and time-consuming. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish and maintain an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

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

Sales of products and services in our technology solutions business has been and is expected to continue to be concentrated in a small number of clients. Two of our clients accounted for approximately 30% of our total revenues for 2007 in our technology solutions business. In the event that any of these major clients should cease to purchase products or services from us, or purchase significantly fewer products and services in the future, we could experience materially adverse effects on our business, financial condition and results of operations.

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

At December 31, 2007, the Company leased 26 facilities, containing approximately 386,000 square feet. The Company did not own any facilities at December 31, 2007. The following table sets forth the facilities utilized by each of the Company’s business segments:

	Area in square feet (number of locations)
	Leased

Technology Solutions Group	122,000	(10)
Recreational Products Group	154,000	(3)
SkyTel	86,000	(12)
Corporate	24,000	(1)

	386,000	(26)

These properties are considered in good condition and suitable for their present use. Generally, the Company’s facilities are fully utilized although excess capacity exists from time to time.

Item 3.	Legal Proceedings

Williams litigation:  In May 1997, Williams filed a complaint in the United States District Court for the Northern District of Illinois (“US District Court”) against a former Williams employee and several other defendants alleging common law fraud and several other infractions related to Williams’ purchase of electronic components at purportedly inflated prices from various electronics distributors under purported kickback arrangements during the period from 1991 to 1996. In May 1998, Williams filed an amended complaint adding several new defendants, including Milgray Electronics, Inc., a publicly traded New York corporation (“Milgray”), which was acquired by Bell in a stock purchase completed in January 1997. The complaint sought an accounting and restitution representing alleged damages as a result of the infractions. Bell was not a party to the alleged infractions but has now been named a defendant because it is the successor in interest to Milgray. Bell has vigorously defended the case on several grounds and continues to assert that Milgray did not defraud Williams, and that Williams suffered no damages because the electronic components purchased by Williams were purchased at prevailing market prices.

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

In March 2008, the Company reached an agreement in principle to settle with Williams. The agreement is contingent upon the closing of the sale of the SkyTel business to Velocita Wireless LLC and execution of final settlement documentation and includes a payment of $500,000 upon the closing and payments of $300,000 on the one and two year anniversaries of the closing.

Other litigation:  The Company is involved in other litigation, which is incidental to its current and discontinued businesses. The resolution of the other litigation is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is currently listed on the American Stock Exchange under the symbol “BI.” On April 14, 2008, we filed a Form 25 with the SEC in order to voluntarily delist our common stock from the American Stock Exchange. We currently expect that the delisting of our common stock becoming effective ten days thereafter. After withdrawal of our common stock from listing on the American Stock Exchange, we expect that the shares will be quoted on the OTC Bulletin Board. The following table shows the high, low and closing market prices for the Company’s common stock during the eight most recent quarters.

	Quarter ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Year ended December 31, 2007
High	$5.11	$5.17	$3.75	$2.42
Low	3.60	3.45	1.73	0.82
Close	4.95	3.61	2.10	0.90
Year ended December 31, 2006
High	$2.75	$3.15	$3.18	$3.90
Low	2.40	2.25	2.70	2.77
Close	2.68	2.77	2.99	3.80

As of April 10, 2008 there were approximately 808 record holders of common stock. The Company has not paid dividends on its outstanding shares of common stock in the last two fiscal years.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, regarding compensation plans approved by shareholders and not approved by shareholders:

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance
	to be Issued upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants, and Rights		Warrants, and Rights	Reflected in Column (a))
	(a)		(b)	(c)

Equity compensation plans approved by shareholders	295,000		$3.63	850,000
Equity compensation plans not approved by shareholders	798,000	(1)	$3.78

Total	1,093,000		$3.74	850,000

(1)	Shares issued under equity compensation plans not approved by shareholders include (i) 225,000 shares issued under the Company’s 2001 Stock Option Plan; and (ii) 573,000 shares issued during 2006 and 2007, pursuant to employment agreements, as inducements for such employees to join the Company.

Item 6.	Selected Consolidated Financial Data

The following Selected Consolidated Financial Data reflects the Company’s SkyTel and J.W. Miller divisions as discontinued operations. In 2008, the Company has entered into two agreements, the SkyGuard Agreement and the Velocita Purchase Agreement, to sell the SkyTel division, which was acquired on January 31, 2007. In April 2006, the Company completed the sale of the J.W. Miller division.

	Year ended December 31,
	2007	2006	2005		2004		2003
	(Dollars in thousands, except per share data)

Operating Results
Net revenues	$119,918	$120,296		$122,563		$136,178		$135,579
Operating loss (1)	$(11,059)	$(10,042)		$2,924		$(2,565)		$(3,683)
Loss from continuing operations (1)	$(9,111)	$(7,364)		$(2,068)		$(1,960)		$(4,407)
(Loss) income from discontinued operations, net of tax	$(2,196)	$441		$1,269		$1,007		$620
(Loss) gain on sale of discontinued operations, net of tax	$(3,940)	$4,030	$		$		$
Net loss	$(15,247)	$(2,893)		$(799)		$(953)		$(3,787)
Financial Position
Working capital	$9,983	$11,543		$18,571		$19,085		$17,826
Total assets	$62,019	$43,114		$44,353		$45,189		$46,633
Long-term liabilities	$14,387	$3,622		$4,518		$5,025		$2,520
Shareholders’ equity	$4,783	$18,254		$20,304		$20,816		$21,597
Share and Per Share Data
BASIC AND DILUTED
Loss from continuing operations (1)	$(1.06)	$(0.86)		$(0.24)		$(0.23)		$(0.53)
(Loss) income from discontinued operations, net of tax	$(.25)	$0.05		$0.15		$0.12		$0.08
(Loss) gain on sale of discontinued operations, net of tax	$(.46)	$0.47	$		$
Net loss	$(1.77)	$(0.34)		$(0.09)		$(0.11)		$0.45
Weighted average common shares (000’s)	8,633	8,568		8,466		8,385		8,367
OTHER PER SHARE DATA
Shareholders’ equity	$0.55	$2.12		$2.37		$2.47		$2.58
Market price — high	$5.17	$3.90		$3.35		$3.70		$2.94
Market price — low	$0.82	$2.25		$1.98		$2.36		$1.47
Financial Ratios
Current ratio	1.2	1.5		2.0		2.0		1.8
Long-term liabilities to total capitalization	75.0%	16.6%		18.2%		19.4%		10.4%

(1)	Includes a before-tax charge of $325 in connection with a severance agreement for former executive in 2005 and a before-tax charge of $700 in connection with an employment agreement for another former executive in 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) an interpretation of SFAS No. 109 as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Upon adoption of FIN 48, the Company recognized a $132,000 decrease in the liability for unrecognized tax benefits, which has been accounted for as a reduction in accumulated deficit.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of SFAS 141(R), significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, will have to be expensed as incurred rather than recorded to goodwill as is generally permitted under SFAS No. 141, “Business Combinations” (“SFAS 141”). Additionally, contingent purchase price arrangements (also known as earn-outs) will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. The Company is continuing to assess the impact the adoption of SFAS 141(R) will entail. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 28, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present non-controlling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and non-controlling interests. SFAS 160 will apply prospectively and is effective as of the beginning of fiscal 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented upon adoption. The Company is in the process of determining the impact, if any, that the adoption of SFAS 160 will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective for fiscal years beginning after November 15, 2007. The Company is not anticipating the adoption of SFAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. On February 12, 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although not required, the FSP encourages entities to early adopt SFAS 157 for nonrecurring measurements made for nonfinancial assets and nonfinancial liabilities. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

Results of Operations

The following results of operations by business segment reflect the Company’s SkyTel and J.W. Miller divisions as discontinued operations. In 2008, the Company has entered into two agreements, the SkyGuard Agreement and the Velocita Purchase Agreement, to sell the SkyTel division, which was acquired on January 31, 2007. In April 2006, the Company completed the sale of the J.W. Miller division.

Results of operations by business segment were as follows (in thousands):

	Year ended December 31,
	2007	2006

Net revenues:
Technology Solutions Group
Products	$42,633	$43,477
Services	32,670	32,076

Total Technology Solutions Group	75,303	75,553
Recreational Products Group	44,615	44,743

Total net revenues	$119,918	$120,296

Operating income (loss):
Technology Solutions Group	$(3,661)	$(4,714)
Recreational Products Group	555	1,455
Corporate costs	(7,953)	(6,783)

Total operating loss	(11,059)	(10,042)
Gain on sale of assets	(2,024)
Interest expense (income), net		(456)
Provision for (benefit from) income taxes	76	(2,222)

Loss from continuing operations	(9,111)	(7,364)

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(2,196)	441
(Loss) gain on sale of discontinued operations, net of tax	(3,940)	4,030

Income (loss) from discontinued operations, net of tax	(6,136)	4,471

Net loss	$(15,247)	$(2,893)

The following summarizes comparative operating results data as a percentage of net revenues:

	Year ended December 31,
	2007	2006

Net revenues:
Products	72.8%	73.3%
Services	27.2	26.7

Total net revenues	100.0	100.0
Costs and expenses:
Cost of products sold	(60.5)	(59.8)
Cost of service provided	(18.5)	(21.8)
Selling and administrative	(29.1)	(25.7)
Depreciation and amortization	(1.0)	(1.0)
Gain on sale of assets	1.7
Interest (expense) income, net		0.4

Loss from continuing operations before income taxes	(7.5)	(7.9)
Provision for (benefit from) income taxes	(0.1)	1.8

Loss from continuing operations	(7.6)%	(6.1)%

The following summarizes other comparative operating results data:
Cost of products sold as a percentage of products revenues	83.2%	81.5%
Cost of services provided as a percentage of services revenues	68.1%	81.9%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The Company has provided a summary of its consolidated operating results for the year ended December 31, 2007 compared to the year ended December 31, 2006 followed by an overview of its business segment performance below:

Net revenues

Net revenues were $119.9 million for the year ended December 31, 2007 compared to $120.3 million for the year ended December 31, 2006, representing a decrease of $0.4 million or 0.3%.

Gross profit

Gross profit was $25.1 million, or 20.9% of net revenues, for the year ended December 31, 2007, compared to $22.2 million, or 18.4% of net revenues, for the year ended December 31, 2006. The increase in gross profit of $2.9 million is the result of an increase in gross profit in the Technology Solutions segment of $3.5 million during the year ended December 31, 2007, partially offset by a decrease in gross profit dollars in the Recreational Products segment of $0.6 million during the year ended December 31, 2007.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $36.2 million, or 30.2% of net revenues, for the year ended December 31, 2007, compared to $32.2 million, or 26.8% of net revenues, for the year ended December 31, 2006. The increase in SG&A expenses of $4.0 million is the result of increases in SG&A of $2.5 million in the Technology Solutions segment, $1.2 million in the Corporate segment and $0.3 million in the Recreational Products segment for the year ended December 31, 2007.

Interest and other, net

Net interest expense was zero for the year ended December 31, 2007 compared to net interest income of $456,000 for the year ended December 31, 2006. The increase in net interest expense is the result of the allocation of all of the Company’s $2.1 million of interest expense for the year ended December 31, 2007 to discontinued operations. Such interest expense is the result of the outstanding balances under the revolving credit facility and convertible note. This debt was issued to provide the majority of the funding for the acquisition of SkyTel on January 31, 2007. The interest income earned in 2006 was attributable to earnings on cash and cash equivalents held during the period. The gain on sale of assets of $2.0 million for the year ended December 31, 2007 related to the sale of a company owned facility in the first quarter of 2007.

Income taxes

For the year ended December 31, 2007, the Company’s effective income tax rate was 0.5% compared to a benefit of 23.2% in 2006. The income tax benefit for the year ended December 31, 2006 include benefits totaling $2.3 million related to the discontinued operations of the J.W. Miller division. The $2.3 million benefit for 2006 is offset by the recording of income tax expense of approximately $2.1 million related to the gain on sale of discontinued operations and $227,000 related to income from discontinued operations. The income tax for each of the years ended December 31, 2007 and 2006 also includes a provision for state taxes of $31,000 and $80,000, respectively. Based on continued operating losses during 2007 and other relevant factors, the Company recorded an increase of $5.8 million in the valuation allowance against net deferred tax asset balances.

Discontinued operations

In April 2006, the Company sold its J. W. Miller division. Accordingly, the results of the J. W. Miller division have been classified as discontinued operations in the accompanying financial statements. For the year ended December 31, 2006, the Company recorded a gain on the sale of discontinued operations, net of tax, of $4.0 million and had income from discontinued operations, net of taxes, of $441,000.

In late 2007, the Company entered into letters of intent with two companies to sell its SkyTel division in two separate transactions. The Company completed the sale of the AVL Business in February 2008 and entered into the Velocita Purchase Agreement on March 30, 2008. Accordingly, the results of the SkyTel division have been classified as discontinued operations in the accompanying financial statements. The Company acquired the SkyTel division on January 31, 2007. For the year ended December 31, 2007, the Company recorded an estimated loss on the sale of discontinued operations, net of taxes, of $3.9 million and had a loss from discontinued operations, net of taxes, of $2.2 million. The SkyTel division had revenues of $83.6 million during 2007.

Business Segment Results

The Company operates two reportable business segments: the Technology Solutions Group, a provider of a comprehensive portfolio of customizable and scalable technology solutions ranging from managed technology services to reverse logistics and mobile/wireless solutions and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for the recreational vehicles and other leisure-related vehicle market (including marine, snowmobile, cycle and ATV.) The Company also separately records expenses related to corporate overhead which supports the business lines. The Company’s third division, SkyTel, has been reflected as a discontinued operation and is, therefore, not presented in this business segment results discussion.

Technology Solutions Group

Technology Solutions Group (“TSG”) revenues of $75.3 million for the year ended December 31, 2007 represented a 0.3% decrease from the $75.6 million for the year ended December 31, 2006. Product revenues of $42.6 million for the year ended December 31, 2007 represented a 1.9% decrease from the $43.5 million for the year ended December 31, 2006, which is primarily the result of lower hardware revenues partially offset by higher software revenues. Service revenues of $32.7 million for the year ended December 31, 2007 represented a 1.9% increase from the $32.1 million for the year ended December 31, 2006. The service revenue increase is primarily attributable to an increase of $4.6 million in revenue related to a customer relationship management engagement at the Company’s Springfield call center that commenced in the summer of 2006, partially offset by the loss of revenues related to the termination of an unprofitable repair depot project at the end of 2006.

TSG operating loss totaled $3.7 million for the year ended December 31, 2007 compared to $4.7 million for the year ended December 31, 2006. The operating loss for the year ended December 31, 2007 is primarily the result of bad debt expense of $2.7 million related to recording a full reserve on a receivable from a Springfield call center customer, SunRocket, which ceased operations in July 2007. TSG also incurred approximately $1 million in operating losses associated with this call center engagement during 2007.

Recreational Products Group

Recreational Products (“RPG”) revenues of $44.6 million for the year ended December 31, 2007 represented a 0.3% decrease from the $44.7 million for the year ended December 31, 2006.

RPG operating income totaled $555,000 for the year ended December 31, 2007 compared to $1.5 million for the year ended December 31, 2006. The decrease in operating income is primarily attributable to the decrease in revenue, a decrease in gross margin from 25.8% for the year ended December 31, 2006 to 24.6% for the year ended December 31, 2007 and a $344,000 increase in SG&A expenses. The decline in gross margin is primarily the result of unfavorable market conditions due to high fuel prices, unfavorable product mix with a higher volume of low margin marine electronics product sales and a lower volume of high margin snowmobile and recreational vehicle product sales. The increase in selling, general and administrative expenses is the result of costs associated with increased selling and administrative staff, increased freight costs and costs associated with the move to a new distribution facility in Milwaukee, Wisconsin.

Corporate

Corporate overhead costs of $8.0 million for the year ended December 31, 2007 represented a 17.2% increase from $6.8 million for the year ended December 31, 2006. The increase in costs of $1.2 million is primarily the result of recording an increase in the Company’s reserve for environmental matters of $1.7 million as a result of a reassessment of the environmental matters and costs associated with the move of the corporate headquarters from Los Angeles to Indianapolis. This was partially offset by a reduction in the Company’s reserves related to litigation of $1.2 million due to a settlement. See note 13 to the Company’s consolidated financial statements for further discussion.

Changes in Financial Condition

Liquidity and Capital Resources

Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

	December 31,
	2007	2006

Cash and cash equivalents	$409	$3,637
Net working capital	$9,983	$11,543
Current ratio	1.23	1.54
Long-term liabilities to capitalization	75.0%	16.6%
Shareholders’ equity per share	$0.55	$2.12
Days’ sales in receivables	54	59

The Company’s Statements of Cash Flows reflect the Company’s SkyTel division and J.W. Miller division as discontinued operations. The SkyTel division was acquired on January 31, 2007 and the J.W. Miller division was sold on April 28, 2006, therefore, the cash flows from discontinued operations disclosed during the year ended December 31, 2007 relate only to the SkyTel division and, with the exception of $4.5 million in cash paid in 2006 related to the acquisition of SkyTel, the cash flows from discontinued operations during the year ended December 31, 2006 relate to the J.W. Miller division.

For the year ended December 31, 2007, net cash provided by operating activities totaled $6.4 million, consisting of $3.5 million used in operating activities for continuing operations and $9.9 million provided by operating activities for discontinued operations (the Company’s SkyTel division). The net cash provided by operating activities for discontinued operations is primarily the result of depreciation, amortization and accretion of $4.2 million, reductions in accounts receivable of $2.3 million and prepaid expenses of $2.4 million and an increase in accounts payable of $3.2 million partially offset by the loss from discontinued operations of $2.2 million. Net cash used in investing activities totaled $24.4 million, consisting of $1.6 million provided by investing activities for continuing operations and $26.0 million used in investing activities for discontinued operations. The $1.6 million provided by investing activities for continuing operations represents $2.9 million in proceeds from asset sales including $2.0 million from the sale of a building and $900,000 from the sale of assets at the Company’s Springfield, Missouri call center site partially offset by $1.2 million in purchases of fixed assets. The $26.0 million in cash used in investing activities for discontinued operations represents $26.9 million paid during 2007 related to the purchase of the SkyTel business, including the balance of the purchase price of $19.5 million (a $3.5 million deposit was paid in 2006), a working capital adjustment of $7.4 million, $7.2 million related to deal and restructuring costs, and $4.4 million in purchases of fixed assets (primarily pagers which are rented to customers) partially offset by $12.5 million in proceeds from the sale of assets, primarily related to the sale of shares of stock held by the Company in two corporations that held certain FFC licenses for the operation of Broadband Radio Service channels to Sprint Nextel Corporation. Cash flows provided by financing activities totaled $14.8 million, consisting of net proceeds from the Credit Facility of $4.8 million and proceeds from the Convertible Notes of $10 million.

For the year ended December 31, 2006, net cash used in operating activities totaled $4.5 million, consisting of $2.5 million used in operating activities for continuing operations and $2.0 million used in operating activities for discontinued operations. The cash used in operating activities for continuing operations in 2006 reflects a decrease in inventories and an increase in accounts payable partially offset by an increase in accounts receivable. The decrease in inventories is attributable to reduced inventory levels at the Recreational Products business unit. The increases in accounts payable and accounts receivable are primarily attributable to the timing of payments and collections, respectively. The increase in accounts receivable reflects approximately $2.7 million of receivables as of December 31, 2006 from a new Technology Solutions business unit customer. Net cash provided by investing activities totaled $934,000, consisting of $2.7 million used in financing activities for continuing operations and $3.6 million provided by investing activities for discontinued operations. The cash used in investing activities for continuing operations consists of technology expenditures, leasehold improvements and other capital expenditures associated with leased facilities in Indianapolis, Indiana and Springfield, Missouri, and other purchases of technology related products and other fixed assets. The cash provided by investing activities for discontinued operations consists of net proceeds from the sale of the J.W. Miller division partially offset by a $3.5 million deposit and $1.0 million of acquisition related costs associated with the acquisition of the SkyTel division. Net cash used in financing activities totaled $152,000. The cash used in financing activities included $365,000 in payments on capital lease obligations partially offset by net proceeds of $145,000 on floor plan arrangements and the proceeds from the exercise of employee stock options.

Secured Credit Facility with Wells Fargo Foothill

As of December 31, 2007, we had $4.8 million of indebtedness outstanding under our revolving credit facility, as amended (the “Revolver”) with Wells Fargo Foothill, N.A.. The Revolver is secured by a lien on substantially all of our assets. After the completion of the sale of our AVL Business, we paid down all of the indebtedness under the Revolver using the funds received from the sale, but we have since borrowed on the Revolver to fund our ongoing business. On April 11, 2008, we amended our credit facility with WFF to give effect to the SkyGuard Purchase Agreement and the Velocita Purchase Agreement. This amendment resulted in the modification of the calculation of the profitability covenants to exclude the results of the AVL Business and the SkyTel Business and amended the minimum profitability covenants as of December 31, 2007 and the four quarters of the year ended December 31, 2008. The amendment also resulted in an increase in the margin on our borrowing rates by 50 basis points effective May 1, 2008.

Additional advances under the Revolver (collectively, the “Advances”) will be available to the Company, up to the aggregate $20 million credit limit, subject to restrictions based on the borrowing base. The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Revolver bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the rate of interest per annum announced from time to time by WFF as its prime rate, plus a 0.75% margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus a 2.25% margin. The Advances made under the Credit Agreement are repayable in full on January 31, 2012. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments, the Company is obligated to pay a prepayment premium.

Convertible Note Held By Newcastle

In order to complete the financing of the Company’s acquisition of SkyTel, the Company issued to Newcastle a convertible subordinated pay-in-kind promissory Note (the “Convertible Note”) with a principal amount of $10 million dollars. The Convertible Note is secured by a junior lien on substantially all of our assets. The outstanding principal balance and/or accrued but unpaid interest on the Convertible Note is convertible at any time by Newcastle into shares of our common stock at a conversion price (the “Conversion Price”) of $3.81 per share, subject to adjustment. The Convertible Note accrues interest at 8%, subject to adjustment in certain circumstances, which interest accretes as principal on the Convertible Note as of each quarterly interest payment date beginning March 31, 2007. The Company also has the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Convertible Note in cash at a higher interest rate following the first anniversary if the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price. The Convertible Note matures on January 31, 2017. The Company has the right to repay the Convertible Note at an amount equal to 105% of outstanding principal after January 31, 2010 so long as a weighted average market price of the Company’s common stock is greater than 150% of the Conversion Price. As of December 31, 2007, the outstanding principal balance and accrued but unpaid interests on the Convertible Note was $10.7 million.

The Company believes that sufficient cash resources exist for the foreseeable future to support its operations and commitments through cash generated by operations proceeds from the sale of the SkyTel division, and Advances under the Credit Agreement. Management continues to evaluate its options in regard to obtaining additional financing to support future growth.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Bell Industries, Inc.

We have audited the accompanying consolidated balance sheet of Bell Industries, Inc. as of December 31, 2007, and the related consolidated statement of operations, cash flows, and shareholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bell Industries, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/  Crowe Chizek and Company LLC

Indianapolis, Indiana
April 14, 2008

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

As discussed in Notes 7 and 11, the Company changed its methods of accounting for stock options and other share-based payments and the funded status of its defined benefit post-retirement medical plan in 2006.

/s/ BKD, LLP

Indianapolis, Indiana
March 31, 2007

BELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2007	2006

Net revenues:
Products	$87,248	$88,220
Services	32,670	32,076

Total net revenues	119,918	120,296

Costs and expenses:
Cost of products sold	72,553	71,872
Cost of services provided	22,244	26,260
Selling, general and administrative	34,935	30,969
Depreciation and amortization	1,245	1,237
Interest expense (income), net		(456)
Gain on sale of assets	(2,024)

Total costs and expenses	128,953	129,882

Loss from continuing operations before provision for (benefit from) income taxes	(9,035)	(9,586)
Provision for (benefit from) income taxes	76	(2,222)

Loss from continuing operations	(9,111)	(7,364)

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(2,196)	441
(Loss) gain on sale of discontinued operations, net of tax	(3,940)	4,030

Income (loss) from discontinued operations, net of tax	(6,136)	4,471

Net loss	$(15,247)	$(2,893)

Share and per share data
Basic and diluted:
Loss from continuing operations	$(1.06)	$(0.86)
(Loss) income from discontinued operations	(0.71)	0.52

Net loss	$(1.77)	$(0.34)

Weighted average common shares outstanding	8,633	8,568

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$409	$3,637
Accounts receivable, less allowance for doubtful accounts of $730 and $547, respectively	12,304	16,835
Inventories, net	10,323	9,548
Prepaid expenses and other current assets	1,982	2,761
Assets held for sale	27,814

Total current assets	52,832	32,781

Fixed assets, at cost:
Land, buildings and improvements		565
Leasehold improvements	1,167	1,170
Computer equipment and software	8,163	11,390
Furniture, fixtures and other	4,851	4,541

Total fixed assets	14,181	17,666
Less accumulated depreciation and amortization	(12,225)	(14,113)

Fixed assets, net	1,956	3,553

Assets held for sale	5,000
Other assets	2,231	1,641
Acquisition deposits		3,450
Acquisition related costs		1,689

Total assets	$62,019	$43,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan payables	$1,064	$213
Revolving credit facility	4,775
Accounts payable	10,438	12,419
Accrued payroll	1,639	1,922
Liabilities associated with assets held for sale	19,084
Other accrued liabilities	5,849	6,684

Total current liabilities	42,849	21,238
Convertible note	8,969
Other long-term liabilities	5,418	3,622

Total liabilities	57,236	24,860

Commitments and contingencies

Shareholders’ equity:
Preferred stock:
Authorized — 1,000,000 shares, outstanding — none
Common stock:
Authorized 35,000,000 shares, outstanding — 8,650,224 and 8,593,224 shares, respectively	34,983	33,400
Accumulated deficit	(30,536)	(15,421)
Accumulated other comprehensive income	336	275

Total shareholders’ equity	4,783	18,254

Total liabilities and shareholders’ equity	$62,019	$43,114

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

				Accumulated
				other	Total
	Common stock		Accumulated	comprehensive	shareholders’
	Shares	Amount	deficit	income	equity

Balance at December 31, 2005	8,559,224	$32,832	$(12,528)	$—	$20,304
Employee stock plans	34,000	68			68
Stock-based compensation		500			500
Adoption of SFAS 158, net of tax				275	275
Net loss			(2,893)		(2,893)

Balance at December 31, 2006	8,593,224	$33,400	$(15,421)	$275	$18,254
Employee stock plans	57,000	123			123
Stock-based compensation		310			310
Employee benefit plan				61	61
Adoption of FIN 48			132		132
Beneficial conversion feature, net of tax		1,150			1,150
Net loss			(15,247)		(15,247)

Balance at December 31, 2007	8,650,224	$34,983	($30,536)	$336	$4,783

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(15,247)		$(2,893)
Loss (income) from discontinued operations, net of tax	2,196		(441)
Loss (gain) on sale of discontinued operations, net of tax	3,940		(4,030)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities for continuing operations:
Gain on sale of assets	(2,024)
Depreciation, amortization and accretion	2,041		2,193
Stock-based compensation	208		500
Non-cash interest expense	1,198
Provision for losses on accounts receivable, net	2,734		134
Provision for losses on inventory	172
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	1,776		(2,469)
Inventories	(948)		2,008
Accounts payable	128		1,934
Accrued payroll	(286)
Accrued liabilities and other	534		542

Net cash used in operating activities for continuing operations	(3,578)		(2,522)
Net cash provided by (used in) operating activities for discontinued operations	9,960		(1,954)

Net cash provided by (used in) operating activities	6,382		(4,476)

Cash flows from investing activities:
Purchases of fixed assets and other	(1,430)		(2,711)
Proceeds from sale of assets	3,026

Net cash provided by (used in) investing activities for continuing operations	1,596		(2,711)
Net cash provided by (used in) investing activities for discontinued operations	(26,043)		3,645

Net cash provided by (used in) investing activities	(24,447)		934

Cash flows from financing activities:
Net borrowings under revolving credit facility	4,775
Proceeds from issuance of convertible note	10,000
Debt acquisition costs	(823)
Net proceeds of floor plan payables	851		145
Employee stock plans	122		68
Principal payments on capital leases	(88)		(365)

Net cash provided by (used in) financing activities	14,837		(152)

Net decrease in cash and cash equivalents	(3,228)		(3,694)
Cash and cash equivalents at beginning of period	3,637		7,331

Cash and cash equivalents at end of period	$409		$3,637

Supplemental cash flow information:
Interest paid	$742	$
Income taxes paid	$54		$79
Capital lease obligations incurred (related to discontinued operations)	$1,727	$

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Accounting Policies

Principles of consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

Cash and cash equivalents — The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Included in cash and cash equivalents are repurchase agreements which are transactions involving the purchase of a security and the simultaneous commitment to return the security to the seller at an agreed upon price on an agreed upon date. These agreements mature the following day and the Company is paid principal plus interest. The U.S. Government Agency securities committed in these agreements are segregated by a third party custodian under the Company’s name and serve as collateral under such agreement. As of December 31, 2006, these transactions amounted to approximately $3.4 million. Based on the maturity date of the resell agreements, the Company considers that the amounts presented in the financial statements are reasonable estimates of fair value.

Revenue recognition and receivables — The Company’s operations include sales of technology products and managed lifecycle services (“Technology Solutions Group”); and sales of aftermarket products for recreational vehicles, motorcycles and ATVs, snowmobiles and powerboats (“Recreational Products Group” or “RPG”); Revenues are recognized when persuasive evidence of an arrangement exists, shipment of products has occurred or services have been rendered, the sales price charged is fixed or determinable, and the collection of the resulting receivable is reasonably assured. The following summarizes the underlying terms of sales arrangements at each of the Company’s reporting segments:

Technology Solutions Group

Product sales terms provide that title and risk of loss are passed to the customer at the time of shipment. These sales terms have been enforced with customers. An order or a signed agreement is required for each transaction. Products are typically shipped directly to customers from suppliers. In some instances, products are shipped to customers out of the Company’s facilities located in Indianapolis, Indiana and Richmond, Virginia. The Company’s primary distribution supplier represented approximately 50% of technology product purchases during the year ended December 31, 2007. Services revenues are primarily derived through support services from recurring engagements. Support services are typically rendered separate from product sales. Revenues from these services are typically under contract and are billed periodically, usually monthly, based on fixed fee arrangements, per incident or per resource charges, or on a cost plus basis. Revenue recognition from support services does not require significant management estimates. Revenue is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21 for arrangements that include multiple deliverables, primarily product sales that include deployment services. The delivered items are accounted for separately, provided that the delivered item has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. For such arrangements, product sales and deployment services are accounted for separately in accordance with EITF Issue No. 00-21.

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

Concentrations of credit risk with respect to trade receivables are generally limited due to the large number and general dispersion of trade accounts, which constitute the Company’s customer base. During 2007 and 2006, the Company had one Technology Solutions customer, Philip Morris USA that accounted for approximately 12% and 9% of consolidated net revenues, respectively. At December 31, 2007 and 2006 this customer accounted for approximately 21% and 13% of consolidated accounts receivable, respectively. Another customer represented 16% of consolidated accounts receivable at December 31, 2006. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses and such losses have been within these estimates. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Inventories — Inventories, consisting primarily of finished goods, are stated at the lower of cost (determined using weighted average and first-in, first-out methods) or market (net realizable value). The Company periodically reviews inventory items and overall stocking levels to ensure that adequate reserves exist for inventory deemed obsolete or excessive. Inventory reserves totaled $675,000 and $567,000 at December 31, 2007 and 2006, respectively.

Shipping and handling costs — Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $4.2 million and $3.4 million for the years ended December 31, 2007 and 2006, respectively. These costs are included within selling and administrative expenses in the Consolidated Statements of Operations.

Deferred catalog and advertising costs — The Company capitalizes the direct cost of producing its RPG product catalogs. Upon completion of each catalog, the production costs are amortized over the expected net sales period of one year. Deferred catalog costs totaled approximately $69,000 and $70,000 at December 31, 2007 and 2006, respectively. Total consolidated advertising costs, which are expensed as incurred, and amortized catalog production costs, totaled approximately $199,000 and $180,000 for the years ended December 31, 2007 and 2006, respectively.

Vendor rebates — The Company receives rebates from certain vendors. Rebates are deemed earned based on meeting volume purchasing or other criteria established by the vendor. These amounts are recorded at the time the requirements are considered met or at the time that the credit is received from the vendor if collectibility risks or other issues exist.

Deferred financing costs — Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the effective interest rate method over the life of the debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Interest expense relating to the amortization of the deferred financing costs allocated to discontinued operations amounted to $374,000 for the year ended December 31, 2007. There were no deferred financing costs at December 31, 2006.

Fixed assets, depreciation and amortization — All fixed assets are recorded at cost and depreciated using the straight-line method based upon estimated useful lives of 3 to 5 years for computer equipment and software and 3 to 7 years for furniture, fixtures and other. Leasehold improvements are amortized over the shorter of their estimated service lives or the term of the lease.

Long-lived assets — In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company assesses potential impairments to its long-lived assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.

Income taxes — The Company accounts for income taxes following the provisions of SFAS No. 109 “Accounting for Income Taxes”, which requires recording income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of net deferred tax assets. See Note 9 of the Notes to Consolidated Financial Statements.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (“FIN 48”) as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had an immaterial impact on the financial statements for the period of adoption (see Note 9).

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

Per share data — Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the weighted average number of common shares potentially issuable for dilutive securities such as stock options and warrants and convertible debt. The weighted average number of common shares outstanding for each of the years ended December 31, 2007 and 2006 is set forth in the following table (in thousands):

	2007	2006

Basic weighted average shares outstanding	8,633	8,568
Potentially dilutive stock options and convertible debt	2,668	53
Anti-dilutive due to net loss in period	(2,668)	(53)

Diluted weighted average shares outstanding	8,633	8,568

For each of the years ended December 31, 2007 and 2006, the number of stock option shares not included in the table above, because the impact would have been anti-dilutive, was 440,000 and 1,428,000, respectively.

On January 31, 2007, the Company issued a $10 million convertible note at a conversion price of $3.81 per share (See Note 9).

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

New Pronouncements — In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS 141(R). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of SFAS 141(R), significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, will have to be expensed as incurred rather than recorded to goodwill as is generally permitted under SFAS No. 141, “Business Combinations” (“SFAS 141”). Additionally, contingent purchase price arrangements (also known as earn-outs) will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. The Company is continuing to assess the impact the adoption of SFAS 141(R) will entail. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 28, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present non-controlling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and non-controlling interests. SFAS 160 will apply prospectively and is effective as of the beginning of fiscal 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented upon adoption. The Company is in the process of determining the impact, if any, that the adoption of SFAS 160 will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective for fiscal years beginning after November 15, 2007. The Company is not anticipating the adoption of SFAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. On February 12, 2008, the FASB approved FASB

Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although not required, the FSP encourages entities to early adopt SFAS 157 for nonrecurring measurements made for nonfinancial assets and nonfinancial liabilities. The Company has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial position or results of operations.

Note 2 —	Sale of J. W. Miller Division

On April 28, 2006, the Company completed the sale of substantially all of the assets of the Company’s J. W. Miller division to Bourns, Inc. pursuant to an Asset Purchase Agreement (the “JWM Agreement”). The results of the J. W. Miller division have been classified as discontinued operations in the accompanying financial statements.

Pursuant to the JWM Agreement, the Company received $8.5 million in cash at the closing in April 2006 and approximately $0.2 million in July 2006 attributable to post closing adjustments. The sale resulted in a gain of approximately $6.1 million ($4.0 million net of tax). Accrued liabilities associated with the sale were not significant as of December 31, 2006. For the year ended December 31, 2006, the J.W. Miller division had sales of approximately $3.0 million.

Note 3 —	Sale of Assets

During February 2007, the Company completed the sale of a building. The carrying value of this property was not material as of December 31, 2006. The net proceeds from this sale totaled approximately $2.0 million, and the gain on disposition is included in gain of sale of assets in the Consolidated Statements of Operations.

Note 4 — Acquisition and Sale of SkyTel Division

On January 31, 2007, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of SkyTel Corp. (“SkyTel”), an indirect subsidiary of Verizon Communications Inc. (“Verizon”), for a total purchase price of $23.0 million, plus a $7.4 million post closing adjustment paid to Verizon in April 2007 and approximately $4.2 million in deal costs. SkyTel, based in Clinton, Mississippi, is a provider of wireless data and messaging services including email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to Fortune 1000 and government customers throughout the United States.

The following table summarizes the aggregate estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Accounts receivable, net	$14,101
Inventories, net	1,406
Prepaid expenses	3,544
Assets held for sale	13,690
Fixed assets	15,010
Intangible assets	3,524
Accrued exit costs	(5,096)
Asset retirement obligation	(3,071)
Deferred revenue	(7,444)
Other	(1,070)

Net assets acquired	$34,594

The amounts allocated to intangible assets were as follows (in thousands):

Trademarks	$1,227
Patents	963
Licenses	914
Customer relationships	420

Total intangible assets	$3,524

In connection with the acquisition, the Company assessed and formulated a plan related to the future integration of SkyTel into the Company. The Company accrued estimates for certain costs, related primarily to personnel reductions, tower lease terminations and facility closures, anticipated at the date of acquisition, in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates were made throughout the year ended December 31, 2007 as the plans were finalized.

On October 15, 2007, the Company sold its shares of stock (the “Shares”) in two corporations that held certain FCC licenses for the operation of broadband radio service channels to Sprint Nextel Corporation. The aggregate consideration for the Shares was approximately $13.5 million in cash, with approximately $943,000 payable to the Company in eighteen months after certain indemnification obligations have been met.

During the fourth quarter of 2007, the Company committed to a plan to sell the SkyTel business segment and entered into letters of intent with two parties to sell the SkyTel business in two separate transactions. On February 14, 2008, the Company completed the sale of the SkyGuard and FleetHawk product lines to SkyGuard, LLC for $7 million in cash. On March 30, 2008, the Company signed a definitive asset purchase agreement with Velocita Wireless, LLC, to sell the remainder of the SkyTel business for total consideration of $8 million, consisting of $3 million in cash at closing and $5 million in secured notes, with $2 million payable on the one year anniversary of the closing and $3 million payable on the two year anniversary of the closing. The sale is expected to close 60 to 90 days after the signing of the definitive agreement and is conditioned upon certain customary closing conditions, including receiving regulatory approval for the transfer of SkyTel’s wireless licenses and receiving consent’s from the Company’s lenders and tower lease landlords.

Upon closing of the transactions, the Company will no longer have any significant involvement or generate cash flows from SkyTel operations. Therefore, at December 31, 2007, the SkyTel business has been reflected as assets held for sale in the Consolidated Balance Sheets and as discontinued operations in the Consolidated Statements of Operations and Cash Flows for the year ended December 31, 2007. Total proceeds, net of costs to sell, expected to be realized by the Company related to the disposition of the SkyTel business subsequent to December 31, 2007 is $13.7 million, which the Company believes is the current fair market value. As a result, the Company has reflected a loss on the sale of discontinued operations, net of tax, related to the SkyTel business totaling approximately $3.9 million in the Consolidated Statements of Operations for the year ended December 31, 2007. In addition, in accordance with SFAS 144, the Company reduced its property and equipment to reflect assets held for sale at its fair market value less costs to sell. The proceeds will be used to pay down any outstanding balances on the Company’s credit facility and to provide working capital for the Company’s continuing operations.

Summarized financial information of the major classes of assets and liabilities held for sale in the consolidated balance sheets for the discontinued SkyTel operations as of December 31, 2007 is as follows (in thousands):

Accounts receivables (net of allowance of $558)	$12,951
Inventories	1,936
Prepaid expenses	736
Property and equipment, net	14,136
Other assets	3,055

Total assets held for sale	32,814

Accounts payable	6,540
Accrued tower termination costs	3,338
Accrued other liabilities	9,206

Total liabilities associated with assets held for sale	19,084

Carrying value of net assets held for sale	$13,730

The Company has classified $5 million of assets held for sale as long-term in the Consolidated Balance Sheets at December 31, 2007, as the Company will receive $5 million of the proceeds from the sale of SkyTel over a two year period.

Summarized financial information in the Consolidated Statements of Operations for the discontinued SkyTel operations for the year ended December 31, 2007 is as follows (in thousands):

Net revenue	$83,619
Loss before income taxes	(6,136)
Provision for income taxes

Loss from discontinued operations, net of tax	$(6,136)

In presenting discontinued operations, corporate overhead expenses have not been allocated. All of the Company’s interest expense has been allocated to discontinued operations based upon the debt balance attributable to those operations ($2.3 million in interest expense was allocated to discontinued operations for the year ended December 31, 2007). Income taxes have been allocated to discontinued operations in accordance with SFAS 109 intraperiod tax allocation resulting in no tax provision given a full tax valuation allowance.

For the year ended December 31, 2007, approximately $872,000 of depreciation and amortization was not expensed due to the cessation of such expense upon the SkyTel business being classified as held for sale.

Note 5 —	Floor Plan Arrangements

The Company finances certain inventory purchases through floor plan arrangements with three finance companies. The aggregate amount of outstanding floor plan obligations ranged between $113,000 and $3.3 million during 2007 and between $21,000 and $273,000 during 2006. These obligations were collateralized by certain amounts of the Company’s inventory and accounts receivable. The outstanding amounts are payable in 15 to 45 days. The arrangements are generally subsidized by the product manufacturers and are interest free if amounts are paid within the specified terms.

Note 6 —	Stock Repurchase Program

In July 2001, the Board of Directors authorized a stock repurchase program of up to 1,000,000 shares of the Company’s outstanding common stock. The common stock can be repurchased in the open market at varying prices depending on market conditions and other factors. No shares were repurchased by the Company during the years ended December 31, 2007 and 2006. As of December 31, 2007, 432,379 shares remained available for repurchase.

Note 7 —	Stock Plans

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”) which provides for the issuance of common stock to be available for purchase by employees, consultants and by non-employee directors of the Company. Options available for grant under the 2001 Stock Option Plan (the “2001 Plan”) at the time of the shareholder approval are now available under the 2007 Plan. Options outstanding have terms of between five and ten years, vest over a period of up to four years and were issued at a price equal to or greater than fair value of the shares on the date of grant.

Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004) using the modified prospective transition method and, as a result did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and expense related to all stock options granted on or subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 (revised 2004). Stock-based compensation expense totaled $208,000 and $500,000 for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2006, $8,000 represented compensation expense related to stock options granted prior to January 1, 2006.

During June 2006, pursuant to his employment agreement, John A. Fellows, the Company’s former President and Chief Executive Officer, received the following non qualified option grants to purchase shares of common stock:

		Market price on
Number of shares	Grant price	date of grant	Option life

250,000	$2.67	$2.46	10 years
250,000	$4.00	$2.46	10 years
250,000	$6.00	$2.46	10 years
250,000	$8.00	$2.46	10 years

Each of these options were scheduled to vest at 20% on the date of grant and an additional 20% on October 3, 2006, 2007, 2008 and 2009, and provided for accelerated vesting if there was a change in control (as defined in the stock option agreement). These options were standalone grants and were not granted from the 2001 Plan. Mr. Fellows resigned as President and Chief Executive Officer of the Company in July 2007.

During December 2006 and January 2007, pursuant to employment agreements, certain employees received 448,000 and 125,000, respectively, non-qualified option grants to purchase shares of common stock at grant prices equal to or higher than market on the date of grant. These options have terms of between seven and ten years, vest over a period of four years and provide for accelerated vesting if there is a change of control (as defined in the respective employment agreements). These options are standalone grants and were not granted from the 2001 Plan.

The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years. The weighted average fair value at the grant date for options issued during the years ended December 31, 2007 and 2006 were $1.40 and $.86 per option, respectively. The fair value of options at the date of grant was estimated using the following assumptions during the years ended December 31, 2007 and 2006, respectively: (a) no dividend yield on the Company’s stock, (b) expected stock price volatility of approximately 38 to 45% and 38%, (c) a risk-free interest rate of approximately 4.7% to 5.0% and 4.8%, and (d) an expected option term of 2.9 to 6.0 years and 4.3 to 6 years.

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

The following summarizes stock option activity during the three years ended December 31, 2007:

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual term	Aggregate
	Shares	price	(in years)	intrinsic value

Outstanding at December 31, 2005	268,000	$2.78
Granted to John A. Fellows	1,000,000	5.17
Other non qualified grants	448,000	3.25
Granted from predecessor to 2007 Plan	285,000	3.78
Exercised	(34,000)	2.00
Canceled or expired	(34,000)	2.52

Outstanding at December 31, 2006	1,933,000	4.29
Granted	275,000	4.50
Exercised	(57,000)	2.14
Canceled or expired	(1,058,000)	5.03

Outstanding at December 31, 2007	1,093,000	$3.74	6.4	$

Exercisable at December 31, 2007	532,200	$3.57	5.3	$

The following summarizes non vested stock options as of December 31, 2006 and changes through the year ended December 31, 2007:

		Weighted
		average
		grant date
	Shares	fair value

Non vested at December 31, 2006	1,152,400	$0.90
Granted	275,000	1.40
Vested	(240,600)	1.27
Canceled	(626,000)	0.65

Non vested at December 31, 2007	560,800	$1.12

The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was approximately $140,000 and $39,000, respectively. The total fair value of shares vesting during the years ended December 31, 2007 and 2006 was approximately $305,000 and $470,000, respectively. As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $558,000 which is expected to be recognized over a weighted average period of approximately 1.5 years. As of December 31 2007, there were 850,000 shares of common stock available for issuance pursuant to future stock option grants under the Plan.

Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”) 750,000 shares were authorized for issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At December 31, 2007, 419,450 shares were available for future issuance under the ESPP.

Note 8 —	Debt

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

Revolving Credit Facility

Pursuant to the Credit Agreement, the Company borrowed approximately $10.3 million in the form of an initial advance under the Revolving Credit Facility (the “Initial Advance”). The proceeds of the Initial Advance, together with existing cash on hand and the funds received pursuant to the sale of the Convertible Note, were used to finance the acquisition of SkyTel as well as related fees and expenses. Additional advances under the Revolving Credit Facility (collectively, the “Advances”) will be available to the Company, up to the aggregate $30 million credit limit, subject to restrictions based on the Borrowing Base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the rate of interest per annum announced from time to time by WFF as its prime rate in effect at it principal office in San Francisco, California, plus a 0.75% margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus a 2.25% margin. The Advances made under the Credit Agreement are repayable in full on January 31, 2012. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. The Credit Agreement includes certain covenants related to profitability and capital expenditures. In connection with the Credit Agreement, on January 31, 2007, the Company entered into a security agreement with WFF, pursuant to which the Company granted WFF a security interest in and a lien against certain assets of the Company.

On August 13, 2007, the Company and its subsidiary entered into Amendment Number Two to Credit Agreement, Consent and Waiver (the “Second Amendment”), with WFF. The Second Amendment amended the profitability covenants for the nine month period ended September 30, 2007 and the twelve month period ended December 31, 2007, blocked $10 million of the total Credit Facility and blocked $6 million of the amount of the Credit Facility available. As of December 31, 2007, $4.8 million was outstanding at an annual interest rate of 8% under the Revolving Credit Facility.

On April 11, 2008, the Company and its subsidiary entered into Amendment Number Three to Credit Agreement to give effect to the sale of the SkyTel division. This amendment resulted in the modification of the calculation of the profitability covenants to exclude the results of the SkyTel division and amended the minimum profitability covenants as of December 31, 2007 and the four quarters of the year ended December 31, 2008. The amendment also resulted in an increase in the margin on the Company’s borrowing rates of 50 basis points effective May 1, 2008.

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

As this debt is convertible at the option of Newcastle at a beneficial conversion rate of $3.81 per share (closing market price of the Company’s common stock as of January 31, 2007 was $4.49 per share), the embedded beneficial conversion feature is recorded as a debt discount with the credit charged to shareholders equity, net of tax, and amortized using the effective interest method over the life of the debt in accordance with Emerging Issue Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” A summary of the initial recording of the debt and debt discount and activity through December 31, 2007 follows (in thousands):

Convertible note at January 31, 2007	$10,000
Beneficial conversion feature	(1,916)
Accretion of beneficial conversion feature	153
Accrued interest	732

Convertible note at December 31, 2007	$8,969

Interest expense recorded on the Convertible Note, including accretion of beneficial conversion feature, totaled $885,000 during the twelve month period ended December 31, 2007.

Note 9 —	Income Taxes

The income tax provision (benefit) charged (credited) to continuing operations was as follows (in thousands):

	2007	2006

Current
Federal	$49	$(2,302)
State	27	80

	$76	$(2,222)

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	2007	2006

Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	0.2	0.60
Change in valuation allowance against net deferred tax assets	33.8	9.80
Nondeductible items and other, net	0.5	0.4

Effective tax rate	0.5%	(23.2)%

Deferred tax balances were comprised of the following (in thousands):

	December 31,
	2007		2006

Deferred tax assets:
Discontinued operations		$2,787		$1,213
Net operating loss carryforwards		6,360		4,085
Accrued environmental and legal		1,335
Employee benefit accruals		120		311
Stock-based compensation		560		194
Deferred rent		318		260
Goodwill		302		180
Receivables allowance		453		202
Inventory reserves		351		65
Other		81		0

		12,667		6,510

Deferred tax liabilities:
Prepaid items		(159)		(102)
Depreciation and amortization		13		(37)
Other		(374)		(40)

Net deferred tax balance before valuation allowance		12,147		6,331

Valuation allowance		(12,147)		(6,331)

Net deferred tax balance after valuation allowance	$		$

The Company adopted FIN 48 as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Upon adoption of FIN 48, the Company recognized a decrease in the liability for unrecognized tax benefits, which has been accounted for as a reduction to the December 31, 2006 estimated accrual of $490,000 by $132,000 and a reduction in accumulated deficit by $132,000. As of January 1, 2007, the Company had $358,000 of unrecognized tax benefits (which includes interest of $89,000) largely related to federal income tax matters.

As of December 31, 2007, the Company had $395,000 of unrecognized tax benefits (which includes accrued interest of $126,000). If recognized the unrecognized tax benefits would affect the Company’s effective tax rate.

The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits (in thousands):

Balance as of January 1, 2007	$358
Tax positions related to current year:
Additions
Tax positions related to prior years:
Additions	37

Balance as of December 31, 2007	$395

The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions. The Company remains subject to examination by taxing authorities in the jurisdictions the company has filed returns for years after 2003. The Company expects the total amount of unrecognized tax benefits to significantly decrease in the next twelve months. The Company expects to settle the 2002 IRS examination during the next 12 months. Upon settlement the Company will recognize the full amount of the unrecognized tax benefit recorded as of December 31, 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company had $126,000 accrued for interest in the statement of financial positions, of which, $37,000 is recorded in the statement of operations at December 31, 2007.

At December 31, 2007 the Company had available unused net operating losses of $19.6 million that may be applied against future taxable income and that expire from 2023 to 2027. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. At December 31, 2007 the Company had a full valuation allowance against the Company’s net deferred tax assets.

Note 10 —	Employee Benefit and Deferred Compensation Plans

The Company has a qualified, trusteed, savings and profit sharing plan for eligible employees. The Company’s matching contributions and discretionary contributions to the plan, as determined by the Board of Directors, were $32,000 and $70,000 during the years ended December 31, 2007 and 2006, respectively.

The Company has deferred compensation plans available for certain officers and other key employees. Expense associated with these plans was $19,000 and $63,000 during the years ended December 31, 2007 and 2006, respectively.

Note 11 —	Retiree Medical Program

The Company provides postretirement medical coverage for qualifying employees who were employed prior to January 1, 1998. The employee must meet age and years of service requirements and must also be participating in a Bell medical plan at the time of retirement to be eligible. Any future increases in health premiums can be passed on 100% to retirees. The estimated liability for postretirement medical benefits, included in other long-term liabilities in the Consolidated Balance Sheets, totaled $323,000 and $444,000 at December 31, 2007 and 2006, respectively. Annual costs for active and potentially eligible employees were not significant during any of the years presented.

The Company adopted SFAS 158 on December 31, 2006. The incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006 follows (in thousands):

	Before application		After application
	of SFAS 158	Adjustment	of SFAS 158

Other long-term liabilities	$3,897	$(275)	$3,622
Accumulated other comprehensive income		275	275
Total shareholders’ equity	17,979	275	18,254

Approximately $39,000 of the net gain of $275,000 as of December 31, 2006 is expected to be recognized as a component of net periodic benefit cost during the year ending December 31, 2008. During the year ended December 31, 2007, $61,000 was recorded to accumulated other comprehensive income.

Note 12 —	Environmental Matters

The reserve for environmental matters primarily relates to the cost of monitoring and remediation efforts, which commenced in 1998, related to a former leased site of Bell’s Electronics System Division (“ESD”). The ESD was closed in late 1992. The project involves a water table contamination clean up process, including monitoring and extraction wells. The Company has fully cooperated with the California Regional Water Quality Control Board (“CRWQCB”) to remediate groundwater contamination at the site. There are no administrative orders or sanctions against the Company. The Company obtained a cost cap insurance policy, expiring in November 2008, to cover remediation costs. The policy is in the amount of $4 million and payments under the policy started after the Company had expended a $1.9 million self insured retention. Approximately $2.9 million has been paid out under the policy to date.

In late 2003, the CRWQCB required testing for several “emergent chemicals,” which are compounds only recently identified as potential groundwater contaminants. During testing in 2004, one of these emergent chemicals, “1-4 Dioxane,” was found at the site. This substance was used as a stabilizing agent in the solvents that were used at the ESD. A detailed groundwater investigation was performed in 2004 to determine the extent of this contaminant and the plume in general. This investigation revealed that the existing groundwater plume was significantly larger than previously estimated. Additional remediation, including the installation of new groundwater extraction wells, took place during 2006 and 2007, and such work will continue in 2008 and beyond.

In late 2007, total future remediation and related costs were reassessed and are estimated to be approximately $3.7 million. At December 31, 2007, approximately $1.6 million (estimated current portion) is included in accrued liabilities and $2.1 million (estimated non-current portion) is included in other long-term liabilities in the Consolidated Balance Sheets. At December 31, 2006, estimated future remediation costs totaled approximately $2.9 million ($1.7 million current and $1.2 million non-current).

The estimated future amounts to be recovered from insurance, during the policy period ending November 2008, total $1.1 million. At December 31, 2007, this amount is included in prepaid expenses and other in the Consolidated Balance Sheets. At December 31, 2006, estimated future amounts to be recovered from insurance totaled $2.2 million ($2.1 million current and $100,000 non-current). Given the inherently uncertain nature of environmental remediation, it is possible that the estimated liability for future remediation and related costs and the estimated future amounts to be recovered from insurance maybe subject to revision.

Note 13 —	Litigation

Williams Electronic Games litigation:  In May 1997, Williams Electronics Games, Inc., et al. (“Williams”) filed a complaint in the United States District Court for the Northern District of Illinois (“US District Court”) against a former Williams employee and several other defendants alleging common law fraud and several other infractions related to Williams’ purchase of electronic components at purportedly inflated prices from various electronics distributors under purported kickback arrangements during the period from 1991 to 1996. In May 1998, Williams filed an amended complaint adding several new defendants, including Milgray Electronics, Inc., a publicly traded New York corporation (“Milgray”), which was acquired by Bell in a stock purchase completed in January 1997. The complaint sought an accounting and restitution representing alleged damages as a result of the infractions. Bell has not been named in any complaint and was not a party to the alleged infractions. Bell, as the successor company to Milgray, has vigorously defended the case on several grounds and continues to assert that Milgray did not defraud Williams, and that Williams suffered no damages as electronic components were purchased by Williams at prevailing market prices.

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

In March 2008, the Company reached an agreement in principle with Williams. The agreement is contingent upon the closing of the sale of the SkyTel business to Velocita Wireless LLC and execution of final settlement documentation and includes a payment of $500,000 upon the closing and payments of $300,000 on the one and two year anniversaries of the closing.

Other litigation:  The Company is involved in other litigation, which is incidental to its current and discontinued businesses. The resolution of the other litigation is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Note 14 —	Commitments and Contingencies

At December 31, 2007, the Company had operating leases on certain of its facilities and equipment expiring in various years through 2012. Under certain operating leases, the Company is required to pay property taxes, insurance and other costs relative to the property. Rent expense is recognized on a straight-line basis for leases that include free rent periods or have escalating rental payments. Rent expense under operating leases during the years ended December 31, 2007 and 2006 was approximately $2.6 million and $3.0 million, respectively.

The Company entered into capital leases related to certain hardware and software, included in Computer equipment and software in the Consolidated Balance Sheets, in connection with a technology solutions engagement. The following is a summary of fixed assets held under capital leases (in thousands):

December 31
2006

Hardware and software	$454
Less accumulated amortization	(366)

$88

Amortization expense during the year ended December 31, 2006 relating to capital leases totaled $366,000, is included in cost of products sold. Additionally, $590,000 of depreciation expense during the year ended December 31, 2006, related to certain purchased hardware utilized in connection with this technology solutions engagement, is included in cost of products sold.

Minimum annual rentals on operating leases for the five years subsequent to 2007 are as follows (in thousands):

Operating
leases

2008	$2,615
2009	2,286
2010	1,629
2011	1,469
2012	992

$8,991

Note 15 —	Related Party Transactions

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

On July 13, 2007, Clinton J. Coleman also, a Vice President of Newcastle, was appointed Interim Chief Executive Officer of the Company.

Note 16 —	Business Segment and Related Information

As of December 31, 2007, the Company had two reportable business segments: Technology Solutions Group, a provider of integrated technology solutions, and Recreational Products Group, a distributor of replacement parts and accessories for recreational and other leisure-time vehicles. Each operating segment offers unique products and services and has separate management. The accounting policies of the segments are the same as described in Note 1.

The following is summarized financial information for the Company’s reportable segments (in thousands):

	Year ended
	December 31,
	2007	2006

Net revenues
Technology Solutions Group
Products	$42,633	$43,477
Services	32,670	32,076

	75,303	75,553
Recreational Products Group	44,615	44,743

	$119,918	$120,296

Operating income (loss):
Technology Solutions Group	$(3,661)	$(4,714)
Recreational Products Group	555	1,455
Corporate	(7,953)	(6,783)
Gain on sale of assets	2,024

	(9,035)	(10,042)
Interest income, net		456

Loss from continuing operations before income taxes	$(9,035)	$(9,586)

Depreciation and amortization
Technology Solutions Group	$1,559	$1,703
Recreational Products Group	262	355
Corporate	220	135

	$2,041	$2,193

Total assets
Technology Solutions Group	$10,448	$16,085
Recreational Products Group	13,557	13,033
Corporate	5,200	13,996
Discontinued operations	32,814

	$62,019	$43,114

Capital expenditures
Technology Solutions Group	$1,264	$2,333
Recreational Products Group	132	152
Corporate	34	226
Discontinued operations	4,471

	$5,901	$2,711

Note 17 —	Subsequent Events

Sale of SkyTel Divisions — In February 2008, the Company completed the sale of the SkyGuard and FleetHawk product lines to SkyGuard, LLC for $7 million in cash and in March 2008, the Company signed a definitive asset purchase agreement with Velocita Wireless, LLC to sell the remainder of the SkyTel business for total consideration of $8 million, consisting of $3 million in cash at closing and $5 million in secured notes. See Note 4.

Amendment to Credit Facility — On April 11, 2008, the Company and its subsidiary entered into Amendment Number Three to Credit Agreement to give effect to the sale of the SkyTel division. See Note 8.

Settlement of Litigation — In March 2008, the Company reached an agreement in principle to settle the Williams matter that is conditioned upon the completion of the sale of the SkyTel division and execution of final settlement documentation. See Note 13.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charge to			Balance
	beginning	costs and			at end of
Description	of period	expenses	Deductions		period

Year ended December 31, 2007:
Allowance for doubtful accounts	$547	$2,734	$2,551		$730
Inventory reserves	567	236	128		675
Deferred tax valuation allowance	6,331	5,815			12,147

	$7,445	$8,986	$2,679		$13,552

Year ended December 31, 2006:
Allowance for doubtful accounts	$811	$134	$398	(1)	$547
Inventory reserves	865	75	373	(1)	567
Deferred tax valuation allowance	5,181	1,150	—		6,331

	$6,857	$1,359	$771		$7,445

(1)	Amount includes balances related to the discontinued operations of J. W. Miller.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. The Company’s Chief Executive Officer and Chief Financial Officer evaluated that, as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. See Management’s Report below.

As reported below in “Management’s Report on Internal Control Over Financial Reporting”, we did not maintain effective controls over the preparation, review, presentation and disclosure of amounts related to the sale of the SkyTel division.

Other than as described above, no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonability likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Management of Bell Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projects of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concludes that Bell Industries, Inc. did not maintain effective internal control over financial reporting as of December 31, 2007, due to the material weakness in the Company’s internal control over financial reporting specifically as discussed below regarding the accounting for discontinued operations.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Material Weakness in Internal Control over Financial Reporting related to the Sale of the Skytel Division

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has concluded that as of December 31, 2007, the Company did not maintain effective controls over the preparation, review, presentation and disclosure of amounts related to the sale of the SkyTel division included in our Consolidated Balance Sheets and Consolidated Statements of Operations. Specifically, the accounting, presentation and disclosures related to the discontinued operations and asset held for sale accounting treatment in conjunction with the sale of the SkyTel division as the current financial control environment is not designed effectively to mitigate a material misstatement from being prevented or detected. The transactions that resulted in the discontinued operations and asset held for sale accounting treatment were completed in February 2008 and late March 2008 and the Company’s accounting staff was not able to properly account for such a complex transaction in such a short period of time. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

To address the control weakness described above, we performed additional analysis and other procedures in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles in the United States. Accordingly, management believes that the consolidated financial statements included in the Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. As a result, management deems the material weakness discussed above to be remediated.

Item 9B.	Other Information

On April 11, 2008, we amended our credit facility with WFF to give effect to the SkyGuard Purchase Agreement and the Velocita Purchase Agreement. This amendment resulted in the modification of the calculation of the profitability covenants to exclude the results of the AVL Business and the SkyTel Business and amended the minimum profitability covenants as of December 31, 2007 and the four quarters of the year ended December 31, 2008. The amendment also resulted in an increase in the margin on our borrowing rates by 50 basis points effective May 1, 2008.

PART III

Item 10.	Directors and Executive Officers of the Registrant

(a) Directors: The information required by Item 10 with respect to Directors will appear in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is hereby incorporated by reference.

(b) Executive Officers: The information required by Item 10 with respect to Executive Officers will appear in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is hereby incorporated by reference.

(c) Code of Ethics: Our code of Ethics, as required by Item 406 of Regulation S-K under the Securities Act of 1933, as amended, is available, without charge, upon written request sent to Bell Industries, Inc., Attention Secretary, at the address set forth on the cover page of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The information required by Item 11 will appear in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12 will appear in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 will appear in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 will appear in the Proxy Statement for the 2008 Annual Meeting of Shareholders and is hereby incorporated by reference.

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

3. The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bell Industries, Inc.

By:	/s/ Clinton J. Coleman
Clinton J. Coleman
Chief Executive Officer

Date: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 14, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Mark E. Schwarz Mark E. Schwarz	Director and Chairman of the Board

/s/ Clinton J. Coleman Clinton J. Coleman	Chief Executive Officer (Principal Executive Officer) Director

/s/ Kevin J. Thimjon Kevin J. Thimjon	President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ L. James Lawson L. James Lawson	Director

/s/ Michael R. Parks Michael R. Parks	Director

EXHIBIT INDEX

Exhibit
Number		Description

2	.	Agreement and Plan of Merger, dated as of November 26, 1996 among Registrant, ME Acquisitions, Inc., and Milgray Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Form 8-K dated January 7, 1997. (*)
3	.	The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant’s Form 8-B dated March 22, 1995, as amended. (*)
4	.	The Specimen of Registrant’s Common Stock certificates is incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant’s Form 8-B filed January 15, 1980. (*)
10a	.	Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-B dated March 22, 1995, as amended. (*)
b	.	1997 Deferred Compensation Plan dated August 27, 1997 is incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 dated August 28, 1997. (*)
c	.	Agreement for Wholesale Financing dated as of May 11, 2001 between the Registrant and Deutsche Financial Services Corporation is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001. (*)
d	.	The Bell Industries, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit 99. of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001. (*)
e	.	Amended and Restated Agreement for Wholesale Financing dated as of July 18, 2002 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.r of the Registrant’s Annual Report on Form 10-K dated December 31, 2004. (*)
f	.	Amendment to Agreement for Wholesale financing dated as of December 12, 2003 between the Registrant and GE Commercial Distribution Finance Corporation (formerly known as Deutsche Financial Corporation) is incorporated by reference to Exhibit 10.v of the Registrant’s Annual Report on Form 10-K dated December 31, 2004. (*)
g	.	Letter Agreement dated as of May 11, 2004 between the Registrant and IBM Credit LLC (formerly IBM Credit Corporation) is incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2004. (*)
h	.	The Asset Purchase Agreement between SkyTel Corp. and the Registrant is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 10, 2006. (*)
i	.	The Amendment No. 1 to the Asset Purchase Agreement between SkyTel Corp. and the Registrant is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 16, 2006. (*)
j	.	The Employment Letter between the Registrant and Kevin Thimjon dated as of January 5, 2007 is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 5, 2007. (*)
k	.	Credit Agreement, dated as of January 31, 2007 between the Registrant and Wells Fargo Foothill, Inc. is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2007. (*)
l	.	$10,000,000 Amended and Restated Convertible Promissory Note, dated March 12, 2007 issued by the Registrant to Newcastle Partners, L.P. is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 12, 2007. (*)
m	.	Purchase Agreement, dated as of January 31, 2007 between the Registrant and Newcastle Partners, L.P. is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2007. (*)
n	.	Security Agreement, dated as of January 31, 2007 between the Registrant and Wells Fargo Foothill, Inc. is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated January 31, 2007. (*)
o	.	Security Agreement, dated as of March 12, 2007 between the Registrant and Newcastle Partners, L.P. is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated March 12, 2007. (*)

Exhibit
Number	Description

p .	Registration Rights Agreement, dated as of January 31, 2007 between the Registrant and Newcastle Partners, L.P. is incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated January 31, 2007. (*)
q .	Stock Purchase Agreement dated June 15, 2007 among Sprint Nextel Corporation, each of the stockholders of New York MDS, Inc. and the Stockholders Representative is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 15, 2007. (*)
r .	Stock Purchase Agreement dated June 15, 2007 among Sprint Nextel Corporation, each of the stockholders of Atlanta MDS Co., Inc. and the Stockholders Representative is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 15, 2007. (*)
s .	Asset Purchase Agreement dated February 14, 2008 between the Company and SkyGuard, LLC is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 20, 2008. (*)
t .	First Amendment to Employment Letter effective February 15, 2008 between the Company and Kevin Thimjon is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 20, 2008. (*)
u .	Asset Purchase Agreement dated March 30, 2008 between the Company and Velocita Wireless, LLC is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 3, 2008. (*)
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Clinton J. Coleman, President and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin J. Thimjon, Clinton J. Coleman President and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Clinton J. Coleman, President and Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Kevin J. Thimjon, Clinton J. Coleman President and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Incorporated by reference.