Form 10-Q/A
period 2007-06-30
BELL INDUSTRIES INC /NEW/
filed 2008-04-16
CIK 945489

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
Amendment Number 1 to Form 10-Q

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑     Smaller reporting company ☐
                                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
     As of the close of business on August 13, 2007, there were 8,650,224 outstanding shares of the Registrant’s Common Stock.

     The sole purpose of this Amendment Number 1 to Form 10-Q is to file the complete text of Exhibit 10.1, Agreement dated June 5, 2007 between Vehicle Manufacturers Services, Inc. and Bell Industries. Portions of the exhibit were previously omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Items in the Quarterly Report on Form 10-Q not referenced herein are not amended, and this amendment does not reflect events occurring after the original filing of the Quarterly Report on Form 10-Q, or modify or update those disclosures as presented in this Form 10-Q except to the extent set forth herein.

PART II — OTHER INFORMATION
Item 6. Exhibits

10.1	Agreement dated June 5, 2007 between Vehicle Manufacturers Services, Inc. and Bell Industries.

31.1	Certification of Clinton J. Coleman, Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin J. Thimjon, Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Clinton J. Coleman, Chief Executive Officer of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Kevin J. Thimjon, Chief Financial Officer of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Previously filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

BELL INDUSTRIES, INC.
Dated: April 16, 2008	By:	/s/ Clinton J. Coleman
Clinton J. Coleman
Chief Executive Officer (authorized officer of registrant)

Dated: April 16, 2008	By:	/s/ Kevin J. Thimjon
Kevin J. Thimjon
President and Chief Financial Officer (principal financial and accounting officer)

4