Form 10-K/A
period 2007-12-31
BELL INDUSTRIES INC /NEW/
filed 2008-04-29
CIK 945489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
to Form 10-K

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

Registrant’s telephone number, including area code:
(317) 704-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

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

Explanatory Note

The registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2007 to update certain information on the cover of the Form 10-K and to include Part III of Form 10-K to the extent such information was not previously included in the Annual Report on Form 10-K, as set forth below. Items in the Annual Report on Form 10-K not referred to herein are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein.

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

As used herein, “we,” “us,” “our,” “Bell,” and the “Company” refer to Bell Industries, Inc.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information Regarding Directors

Biographical summaries and ages of our directors as of April 23, 2008 are set forth below:

Mark E. Schwarz, age 47, has been a director of our company since February 2000 and Chairman of the Board of Directors since September 2004. Since 1993, Mr. Schwarz has served as General Partner, directly or through entities that he controls, of Newcastle Partners, L.P., (“Newcastle”), a private investment firm. Since December 2001, Mr. Schwarz has been the Managing Member of Newcastle Capital Group, L.L.C., the general partner of Newcastle Capital Management, L.P., which is the general partner of Newcastle. Mr. Schwarz currently serves as Chairman of the Board of Directors of Hallmark Financial Services, Inc., a property-and-casualty insurance holding company, of Pizza Inn, Inc., a franchisor of and distributor to a chain-wide system of pizza restaurants, and of New Century Equity Holdings Corp., a firm focused on acquiring new operating companies. Mr. Schwarz presently serves as a director of MedQuist, Inc., a medical transcription technology and services provider, SL Industries, Inc., a power supply and power motion products manufacturer, and Nashua Corporation, a specialty paper, label and printing supplies manufacturer.

L. James Lawson, age 52, has been a director of our company since June 2000. Since 1996, Mr. Lawson has been a Co-Chairman and Managing Member of Lincoln International LLC (previously named Lincoln Partners, LLC) a privately held investment-banking firm. Mr. Lawson presently serves on the boards of JEB, Inc. and Laidlaw Corp. (privately held companies) and Skyline Funds, a small cap value equity mutual fund.

Michael R. Parks, age 45, has been a director of our company since June 2000. Since 1992, Mr. Parks has been Chief Executive Officer of The Revere Group, an NTT Data company, a business and technology consulting company. Mr. Parks presently serves on the boards of True Partners (privately held company) and The Revere Group.

Clinton J. Coleman, age 31, currently serves as our Interim Chief Executive Officer. He is also a Vice President of Newcastle Capital Management, L.P., the general partner of Newcastle. Mr. Coleman has also recently served as Interim Chief Financial Officer of Pizza Inn, Inc. between July 2006 and January 2007. Prior to joining Newcastle, Mr. Coleman served as a portfolio analyst with Lockhart Capital Management, L.P., an investment partnership, from October 2003 to June 2005. From March 2002 to October 2003 he served as an associate with Hunt Investment Group, L.P., a private investment group. Previously, Mr. Coleman was an associate director with the Mergers & Acquisitions Group of UBS. Mr. Coleman is also a director of Pizza Inn, Inc.

Under the terms of a Note Purchase Agreement between Newcastle and us dated January 31, 2007, Newcastle was given the right to designate two members to our board. Newcastle’s two designees are Messrs. Schwarz and Coleman.

Information Regarding Executive Officers

All of our executive officers serve at the discretion of the board. The persons listed below are our executive officers:

Name	Age	Positions with our Company

Clinton J. Coleman	31	Interim Chief Executive Officer
Kevin J. Thimjon	41	President and Chief Financial Officer

Biographical information regarding each executive officer other than Clinton J. Coleman is set forth below. Mr. Coleman’s biographical information is set forth above.

Kevin J. Thimjon, age 41, was appointed our Executive Vice President and Chief Financial Officer on January 8, 2007. Mr. Thimjon was promoted to President and Chief Financial Officer in February, 2008.

Mr. Thimjon previously served from 2004 as Chief Financial Officer of the Systems Integration business unit of Stanley Security Solutions, Inc., a division of The Stanley Works, an S&P 500 company. From 2002 until 2004, Mr. Thimjon served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of ISR Solutions, Inc., a privately held integrator of sophisticated physical security solutions, which was acquired by Stanley Security Solutions, Inc. From 1995 until 2001, Mr. Thimjon served in various finance leadership roles for U.S. Office Products Company, a multi-national supplier of office products and business services. Prior to 1995, Mr. Thimjon was an Audit Manager at Price Waterhouse LLP. Mr. Thimjon is a certified public accountant.

Section 16(a) Reporting Compliance

Section 16 of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% shareholders were met during the year ended December 31, 2007.

Code of Ethics

The board has established a corporate Code of Ethics which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act. Among other matters, the Code of Ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the Code of Ethics to appropriate persons identified in the code; and

•	accountability for adherence to the Code of Ethics.

Waivers to the Code of Ethics may be granted only by the board. In the event that the board grants any waivers of the elements listed above to any of our officers, we expect to announce the waiver within five business days on a Current Report on Form 8-K. Our Code of Ethics is available without charge, upon written request sent to Bell Industries, Inc., Attention Secretary, at the address set forth on the cover page of this Form 10-K/A.

Board Committees

The board has established an audit committee, a compensation committee and a nominating committee. Other committees may be established by the board from time to time. Following is a description of the audit committee and its composition.

Audit Committee.  Our audit committee currently consists of three directors: Messrs. Lawson (chairman), Schwarz and Parks. Mr. Schwarz was named to our audit committee so that we had three directors on our audit committee in compliance with AMEX rules. Mr. Coleman served on our audit committee between February and July 2007, when he was appointed our Interim Chief Executive Officer. The board has determined that:

•	Mr. Lawson qualifies as an “audit committee financial expert,” as defined by the SEC; and

•	all members of the audit committee, other than Mr. Schwarz, are (i) “independent” under AMEX independence standards, (ii) meet the criteria for independence as set forth in the Securities Exchange Act of 1934, or Exchange Act, (iii) has not participated in the preparation of our financial statements at any time during the past three years and (iv) is financially sophisticated as such term is defined in Section 121B of the American Stock Exchange Company Guide. Mr. Schwarz is not independent as a result of his affiliation with Newcastle.

The audit committee is governed by a charter, which was adopted by the board and is available on our website at www.bellind.com. Among other things, the charter calls upon the audit committee to:

•	oversee our auditing, accounting and control functions, including having primary responsibility for our financial reporting process;

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

This section of the Form 10-K/A explains our compensation for the persons who served as our Chief Executive Officer during our fiscal year ended December 31, 2007, our current Chief Financial Officer and our former Chief Financial Officer, who served in that capacity until January 8, 2007 and then as a consultant for us until May 31, 2007. We refer to the foregoing individuals collectively in this Form 10-K/A as our named executive officers. The Company has elected to use the Smaller Reporting Company rules recently issued by the SEC regarding the disclosure of executive compensation. Under these rules, the Company provides executive compensation disclosure for our named executive officers, the Summary Compensation Table for two years, Outstanding Equity Awards at Year End Table, Director Compensation Table and certain narrative disclosures.

Summary Compensation Table

The Summary Compensation Table and following table show the cash and non-cash compensation awarded to or earned by our named executives during fiscal years 2006 and 2007. Other than the individuals named below, we did not have any other executive officers during fiscal years 2006 and 2007. Columns have been omitted from the table when there has been no compensation awarded to, earned by or paid to any of the executive officers required to be reported in that column.

					All Other
Name and				Option	Compensation	Total
Principle Position	Year	Salary ($)	Bonus ($)(5)	Awards ($)(6)	($)	($)

Clinton J. Coleman	2007	$116,346	—	—	$11,000	$127,346
Interim Chief Executive Officer(1)
Kevin J. Thimjon	2007	201,923		$69,479	129	271,531
President and Chief Financial Officer(2)
John A. Fellows	2007	209,135	—	(21,694)	43,269	230,710
Former President and Chief	2006	375,000	$112,500	274,794	—	762,294
Executive Officer(3)
Mitchell I. Rosen	2007	15,692	25,000	—	205,052	245,744
Former Chief	2006	170,000	35,000	792	16,278	222,070
Financial Officer(4)

(1)	Mr. Coleman was appointed Interim Chief Executive Officer as of July 13, 2007 and is paid at an annual rate of $250,000. Mr. Coleman also received $11,000 in director compensation during 2007.

(2)	Mr. Thimjon was appointed as our Chief Financial Officer as of January 8, 2007 and promoted to President and Chief Financial Officer on February 14, 2008.

(3)	Effective July 13, 2007, Mr. Fellows resigned as our President and Chief Executive Officer and as a member of our board of directors.

(4)	Effective January 8, 2007, Mr. Rosen ceased to serve as Chief Financial Officer of our company. He served as a consultant for us until May 31, 2007. Amounts for 2007 include compensation paid to Mr. Rosen as an employee of our Company as well as the fees and bonuses paid to Mr. Rosen as a consultant to the Company during 2007.

(5)	These amounts represent discretionary bonuses awarded to Mr. Fellows and Mr. Rosen based on the achievement of various non-financial objectives.

(6)	The methodology and assumptions used in the valuation of stock option awards are included in Note 7 to the Company’s financial statements included in the Annual Report on Form 10-K dated December 31, 2007.

Narrative Disclosure To Summary Compensation Table

Employment Agreements or Arrangements

Agreement with Clinton J. Coleman.  Mr. Coleman’s employment with us during 2007 was not subject to an employment agreement. During 2007, Mr. Coleman was paid at annual base salary rate of $250,000.

Agreement with Kevin J. Thimjon.  On January 5, 2007, we entered into an employment letter with Mr. Thimjon pursuant to which Mr. Thimjon is employed as our Chief Financial Officer and Principal Financial Officer for a term of two years, beginning January 8, 2007, subject to certain termination rights. In 2007, Mr. Thimjon received an annual base salary of $210,000. On February 14, 2008, we amended the employment letter to promote Mr. Thimjon to President of the Company and to increase his annual base salary to $275,000.

Agreement with John A. Fellows.  Mr. Fellow’s employment with us during 2006 and 2007 was governed by an employment agreement, pursuant to which Mr. Fellows served as our President and Chief Executive Officer. The agreement provided that Mr. Fellows’ base salary was $375,000 per year, subject to increase in the sole discretion of the Compensation Committee.

Agreements with Mitchell I. Rosen.  Mr. Rosen’s employment with us during 2006 was not subject to an employment agreement. During 2006, Mr. Rosen was paid an annual base salary of $170,000. On January 5, 2007, we entered into a Release and Amended Employment Agreement with Mr. Rosen pursuant to which Mr. Rosen resigned as our Chief Financial Officer, effective as of January 8, 2007 and remained as a full-time employee to serve as an advisor to the Chief Executive Officer, for which he was paid his then current base salary (at the level of $170,000 annually) on a pro rata basis until January 26, 2007. Mr. Rosen remained as a consultant to the Company until May 31, 2007. Pursuant to the terms of the release agreement, we provided Mr. Rosen with a lump sum payment equal to eight months of Mr. Rosen’s base salary on January 26, 2007 (which is included in “All Other Compensation” in the Summary Compensation Table for 2007). During his consultancy period, we paid Mr. Rosen an aggregate of $71,162 in consulting fees (which is included in “All Other Compensation” in the Summary Compensation Table for 2007).

Material Terms of Bonus Awards

During 2006 and 2007, each of our named executive officers was eligible to receive annual cash incentive payments based on financial performance, their individual performance and other criteria as the compensation committee deemed appropriate. The amounts and criteria for earning cash incentives are established by the compensation committee during the fiscal year. In determining amounts to be paid, the compensation committee takes into consideration other elements of these employees’ compensation as well as market comparisons.

Pursuant to his employment agreement, Mr. Fellows was eligible to earn an annual performance bonus of up to 100% of his base salary upon the achievement of performance objectives to be determined by the compensation committee. In 2006, the amount paid to Mr. Fellows as a bonus was a discretionary bonus based on contributions to the Company in connection with our acquisition of SkyTel and sale of our J.W. Miller division. Due to Mr. Fellows’ resignation from the Company, Mr. Fellows did not receive any bonus compensation for his performance during 2007.

In 2006, the amount paid to Mr. Rosen as a bonus was a discretionary bonus based on contributions to the Company in connection with our acquisition of SkyTel and sale of our J.W. Miller division. Upon completion of his employment during 2007, we paid Mr. Rosen a bonus of $25,000.

Material Terms of Option Awards

Upon Mr. Thimjon’s appointment as our Chief Financial Officer in January 2007, we issued to Mr. Thimjon non-qualified stock options for 125,000 shares of our common stock. The terms of such stock options are as set forth in the Outstanding Equity Awards at Fiscal Year End Table.

All Other Compensation

The amount listed as “All Other Compensation” for Mr. Coleman for 2007 in the Summary Compensation Table consists of $11,000 in director fees paid to Mr. Coleman during 2007.

The amount listed as “All Other Compensation” for Mr. Thimjon for 2007 in the Summary Compensation Table consists of $129 of matching contributions to the Bell Industries’ Employees’ Savings and Profit Sharing Plan, the material terms of which are described below.

The amount listed as “All Other Compensation” for Mr. Fellows for 2007 in the Summary Compensation Table consists of $43,269 in accrued vacation payouts to Mr. Fellows made upon his resignation from the Company.

The amount listed as “All Other Compensation” for Mr. Rosen for 2006 in the Summary Compensation Table consists of (i) $8,500 for matching contributions to our Executive Compensation Deferral Plan, the material terms of which are described below, (ii) $6,601 of accrued earnings under the Executive Compensation Deferral Plan and (iii) $1,177 of matching contributions to the Bell Industries’ Employees’ Savings and Profit Sharing Plan, the material terms of which are described below. The amount listed as “All Other Compensation” for Mr. Rosen for 2007 in the Summary Compensation Table consists of (i) $71,162 of consulting fees paid to Mr. Rosen following his employment with the Company, (ii) $113,333 paid to Mr. Rosen in February 2007 as severance obligations; (iii) $20,269 in accrued vacation payouts to Mr. Rosen made upon his termination as an employee of the Company; and (iv) $288 of matching contributions to the Bell Industries’ Employees’ Savings and Profit Sharing Plan.

Additional Compensation Disclosure

Deferred Compensation

Under the Bell Industries, Inc. Executive Compensation Deferral Plan, or ECP, as amended, each named executive and such other highly compensated employees as the board may designate are eligible to participate. Each participant may elect a percentage (not more than 10%) of his base salary that he wishes to defer. Such deferred sums are assigned to employee designated investment options, which are funded through life insurance policies owned by us. The ECP provides for a company matching contribution in an amount equal to 50% of a participant’s chosen deferral. The maximum annual company matching contribution per participant is limited to the lesser of 50% of the deferred amount or $20,000.

Upon retirement or other termination of employment after reaching age 62, a participant is entitled to receive a benefit equal to the balance of their deferred salary plus accrued earnings and any matching funds contributed by us plus accrued earnings.

If a participant voluntarily resigns without the approval of the board, the participant is entitled to receive the balance of their deferred salary plus accrued earnings and the vested percentage of matching funds contributed by us plus accrued earnings. The vesting is based on years of service with a participant becoming fully vested after 12 years. If a participant voluntarily resigns with the approval of the board, or is terminated without cause, or within two years after a “change in control,” the participant is entitled to the balance of their deferred salary plus accrued earnings and any matching funds contributed by us plus accrued earnings as of the date of termination. If a participant is terminated for cause prior to reaching age 62, the participant is entitled to receive only the balance of their deferred salary plus accrued earnings. In the event of an unforeseen emergency, a participant may withdraw an amount up to the balance of their deferred salary plus accrued earnings, subject to approval by the board. If a participant dies or becomes permanently disabled while employed, the participant’s beneficiary is entitled to receive the balance of the deferred salary plus accrued earnings and any matching funds contributed by us plus accrued earnings as of the date of death or permanent disability.

Savings and Profit Sharing Plan

We established the Bell Industries’ Employees’ Savings and Profit Sharing Plan (the “PSP”) in 1973 under which both employees and we may make contributions. The PSP will continue until terminated by the Board. The Board determines our contribution to the PSP in its discretion. For the fiscal year ended December 31, 2007, we contributed $32,000 to the PSP.

Change of Control Arrangements

Under our employment letter with Mr. Thimjon, in the event Mr. Thimjon’s employment is terminated by us without Cause (as such term is defined in the employment letter) or if Mr. Thimjon resigns for Good Reason (as such term is defined in the employment letter), we must pay him a severance amount equal to six months of his then current base annual salary, an additional 20% of any unvested stock options held by him will vest and shall remain exercisable with respect to the vested portion for a period of forty-five days and we must provide certain health insurance benefits for a period of time. In the event Mr. Thimjon’s employment is terminated by us without “cause” or if Mr. Thimjon resigns for Good Reason within 12 months of a Change of Control (as such term is defined in the employment letter), we must pay him a severance amount equal to one year of his then current base annual salary plus full annual bonus, all of the unvested stock options held by him will vest and shall remain exercisable with respect to the vested portion for a period of forty-five days and the Company must provide certain health insurance benefits for a period of time.

Indemnification Agreements

In addition to the indemnification provisions contained in our certificate of incorporation and bylaws, we have entered into separate indemnification agreements with each of our directors and executive officers. These agreements require us, among other things, to indemnify each such director and executive officer against all costs, charges, expenses (including legal or other professional fees), damages or liabilities incurred by such individual arising out of, in connection with, or incidental to, any action, suit, demand, proceeding, investigation or claim by reason of such individual’s status or service as a director or executive officer, regardless of whether sustained or incurred by reason of the individual’s negligence, default, breach of duty or failure to exercise due diligence. However, we will not indemnify such director or executive officer under these agreements if it is proved that such individual’s failure to act constituted a breach of his fiduciary duties as a director and such breach of those duties involved intentional misconduct, fraud or a knowing violation of law. The agreements also require us to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

Outstanding Equity Awards at Fiscal Year End Table

The following table shows the unexercised stock options, unvested restricted stock, and other equity incentive plan awards held at the end of fiscal year 2007 by named executives. Columns have been omitted from the table where there is no outstanding equity awards required to be reported in that column.

	Option Awards
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option	Option
Name	Options (#) Exercisable	Options (#) Unexercisable	Exercise Price ($)	Expiration Date

Clinton J. Coleman	—	—	—	—
Kevin J. Thimjon(1)	20,000	30,000	$3.83	1/8/17
	10,000	15,000	4.00	1/8/17
	10,000	15,000	6.00	1/8/17
	10,000	15,000	8.00	1/8/17
John A. Fellows(2)	—	—	—	—
Mitchell I. Rosen(2)	—	—	—	—

(1)	Each of these option grants were made as non-qualified option grants. The grants were not issued under any shareholder approved option or equity incentive plan, however, they were issued as inducement grants under the applicable rules of AMEX. Each of these grants becomes exercisable in increments of an additional 20% of the total number of shares underlying such options on January 8, 2009, January 8, 2010 and January 8, 2011.

(2)	As a result of their separation from Bell, all of the unexercised option awards held by Messrs. Fellows and Rosen terminated in accordance with their terms in 2007. As such, neither Mr. Fellows nor Mr. Rosen held any unexercised stock options, restricted stock or other equity incentive plan awards at the end of fiscal year 2007.

DIRECTOR COMPENSATION

Directors are compensated for serving on the board and board committees through quarterly cash payments and options to purchase shares of our common stock. The Chairman of the Board receives annual cash compensation of $24,000 and each director receives annual cash compensation of $12,000 payable on a quarterly basis for serving on the board and board committees.

Director Compensation Table

The following table shows the compensation of the members of our board during fiscal year 2007. Columns have been omitted from the table when there has been no compensation awarded to, earned by or paid to any of the members of our board required to be reported in that column.

	Fees Earned or	Option
Name(1)	Paid in Cash ($)	Awards ($)(2)	Total ($)

Mark E. Schwarz	$24,000	—	$24,000
L. James Lawson	12,000	—	12,000
Michael R. Parks	12,000	—	12,000
Clinton J. Coleman	11,000	—	11,000

(1)	John A. Fellows, our former President and Chief Executive Officer, is not included in this table, because he was an employee of the Company during 2007 and received no compensation for his service as a director. The compensation he received as an employee of the Company is shown in the Summary Compensation Table.

(2)	At December 31, 2007, 30,000 stock options were outstanding for each of Messrs. Schwarz, Lawson and Parks.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 25, 2008, there were approximately 8,650,224 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to beneficially own more than 5% of our common stock and (iv) all of our directors and executive officers as a group. The number of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of April 25, 2008 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

	Number of Shares	Percent
Beneficial Owner(1)	Beneficially Owned	of Class

Directors and Officers
Kevin J. Thimjon(2)	50,000	*
Mark E. Schwarz(3)	3,482,868	30.1%
L. James Lawson(4)	42,800	*
Michael R. Parks(5)	40,000	*
Clinton J. Coleman	—	*
All Directors and Officers as a Group (5 Persons)(6)	3,615,668	31.0%
5% Shareholders
Royce & Associates, LLC(7)	763,200	8.8%
Dimensional Fund Advisors Inc.(8)	553,316	6.4%
Berlin Financial, Ltd.(9)	453,850	5.3%

*	Less than 1%

(1)	Each of our other directors and officers may be reached at 8888 Keystone Crossing, Suite 1700, Indianapolis, Indiana 46240.

(2)	Includes 50,000 shares issuable pursuant to currently exercisable stock options.

(3)	Includes 30,000 shares issuable pursuant to currently exercisable stock options. Includes 565,100 shares held by Newcastle for which Mr. Schwarz disclaims beneficial ownership. Includes 10,000 shares held by Mr. Schwarz from the exercise of stock options during 2007. Includes 2,877,768 shares issuable pursuant to the Newcastle Convertible Promissory Note for which Mr. Schwarz disclaims beneficial ownership.

(4)	Includes 30,000 shares issuable pursuant to currently exercisable stock options.

(5)	Includes 30,000 shares issuable pursuant to currently exercisable stock options.

(6)	Includes 2,877,768 shares issuable pursuant to the Newcastle Convertible Promissory Note.

(7)	Based on Schedule 13G filed on January 22, 2008 by Royce & Associates, LLC, whose address is 1414 Avenue of the Americas, New York, New York 10019.

(8)	Based on Schedule 13G filed on February 6, 2008 by Dimensional Fund Advisors Inc., whose address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(9)	Based on Schedule 13G filed on July 17, 2007 by Berlin Financial, Ltd., whose address is 1325 Carnegie Ave. Cleveland, Ohio 44115.

Change in Control

Depending on the final terms of the Proposed Modifications, as defined below, Newcastle may have sufficient beneficial ownership of our common stock which could result in a change in control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, regarding compensation plans approved by shareholders and not approved by shareholders:

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance
	to be Issued upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants, and Rights		Warrants, and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by shareholders	295,000		$3.63	850,000
Equity compensation plans not approved by shareholders	798,000	(1)	$3.78

Total	1,093,000		$3.74	850,000

(1)	Shares issued under equity compensation plans not approved by shareholders include (i) 225,000 shares issued under the Company’s 2001 Stock Option Plan; and (ii) 573,000 shares issued during 2006 and 2007, pursuant to employment agreements, as inducements for such employees to join the Company.

Item 13.	Certain Relationships and Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review of Related Person Transactions

We do not have a written policy for reviewing transactions between the Company and our directors and executive officers, their immediate family members and entities with which they have a position or relationship, however, we adhere to certain general procedures to determine whether any such related person transaction impairs the independence of a director or presents a conflict of interest on the part of a director or executive officer.

We annually require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related person transactions. Our board and outside legal counsel annually reviews all transactions and relationships disclosed in the director and officer questionnaires, and the board makes a formal determination regarding each director’s independence.

If a director is determined to no longer be independent, such director, if he or she serves on any of the Audit, Governance or Compensation committees, will be removed from such committee prior to (or otherwise will not participate in) any future meeting of the committee. If the transaction presents a conflict of interest, the Board will determine the appropriate response.

Upon receiving notice of any transaction between the Company and an executive officer that may present a conflict of interest, our Chief Executive Officer will discuss the transaction with the Chairman (or, if the transaction involves the Chief Executive Officer, the Chair of the Audit Committee) to determine whether the transaction could present a conflict of interest. If the transaction has already occurred and a determination is made that a conflict of interest exists, the Audit Committee will determine the appropriate response. The Company’s procedures for reviewing related person transactions do not require the approval or ratification of such transactions.

Related Person Transactions

As the Company is currently a “smaller reporting company” within the meaning of Regulation S-K of the Securities Exchange Act of 1934, as amended, Item 404 of Regulation S-K requires disclosure of any transaction, since the beginning of the Company’s 2006 fiscal year or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which a related person had or will have a direct or indirect material interest. The term “related person” is defined in Item 404 and includes the Company’s directors, executive officers and each of their respective immediate family members, as well as any person that beneficially owns more than 5% of any class of the Company’s voting stock and each such person’s immediate family members, where applicable.

Related Party Transactions in 2007

On January 31, 2007, the Company issued a $10,000,000 Convertible Promissory Note to Newcastle pursuant to a purchase agreement. Under the purchase agreement, the Company granted Newcastle certain governance and related rights so long as Newcastle beneficially owns at least 5% of our outstanding common stock, including the right to designate two members to the board and a pre-emptive right to acquire additional securities in the event we propose to issue any additional securities. We also agreed to exempt Newcastle from any stockholder rights plan that may be adopted in the future and exempted Newcastle from certain notice provisions with respect to shareholder meetings and nominations of directors, as set forth in the Company’s bylaws. In connection with the purchase of the Convertible Note, the Company and Newcastle also entered into a registration rights agreement, pursuant to which Newcastle was granted demand and piggyback registration rights in respect of shares of common stock that may be issued under the Convertible Note. As security for our obligations under the Convertible Note, Newcastle holds a subordinated security interest in substantially all of our assets. Mr. Schwarz, the Chairman of the Board of Directors, controls the general partner of Newcastle. In addition, Mr. Coleman, a member of our board and our current Interim Chief Executive Officer, is an employee of Newcastle, although Mr. Coleman was not a member of our Board of Directors at the time of the issuance of the Convertible Note. Because of Mr. Schwarz’s position with Newcastle, we determined that the transaction represented a related transaction. The transaction was approved by the members of our board of directors, other than Mr. Schwarz.

Currently Proposed Related Transactions

On March 30, 2008, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Velocita Wireless, LLC (“Velocita”), pursuant to which we agreed to sell substantially all of the assets relating to our SkyTel business. In addition to other customary conditions to the closing of the transaction with Velocita, the consent of our secured lenders is required under the terms of the Purchase Agreement. Prior to our entry into the Purchase Agreement, it was determined that the consent of Newcastle would be required in order to consummate the transaction with Velocita. It was also determined that cash we expect to receive upon the closing of the transaction with Velocita will not be sufficient to satisfy the outstanding principal and interest on the Convertible Note. Newcastle has requested substantial modifications (the “Proposed Modifications”) to the terms of its Convertible Note as consideration for its consent to the transaction with Velocita, which represents the sale of a substantial portion of the collateral securing our debt to Newcastle under the Convertible Note. The material terms of the Proposed Modifications requested by Newcastle include: (i) a significant reduction to the conversion price of the Convertible Note from $3.81 per share; (ii) the right to designate at least 50% of the members of our board of directors under certain conditions; (iii) the request to comply with new financial and operating covenants consistent with our credit agreement with Wells Fargo Foothill relating to our financial performance and operations in order for the Convertible Note not to be declared in default; and (iv) the issuance by us to Newcastle of a warrant to acquire additional shares of our common stock at an exercise price of $0.01 per share (the “Warrant”). Although we have not finalized the terms of our negotiations with Newcastle, we believe that any definitive agreement we reach with Newcastle will contain terms materially similar to the terms proposed by Newcastle. There can be no assurance, however, that we will be able to reach final agreement with Newcastle on the Proposed Modifications or what the final terms of the Proposed Modifications will be.

Because Mr. Schwarz and Mr. Coleman are affiliated with Newcastle, we determined that proposed modifications to the Convertible Note represented a related transaction. As such, the members of our board of directors that are not affiliated with Newcastle have formed a special committee to review and analyze the Proposed Modifications, as well as other alternatives available to the Company. In connection with this review, the special committee has engaged a financial advisor to seek other sources of funding to completely discharge the debt to Newcastle under the Convertible Note as well as other alternatives.

Item 14.	Principal Accountant Fees and Services

Crowe Chizek and Company, LLC (“Crowe Chizek”) has been engaged by the Audit Committee to act in such capacity for the fiscal year ending December 31, 2008. Crowe Chizek has served as our independent auditors since November 19, 2007. Effective November 15, 2007, BKD, LLP (“BKD”) resigned as our independent registered public accounting firm, BKD, LLP (“BKD”). The decision to change independent registered public accounting firms was approved by the Audit Committee. BKD’s reports on our consolidated financial statements as of and for the year ended December 31, 2006 contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.

Effective July 14, 2006, we dismissed our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”). The decision to change independent registered public accounting firms was made after the completion of a competitive bid process and was approved by the audit committee. PwC’s reports on our consolidated financial statements as of and for the years ended December 31, 2005 and 2004 contained no adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During each of the years in the two year period ended December 31, 2005, and through July 14, 2006, there were no disagreements between us and PwC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such years.

During the period between July 20, 2006 through December 31, 2006, and through November 15, 2007, there were no disagreements between Bell and BKD on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BKD, would have caused BKD to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such years. There were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K during the Company’s fiscal year ended December 31, 2006, and through November 15, 2007.

Effective November 19, 2007, we engaged Crowe Chizek as our new independent registered public accounting firm. The decision to engage Crowe Chizek was approved by the Audit Committee. During the last two fiscal years and through November 19, 2007, we did not consult with Crowe Chizek regarding (1) the application of accounting principles to any transaction, either completed or proposed; (2) the type of audit opinion that might be rendered on our financial statements; or (3) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Audit Fees

We incurred the following fees for services performed by Crowe Chizek, BKD, PricewaterhouseCoopers LLP (“PwC”) and Grobstein, Horwath & Company LLP in 2007 and 2006.

			Audit		All Other
		Audit	Related	Tax	Fees	Total
Firm	Year	Fees ($)	Fees ($)	Fees ($)	($)	($)

Crowe Chizek(1)	2007	309,000	—	—	—	309,000
	2006	—	—	—	—	—
BKD(2)	2007	232,225	—	5,000	—	237,225
	2006	195,875	—	—	—	195,875
PwC(3)	2007	—	180,000	—	—	180,000
	2006	37,200	223,000	—	—	260,200
Grobstein, Horwath & Company LLP(4)	2007	12,500	—	—	—	12,500
	2006	12,500	—	—	—	12,500

(1)	For the year ended December 31, 2007, Crowe Chizek billed us an aggregate of $309,000 for professional services in connection with the audit of our consolidated financial statements for the year ended December 31, 2007

(2)	For the year ended December 31, 2007, BKD billed us $79,725 for professional services in connection with reviews of our consolidated interim financial statements included in our Quarterly Report on Form 10-Q for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007 and $152,500 for their audit of the financial statements required in connection with our acquisition of our SkyTel business in 2007. For the year ended December 31, 2006, BKD billed us an aggregate of $195,875 for professional services in connection with the audit of our consolidated financial statements for the year ended December 31, 2006 and reviews of our consolidated interim financial statements included in our Quarterly Report on Form 10-Q for the periods ended June 30, 2006 and September 30, 2006.

(3)	For the year ended December 31, 2007, PwC billed us an aggregate of $180,000 for professional services rendered in connection with due diligence and advisory services related to mergers and acquisitions. For the year ended December 31, 2006, PwC billed us an aggregate of (i) $37,200 for professional services rendered in connection with the review of our consolidated interim financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2006 and in connection with the reissuance of their report and consent included in our Annual Report on Form 10-K for the year ended December 31, 2006; and (ii) $223,000 for professional services rendered in connection with due diligence related to mergers and acquisitions.

(4)	For each of the years ended December 31, 2007 and 2006, Grobstein, Horwath & Company LLP billed us an aggregate of $12,500 for professional services rendered for audit-related services related to our 401(k) plan.

Policy for Pre-Approval of Independent Auditor Services

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the specific service or category of service and is generally subject to a specific budget. The independent auditor and management are required to periodically communicate to the audit committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K/A.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bell Industries, Inc.

By:	/s/ Clinton J. Coleman
Clinton J. Coleman
Chief Executive Officer

Date: April 29, 2008

EXHIBIT INDEX

Exhibit
Number		Description

2	.	Agreement and Plan of Merger, dated as of November 26, 1996 among Registrant, ME Acquisitions, Inc., and Milgray Electronics, Inc. is incorporated by reference to Exhibit 2.1 of the Form 8-K dated January 7, 1997. (*)
3	.	The Restated Articles of Incorporation and Restated By-laws are incorporated by reference to Exhibits 3.1 and 3.2, respectively, to Registrant’s Form 8-B dated March 22, 1995, as amended. (*)
4	.	The Specimen of Registrant’s Common Stock certificates is incorporated by reference to Exhibit 5 to Amendment number 1 to Registrant’s Form 8-B filed January 15, 1980. (*)
10a	.	Form of Indemnity Agreement between the Registrant and its executive officers and directors is incorporated by reference to Exhibit 10.10 to Registrant’s Form 8-B dated March 22, 1995, as amended. (*)
b	.	1997 Deferred Compensation Plan dated August 27, 1997 is incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 dated August 28, 1997. (*)
c	.	Agreement for Wholesale Financing dated as of May 11, 2001 between the Registrant and Deutsche Financial Services Corporation is incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001. (*)
d	.	The Bell Industries, Inc. 2001 Stock Option Plan is incorporated by reference to Exhibit 99. of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001. (*)
e	.	Amended and Restated Agreement for Wholesale Financing dated as of July 18, 2002 between the Registrant and IBM Credit Corporation is incorporated by reference to Exhibit 10.r of the Registrant’s Annual Report on Form 10-K dated December 31, 2004. (*)
f	.	Amendment to Agreement for Wholesale financing dated as of December 12, 2003 between the Registrant and GE Commercial Distribution Finance Corporation (formerly known as Deutsche Financial Corporation) is incorporated by reference to Exhibit 10.v of the Registrant’s Annual Report on Form 10-K dated December 31, 2004. (*)
g	.	Letter Agreement dated as of May 11, 2004 between the Registrant and IBM Credit LLC (formerly IBM Credit Corporation) is incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2004. (*)
h	.	The Asset Purchase Agreement between SkyTel Corp. and the Registrant is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 10, 2006. (*)
i	.	The Amendment No. 1 to the Asset Purchase Agreement between SkyTel Corp. and the Registrant is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 16, 2006. (*)
j	.	The Employment Letter between the Registrant and Kevin Thimjon dated as of January 5, 2007 is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 5, 2007. (*)
k	.	Credit Agreement, dated as of January 31, 2007 between the Registrant and Wells Fargo Foothill, Inc. is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2007. (*)
l	.	$10,000,000 Amended and Restated Convertible Promissory Note, dated March 12, 2007 issued by the Registrant to Newcastle Partners, L.P. is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 12, 2007. (*)
m	.	Purchase Agreement, dated as of January 31, 2007 between the Registrant and Newcastle Partners, L.P. is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2007. (*)
n	.	Security Agreement, dated as of January 31, 2007 between the Registrant and Wells Fargo Foothill, Inc. is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated January 31, 2007. (*)
o	.	Security Agreement, dated as of March 12, 2007 between the Registrant and Newcastle Partners, L.P. is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated March 12, 2007. (*)

Exhibit
Number	Description

p .	Registration Rights Agreement, dated as of January 31, 2007 between the Registrant and Newcastle Partners, L.P. is incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated January 31, 2007. (*)
q .	Stock Purchase Agreement dated June 15, 2007 among Sprint Nextel Corporation, each of the stockholders of New York MDS, Inc. and the Stockholders Representative is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 15, 2007. (*)
r .	Stock Purchase Agreement dated June 15, 2007 among Sprint Nextel Corporation, each of the stockholders of Atlanta MDS Co., Inc. and the Stockholders Representative is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 15, 2007. (*)
s .	Asset Purchase Agreement dated February 14, 2008 between the Company and SkyGuard, LLC is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 20, 2008. (*)
t .	First Amendment to Employment Letter effective February 15, 2008 between the Company and Kevin Thimjon is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 20, 2008. (*)
u .	Asset Purchase Agreement dated March 30, 2008 between the Company and Velocita Wireless, LLC is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 3, 2008. (*)
21.1	Subsidiaries of the Registrant. (**)
23.1	Consent of Independent Registered Public Accounting Firm. (**)
23.2	Consent of Independent Registered Public Accounting Firm. (**)
31.1	Certification of Clinton J. Coleman, President and Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin J. Thimjon, Clinton J. Coleman President and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Clinton J. Coleman, President and Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (**)
32.2	Certification of Kevin J. Thimjon, Clinton J. Coleman President and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (**)

(*)	Incorporated by reference.
(**)	Previously filed with Annual Report on Form 10-K for fiscal year ended December 31, 2007.