Form 10-Q
period 2008-03-31
BELL INDUSTRIES INC /NEW/
filed 2008-05-15
CIK 945489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2008
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
Yes ☐ No ☑
     As of the close of business on May 14, 2008, there were 8,650,224 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.
MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-Q
INDEX

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended
	March 31,
	2008	2007

Net revenues:
Products	$15,730	$19,355
Services	7,358	10,190

Total net revenues	23,088	29,545

Costs and expenses:
Cost of products sold	12,760	16,327
Cost of services provided	4,939	7,257
Selling, general and administrative expense	5,914	9,755
Interest expense, net	139	—
Gain on sale of assets	—	(1,976)

Total costs and expenses	23,752	31,363

Loss from continuing operations before provision for income taxes	(664)	(1,818)
Provision for income taxes	16	23

Loss from continuing operations	(680)	(1,841)
Income from discontinued operations, net of tax	1,519	334

Net income (loss)	$839	$(1,507)

Share and per share data
Basic:
Loss from continuing operations	$(0.08)	$(0.22)
Income from discontinued operations	0.18	0.04

Net income (loss)	$0.10	$(0.18)

Weighted average common shares outstanding	8,650	8,600

Diluted:
Loss from continuing operations	$(0.06)	$(0.22)
Income from discontinued operations	0.15	0.04

Net income (loss)	$0.09	$(0.18)

Weighted average common shares outstanding	11,467	8,600

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31	December 31
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,001	$409
Accounts receivable, less allowance for doubtful accounts of $750 and $730, respectively	14,712	12,304
Inventories, net	9,741	10,323
Prepaid expenses and other current assets	1,743	1,982
Assets held for sale	21,831	27,814

Total current assets	49,028	52,832
Fixed assets, net of accumulated depreciation of $11,570 and $12,225, respectively	2,215	1,956
Assets held for sale	5,000	5,000
Other assets	1,681	2,231

Total assets	$57,924	$62,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan payables	$781	$1,064
Revolving credit facility	3,404	4,775
Accounts payable	9,085	10,438
Accrued payroll	2,149	1,639
Liabilities associated with assets held for sale	17,225	19,084
Other accrued liabilities	4,934	5,849

Total current liabilities	37,578	42,849
Convertible note	9,209	8,969
Other long-term liabilities	5,461	5,418

Total liabilities	52,248	57,236

Commitments and contingencies
Shareholders’ equity:
Preferred stock:
Authorized - 1,000,000 shares, outstanding -none
Common stock:
Authorized 35,000,000 shares, outstanding - 8,650,224 and 8,650,224 shares, respectively	35,038	34,983
Accumulated deficit	(29,698)	(30,536)
Accumulated other comprehensive income	336	336

Total shareholders’ equity	5,676	4,783

Total liabilities and shareholders’ equity	$57,924	$62,019

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31
	2008		2007
Cash flows from operating activities:
Net income (loss)		$839		$(1,507)
Income from discontinued operations, net of tax		(1,519)		(334)
Adjustments to reconcile net income (loss) to net cash used in operating activities for continuing operations:
Gain on sale of assets		—		(1,976)
Depreciation, amortization and accretion expense		388		345
Non-cash interest expense		332		183
Stock-based compensation expense		13		86
Provision for losses on accounts receivable, net		41		(13)
Provision for losses on inventory		(70)		—
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable		(2,436)		(2,907)
Inventories		652		505
Accounts payable		(2,207)		1,890
Accrued payroll		513		752
Accrued liabilities and other		(900)		(132)

Net cash used in operating activities for continuing operations		(4,354)		(3,108)
Net cash provided by operating activities for discontinued operations		30		7,396

Net cash provided by (used in) operating activities		(4,324)		4,288

Cash flows from investing activities:
Purchases of fixed assets and other		(380)		(423)
Proceeds from life insurance policy		488		—
Proceeds from sale of assets		—		2,016

Net cash provided by (used in) investing activities for continuing operations		108		1,593
Net cash provided by (used in) investing activities for discontinued operations		6,628		(21,692)

Net cash provided by (used in) investing activities		6,736		(20,099)

Cash flows from financing activities:
Net borrowings (payments) under revolving credit facility		(1,371)		3,994
Proceeds from issuance of convertible note		—		10,000
Debt acquisition costs		—		(810)
Net proceeds (payments) of floor plan payables		(283)		146
Employee stock plans		—		55
Principal payments on capital leases		—		(61)

Net cash provided by (used in) financing activities for continuing operations		(1,654)		13,324
Net cash used in financing activities for discontinued operations		(166)		—

Net cash provided by (used in) financing activities		(1,820)		13,324

Net increase (decrease) in cash and cash equivalents		592		(2,487)
Cash and cash equivalents at beginning of period		409		3,637

Cash and cash equivalents at end of period		$1,001		$1,150

Supplemental cash flow information:
Interest paid		$146		$76
Income taxes paid	$			$38
Capital lease obligations incurred		$254	$
See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 — General
     The accompanying consolidated condensed financial statements of Bell Industries, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent registered public accounting firm, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2007 has been derived from audited financial statements, but does not include all disclosures required by GAAP.
     Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to guidelines of the Securities and Exchange Commission (the “SEC”). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate for a fair presentation, but the disclosures contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Note 2 — Acquisition and Sale of SkyTel Division
     On January 31, 2007, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of SkyTel Corp. (“SkyTel”), an indirect subsidiary of Verizon Communications Inc. (“Verizon”), for a total purchase price of $23.0 million, plus a $7.4 million post closing adjustment paid to Verizon in April 2007 and approximately $4.2 million in deal costs. SkyTel, based in Clinton, Mississippi, is a provider of wireless data and messaging services including email, interactive two-way messaging, wireless telemetry services and traditional text and numeric paging to Fortune 1000 and government customers throughout the United States.
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
     During the fourth quarter of 2007, the Company committed to a plan to sell the SkyTel business segment and entered into letters of intent with two parties to sell the SkyTel business in two separate transactions. On February 14, 2008, the Company completed the sale of the SkyGuard and FleetHawk product lines to SkyGuard, LLC for $7 million in cash. On March 30, 2008, the Company signed a definitive asset purchase agreement with Velocita Wireless, LLC (“Velocita”), to sell the remainder of the SkyTel business for total consideration of $8 million, consisting of $3 million in cash at closing and $5 million in secured notes, with $2 million payable on the one year anniversary of the closing and $3 million payable on the two year anniversary of the closing. The sale is expected to close 60 to 90 days after the signing of the definitive agreement and is conditioned upon certain customary closing conditions, including receiving regulatory approval for the transfer of SkyTel’s wireless licenses and receiving consent’s from the Company’s lenders and tower lease landlords.
     Upon closing of the transactions, the Company will no longer have any significant involvement or generate cash flows from SkyTel operations. Therefore, at March 31, 2008 and at December 31, 2007, the SkyTel business has been reflected as assets held for sale in the Consolidated Balance Sheets and as discontinued operations in the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2008 and 2007. Total proceeds, including an estimated working capital adjustment and net of costs to sell, expected to be realized by the Company related to the disposition of the SkyTel business subsequent to March 31, 2008 is $9.6 million, which the Company believes is the current fair market value. In addition, in accordance with SFAS 144, the Company reduced its property and equipment to reflect assets held for sale at its fair market value less costs to sell. The proceeds will be used to pay down any outstanding balances on the Company’s credit facility and to provide working capital for the Company’s continuing operations.
     Summarized financial information of the major classes of assets and liabilities held for sale in the consolidated balance sheets for the discontinued SkyTel operations as of March 31, 2008 is as follows (in thousands):

Accounts receivables (net of allowance of $515)	$11,050
Inventories	1,620
Prepaid expenses	883
Property and equipment, net	10,166
Other assets	3,112

Total assets held for sale	26,831

Accounts payable	4,893
Accrued tower termination costs	3,172
Accrued other liabilities	9,160

Total liabilities associated with assets held for sale	17,225

Carrying value of net assets held for sale	$9,606

     The Company has classified $5 million of assets held for sale as long-term in the Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, as the Company will receive $5 million of the proceeds from the sale of SkyTel over a two year period.
     Summarized financial information in the Consolidated Condensed Statements of Operations for the discontinued SkyTel operations for the three months ended March 31, 2008 and 2007 (SkyTel was acquired by the Company on January 31, 2007) are as follows (in thousands):

	Three Months ended
	March 31,
	2008	2007
Net revenues	$20,059	$16,651
Income before income taxes	1,519	334
Provision for income taxes

Income from discontinued operations, net of tax	$1,519	$334

     In presenting discontinued operations, corporate overhead expenses have not been allocated. For the three months ended March 31, 2008 and 2007, interest expense of $348,000 and $371,000, respectively, was allocated to discontinued operations based upon the anticipated proceeds or debt balance attributable to those operations. Income taxes have been allocated to discontinued operations in accordance with SFAS 109 intraperiod tax allocation resulting in no tax provision being provided given the Company’s full valuation allowance on its deferred tax assets.
     For the three months ended March 31, 2008, approximately $1.9 million of depreciation and amortization was not expensed due to the cessation of such expense upon the SkyTel business being classified as held for sale.
Note 3 — Sale of Assets
     During February 2007, the Company completed the sale of a building. The net proceeds from this sale totaled approximately $2.0 million, and the gain on disposition is included in gain on sale of assets in the Consolidated Condensed Statements of Operations.
Note 4 — Shipping and Handling Costs
     Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $850,000 and $1,036,000 during the three months ended March 31, 2008 and 2007, respectively. These costs are included within selling, general and administrative expenses in the Consolidated Condensed Statements of Operations.
Note 5 — Debt and Financing Obligations
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
Revolving Credit Facility
     Pursuant to the Credit Agreement, the Company borrowed approximately $10.3 million in the form of an initial advance under the Revolving Credit Facility (the “Initial Advance”). The proceeds of the Initial Advance, together with existing cash on hand and the funds received pursuant to the sale of the Convertible Note, were used to finance the acquisition of SkyTel as well as related fees and expenses. Additional advances under the Revolving Credit Facility (collectively, the “Advances”) will be available to the Company, subject to restrictions based on the Borrowing Base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the rate of interest per annum announced from time to time by WFF as its prime rate in effect at its principal office in

San Francisco, California, plus a 0.75% margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus a 2.25% margin. The Advances made under the Credit Agreement are repayable in full on January 31, 2012. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. The Credit Agreement includes certain covenants related to profitability and capital expenditures. In connection with the Credit Agreement, on January 31, 2007, the Company entered into a security agreement with WFF, pursuant to which the Company granted WFF a security interest in and a lien against certain assets of the Company.
     On August 13, 2007, the Company and its subsidiary entered into Amendment Number Two to Credit Agreement, Consent and Waiver (the “Second Amendment”), with WFF. The Second Amendment amended the profitability covenants for the nine month period ended September 30, 2007 and the twelve month period ended December 31, 2007, blocked $10 million of the total Revolving Credit Facility and blocked $6 million of the amount of the Revolving Credit Facility available at any time to the Company. As of March 31, 2008, $3.4 million was outstanding at an annual interest rate of 6% under the Revolving Credit Facility.
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
     As this debt is convertible at the option of Newcastle at a beneficial conversion rate of $3.81 per share (closing market price of the Company’s common stock as of January 31, 2007 was $4.49 per share), the embedded beneficial conversion feature is recorded as a debt discount with the credit charged to shareholders equity, net of tax, and amortized using the effective interest method over the life of the debt in accordance with Emerging Issue Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” A summary of the initial recording of the debt and debt discount and activity through March 31, 2008 follows (in thousands):

Convertible note at January 31, 2007	$10,000
Beneficial conversion feature	(1,916)
Accretion of beneficial conversion feature	153
Accrued interest	732

Convertible note at December 31, 2007	8,969
Beneficial conversion feature	(36)
Accretion of beneficial conversion feature	44
Accrued interest	232

Convertible note at March 31, 2008	$9,209

     Interest expense recorded on the Convertible Note, including accretion of beneficial conversion feature, totaled $232,000 and $129,000 during the three month periods ended March 31, 2008 and 2007, respectively.
Floor Plan Arrangements
     The Company finances certain inventory purchases through floor plan arrangements with two finance companies. At March 31, 2008 and December 31, 2007, the Company had outstanding floor plan obligations of $781,000 and $1,064,000, respectively.
Capital Lease
     In the first quarter of 2008 the Company entered two leases to finance the acquisition of hardware and software for a telephone system upgrade. These leases are accounted for as capital leases and are recorded on the Consolidated Condensed Balance Sheet at approximately $253,000 (includes present value of interest payments).
Note 6 — Stock-Based Compensation
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
     The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years. Stock-based compensation expense totaled $13,000 and $86,000 for the three months ended March 31, 2008 and 2007, respectively.
     The following summarizes stock option share activity during the three months ended March 31, 2008:

			Weighted
		Weighted	Average
	Stock	average	Remaining
	option	exercise	contractual term	Aggregate
	shares	price	(in years)	intrinsic value
Outstanding at December 31, 2007	1,093,000	$3.74
Granted	—	—
Exercised	—	—
Canceled or expired	(269,000)	3.15

Outstanding at March 31, 2008	824,000	$3.93	5.7	$

Exercisable at March 31, 2008	486,350	$3.85	4.7	$

     The following summarizes non-vested stock options as of December 31, 2007 and changes during the three months ended March 31, 2008:

		Weighted
	Stock	average
	option	grant date
	shares	fair value
Non vested at December 31, 2007	560,800	$1.12
Granted	—	—
Vested	(67,750)	1.10
Canceled or expired	(155,400)	1.08

Non vested at March 31, 2008	337,650	$1.15

     The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on March 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The total intrinsic value of options exercised during the three month periods ended March 31, 2008 and 2007 was approximately $0 and $66,000, respectively. The total fair value of options vesting during the three month periods ended March 31, 2008 and 2007 was approximately $75,000 and $49,000, respectively. As of March 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $325,000, which is expected to be recognized over a weighted average period of approximately 1.3 years. As of March

31, 2008, there were 850,000 shares of common stock available for issuance of future stock option grants under the 2007 Plan.
     Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”), 750,000 shares were authorized for issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At March 31, 2008, 419,450 shares were available for future issuance under the ESPP.
Note 7 — Per Share Data
     Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and convertible debt. The weighted average number of common shares outstanding for the three month periods ended March 31, 2008 and 2007 is set forth in the following table (in thousands):

	Three Months ended
	March 31,
	2008	2007
Basic weighted average shares outstanding	8,650	8,600
Potentially dilutive stock options and convertible debt	2,817	3,026
Anti-dilutive due to net loss in period	—	(3,026)

Diluted weighted average shares outstanding	11,467	8,600

     For the three and month periods ended March 31, 2008 and 2007, the number of stock option shares not included in the table above, because the impact would have been anti-dilutive based on the exercise price, totaled 824,000 and 610,000, respectively. The calculation of fully diluted earnings per share includes the add back of $232,000 of interest expense related to the Convertible notes during the three month period ended March 31, 2008.
Note 8 — Income Taxes
     The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of implementation, the Company recognized a $132,000 decrease in the liability for unrecognized tax benefits, which has been accounted for as a reduction in accumulated deficit. As of March 31, 2008 and December 31, 2007, the Company had $404,000 and $395,000 of unrecognized tax benefits, respectively, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest related to uncertain tax positions as of March 31, 2008 and December 31, 2007 was $135,000 and $126,000, respectively. Tax years 2003 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject to income tax.
Note 9 — Shareholders’ Equity
     The changes to shareholders’ equity during the three months ended March 31, 2008 are as follows (in thousands):

Shareholders’ equity at December 31, 2007	$4,783
Net income	839
Stock based compensation	32
Beneficial conversion feature, net of tax	22

Shareholders’ equity at March 31, 2008	$5,676

Note 10 — Environmental Matters
     Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1998, at the site of a former leased facility of the Company’s electronics circuit board manufacturing business (“ESD”). The ESD business was closed in the early 1990s. At March 31, 2008 and December 31, 2007, estimated future remediation and related costs for this matter totaled approximately $3.4 million and $3.7 million, respectively. At March 31, 2008, approximately $1.3 million (estimated current portion) is included in accrued liabilities and $2.1 million (estimated non-current portion) is included in other long term liabilities in the Consolidated Condensed Balance Sheets. At March 31, 2008 and December 31, 2007, the estimated future amounts to be recovered from insurance totaled $1.0 million and $1.1 million, respectively, which are included in prepaid expenses and other.
Note 11 — Litigation
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
Note 12 — Business Segment Information
     As of March 31, 2008, the Company operates two reportable business segments: the Technology Solutions Group, a provider of a comprehensive portfolio of customizable and scalable technology solutions ranging from managed technology services to reverse logistics and mobile/wireless solutions and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for the recreational vehicles and other leisure-related vehicle market (including marine, snowmobile, cycle and ATV.) The Company also separately records expenses related to corporate overhead which supports the business lines. The Company’s third division, SkyTel, has been reflected as a discontinued operation and is, therefore, not presented in this business segment results discussion. Each operating segment offers unique products and services and has separate management.
     The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended
	March 31,
	2008	2007
Net revenues:
Technology Solutions Group
Products	$5,839	$8,683
Services	7,358	10,190

Total Technology Solutions Group	13,197	18,873
Recreational Products Group	9,891	10,672

Total net revenues	$23,088	$29,545

Operating income (loss):
Technology Solutions Group	$424	$(1,052)
Recreational Products Group	188	(378)
Corporate costs	(1,137)	(2,364)

Total operating loss	(525)	(3,794)
Gain (loss) on sale of assets	—	(1,976)
Interest expense, net	139	—

Loss from continuing operations before income taxes	$(664)	$(1,818)

Depreciation and amortization:
Technology Solution Group	$308	$205
Recreational Products Group	30	81
Corporate	50	59

	$388	$345

Capital expenditures:
Technology Solution Group	$342	$339
Recreational Products Group	—	82
Corporate	38	2

	$380	$423

	March 31,	December 31,
	2008	2007
Total assets:
Technology Solution Group	$10,022	$10,448
Recreational Products Group	16,167	13,557
Corporate	4,904	5,200
Discontinued operations	26,831	32,814

	$57,924	$62,019

     Certain reclassifications within the segments have been made to prior year to conform to current year presentation.
Note 13 — Related Party Transactions
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
     On July 13, 2007, Clinton J. Coleman also a Vice President of Newcastle was appointed Interim Chief Executive Officer of the Company.
Note 14 — Subsequent Event
     Amendment to Credit Facility — On April 11, 2008, the Company and its subsidiary entered into Amendment Number Three to Credit Agreement to give effect to the sale of the SkyTel division. See Note 5.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of financial condition and results of operations of the Company should be read in conjunction with the consolidated condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. This discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements that we make in this Quarterly Report are set forth below, are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and are set forth in other reports or documents that we file from time to time with the SEC. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law
Critical Accounting Policies
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the critical accounting policies were identified which affect the more significant estimates and assumptions used in preparing the consolidated financial statements. These policies have not changed from those previously disclosed.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition), establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the information needed to evaluate and understand the nature and effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the acquirer obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. For new acquisitions made following the adoption of SFAS 141(R), significant costs directly related to the acquisition including legal, audit and other fees, as well as most acquisition-related restructuring, will have to be expensed as incurred rather than recorded to goodwill as is generally permitted under SFAS No. 141, “Business Combinations” (“SFAS 141”). Additionally, contingent purchase price arrangements (also known as earn-outs) will be re-measured to estimated fair value with the impact reported in earnings, whereas under present rules the contingent purchase consideration is recorded to goodwill when determined. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 28, 2008. The Company is continuing to assess the impact the adoption of SFAS 141(R) will entail on future, if any, business combinations the Company may enter into.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any financial assets as of January 1, 2008.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. On February 12, 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Although not required, the FSP encourages entities to early adopt SFAS 157 for nonrecurring measurements made for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 as it relates to financial assets and financial liabilities had no impact on the Company’s consolidated financial position or results of operations. The Company has not determined the effect, if any, the adoption of SFAS 157-2 will have on the Company’s consolidated financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires reporting entities to present non-controlling (minority) interests as equity (as opposed to a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and non-controlling interests. SFAS 160 will apply prospectively and is effective as of the beginning of fiscal 2009, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented upon adoption. The Company has not begun implementation of SFAS 160 and therefore can not report the potential impact of the implementation.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     The Company has provided a summary of its consolidated operating results for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, followed by an overview of its business segment performance below:
Net revenues
     Net revenues were $23.1 million for the first quarter of 2008 as compared to $29.6 million for the first quarter of 2007, representing a decrease of $6.5 million or 21.9%. The decrease consists of a $5.7 million decrease in net revenues in the Technology Solutions Group and a $0.8 million decrease in revenues in the Recreational Products Group.
Gross profit
     Gross profit, which is net revenues less the cost of sales, was $5.4 million, or 23.3% of net revenues, for the first quarter of 2008, compared to $6.0 million, or 20.2% of net revenues, for the first quarter of 2007. The decrease in gross profit of $0.6 million is primarily the result of a decrease in revenues in the Technology Solutions Group during the first quarter of 2008.
Selling, general and administrative expenses
     Selling, general and administrative (“SG&A”) expenses were $5.9 million, or 25.6% of net revenues, for the first quarter of 2008, compared to $9.7 million, or 33.0% of net revenues, for the first quarter of 2007. The decrease in SG&A expenses of $3.8 million consists of reductions in SG&A expenses of $2.1 million in the Technology Solutions Group, $1.2 million in the Corporate segment and $0.3 million in the Recreational Products Group for the first quarter of 2008.
Interest and other, net
     Net interest expense was $139,000 for the first quarter of 2008, compared to zero for the first quarter of 2007. The increase in net interest expense is the result of the allocation of all of the Company’s $371,000 of interest expense for the first quarter of 2007 to discontinued operations versus approximately 70% of the interest allocated to discontinued operations during the first quarter of 2008. The net interest expense is primarily the result of the outstanding balances under the revolving credit facility and convertible note. This debt was issued to provide the majority of the funding for the acquisition of SkyTel on January 31, 2007.
Income taxes
     The provision for income taxes for each of the three month periods ended March 31, 2008 and 2007, which are primarily related to state taxes, totaled $16,000 and $23,000, respectively. As of March 31, 2008, the Company continues to record a full valuation allowance against net deferred tax asset balances.

Discontinued operations
     In late 2007, the Company entered into letters of intent with two companies to sell its SkyTel division in two separate transactions. On February 14, 2008, the Company completed the sale of the SkyGuard and FleetHawk product lines to SkyGuard, LLC, and on March 30, 2008, the Company signed a definitive asset purchase agreement with Velocita Wireless, LLC, to sell the remainder of the SkyTel business. Accordingly, the results of the SkyTel division have been classified as discontinued operations in the accompanying financial statements. The Company acquired the SkyTel division on January 31, 2007. For the three months ended March 31, 2008, the SkyTel division had revenues of $20.1 million and income before income taxes of $1.5 million. The SkyTel division was acquired on January 31, 2007 and for the two month period ended March 31, 2007, the SkyTel division had revenues of $16.7 million and income before income taxes of $.3 million. For the year ended December 31, 2007, the Company recorded an estimated loss on the sale of discontinued operations (the SkyTel division), net of taxes, of $3.9 million.
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
Technology Solutions Group
     Technology Solutions Group (“TSG”) revenues of $13.2 million for the first quarter of 2008 represented a 30.1% decrease from the $18.9 million of revenues for the first quarter of 2007. Product revenues of $5.9 million for the first quarter of 2008 represented a 32.8% decrease from the $8.7 million of product revenues for the first quarter of 2007, which is primarily the result of a $1.4 million decline in sales of a hardware product line, for which TSG was an authorized reseller, after the departure of TSG’s sales and operations team that was dedicated to supporting this product line in the third quarter of 2007 and a $1.4 million decline in other product sales due to timing of sales and a focus on improved gross profits. Service revenues of $7.4 million for the first quarter of 2008 represented a 27.8% decrease from the $10.2 million of service revenues for the first quarter of 2007. The service revenue decrease is primarily attributable to a $3.1 million decrease in revenue related to termination of a significant customer contract in July 2007 at the Company’s former Springfield, Missouri call center partially offset by an increase in other new service related projects.
     TSG operating income of $0.4 million for the first quarter of 2008 represents a $1.5 million increase from the operating loss of $1.1 million for the first quarter of 2007. This increase is primarily attributed to the closure of the unprofitable call center in Springfield, improved operational efficiencies on several service engagements and a significant reduction in SG&A costs in TSG since the first quarter of 2007. Although revenues declined $5.7 million in the first quarter of 2008 versus the same period in 2007, gross profit declined only $0.4 million and SG&A expenses decreased $1.9 million. The significant decline in SG&A expenses was primarily driven by a large number of headcount reductions both at the call center in Springfield, which was closed, and at the TSG divisional headquarters.
Recreational Products Group
     Recreational Products Group (“RPG”) revenues of $9.9 million for the first quarter of 2008 represented a 7.3% decrease from the $10.7 million for the first quarter of 2007. This decrease is attributed primarily to lower sales in the marine and recreational vehicle product lines, partially offset by an increase in sales from the snowmobile product line.
     RPG operating income of $0.2 million for the first quarter of 2008 represents a $0.6 million increase from the operating loss of $0.4 million for the first quarter of 2007. This increase is primarily attributed to $0.5 million in reductions in S,G &A expenses at RPG since the first quarter of 2007 including reductions in headcount, freight and facility costs. Although revenues declined $0.8 million in the first quarter of 2008 versus the same period in 2007, gross profits were relatively flat and gross profit margins increased from 21.8% in the first quarter of 2007 to 24.0% in the first quarter of 2008.
Corporate
     Corporate overhead costs of $1.1 million for the first quarter of 2008 represented a 51.9% decease from $2.4 million for the first quarter of 2007. The decrease in costs of $1.3 million is primarily the result of headcount reductions and the related travel and benefits costs, closure of the Company’s former corporate headquarters in Los Angeles and reductions in marketing and telecommunications expenses.

Changes in Financial Condition
Liquidity and Capital Resources
     Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	March 31	December 31
	2008	2007
Cash and cash equivalents	$1,001	$409
Working capital	$11,450	$9,983
Current ratio	1.30	1.23
Long-term liabilities to capitalization	72.1%	75.0%
Shareholders’ equity per share	$0.66	$0.55
Days’ sales in receivables	59	54
     The Company’s Statements of Cash Flows reflect the Company’s SkyTel division as discontinued operations. The SkyTel division was acquired on January 31, 2007, and therefore the cash flows from discontinued operations disclosed relate only to the SkyTel division.
     For the three months ended March 31, 2008, net cash used in operating activities totaled $4.3 million, consisting of $4.4 million used in operating activities for continuing operations and $30,000 provided by operating activities for discontinued operations (the Company’s SkyTel division). The net cash used in operating activities for continuing operations is primarily the result of an increase in accounts receivable of $2.4 million, related primarily to the Recreational Products Group selling products with extended payment terms, and a decrease in accounts payable and accrued liabilities of $2.6, partially offset by a decrease in inventory of $.7 million. Net cash provided by investing activities totaled $6.7 million, consisting of $0.1 million provided by investing activities for continuing operations, related to proceeds from a life insurance policy of $0.5 million partially offset by purchases of fixed assets, and $6.6 million provided by investing activities for discontinued operations. The $6.6 million in cash provided by investing activities for discontinued operations represents $7.0 million in proceeds from the sale of the SkyGuard and FleetHawk products lines to SkyGuard LLC in February 2008, partially offset by $0.4 million related to deal costs. Cash flows used in financing activities totaled $1.8 million, consisting of $1.6 million used in financing activities for continuing operations, including payments of $1.3 million to pay down the revolving line of credit and $0.3 million in payments of floor plan payables, and $0.2 million used in financing activities for discontinued operations related to payments of capital lease obligations.
     For the three months ended March 31, 2007, net cash provided by operating activities totaled $4.3 million, consisting of $3.1 million used in operating activities for continuing operations and $7.4 million provided by operating activities for discontinued operations. The cash used in operating activities for continuing operations is primarily the result of a loss of $3.8 million after the removal of a gain on sale of assets of $2.0 million and an increase in accounts receivable of $2.9 million, related primarily to the Recreational Products Group selling products with extended payment terms, partially offset by an increase in accounts payable and accrued liabilities of $2.5 million, non-cash expenses of $0.6 million and a decrease in inventory of $0.5 million. The net cash provided by operating activities for discontinued operations is primarily the result of increases in accounts payable and accrued liabilities of $4.5 million, income from discontinued operations of $1.5 million before depreciation, amortization and accretion expenses of $1.1 million, a reduction in accounts receivable of $1.0 million and a reduction in inventory of $0.4 million. Net cash used in investing activities totaled $20.1 million, consisting of $1.6 million provided by investing activities for continuing operations and $21.7 million used in investing activities for discontinued operations. The cash provided by investing activities for continuing operations consisted of $2.0 million in proceeds from the sale of a building partially offset by $0.4 million in purchases of fixed assets (primarily pagers which are rented to customers.) Net cash provided by financing activities totaled $13.3 million, primarily the result of proceeds received from the revolving credit facility and the $10 million convertible note in conjunction with the acquisition of SkyTel.
Secured Credit Facility with Wells Fargo Foothill
     As of March 31, 2008, we had $3.4 million of indebtedness outstanding under our revolving credit facility, as amended (the “Revolver”) with Wells Fargo Foothill, N.A. The Revolver is secured by a lien on substantially all of our assets. After the completion of the sale of our AVL Business, we paid down all of the indebtedness under the Revolver using the funds received from the sale, but we have since borrowed on the Revolver to fund our ongoing business. On April 11, 2008, we amended our credit facility with WFF to give effect to the SkyGuard Purchase Agreement and the Velocita Purchase Agreement. This amendment resulted in the modification of the calculation of the profitability covenants to exclude the results of the AVL Business and the SkyTel Business and amended the minimum profitability covenants as of December 31, 2007 and the four quarters of the year ended December 31, 2008. The amendment also resulted in an increase in the margin on our borrowing rates by 50 basis points effective May 1, 2008.

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
Convertible Note Held By Newcastle
     In order to complete the financing of the Company’s acquisition of SkyTel, the Company issued to Newcastle a convertible subordinated pay-in-kind promissory Note (the “Convertible Note”) with a principal amount of $10 million dollars. The Convertible Note is secured by a junior lien on substantially all of our assets. The outstanding principal balance and/or accrued but unpaid interest on the Convertible Note is convertible at any time by Newcastle into shares of our common stock at a conversion price (the “Conversion Price”) of $3.81 per share, subject to adjustment. The Convertible Note accrues interest at 8%, subject to adjustment in certain circumstances, which interest accretes as principal on the Convertible Note as of each quarterly interest payment date beginning March 31, 2007. The Company also has the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Convertible Note in cash at a higher interest rate following the first anniversary if the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price. The Convertible Note matures on January 31, 2017. The Company has the right to repay the Convertible Note at an amount equal to 105% of outstanding principal after January 31, 2010 so long as a weighted average market price of the Company’s common stock is greater than 150% of the Conversion Price. As of March 31, 2008, the outstanding principal balance and accrued but unpaid interests on the Convertible Note was $11.0 million. Newcastle has requested substantial modifications (the “Proposed Modifications”) to the terms of its Convertible Note as consideration for its consent to the transaction with Velocita, which represents the sale of a substantial portion of the collateral securing our debt to Newcastle under the Convertible Note. The material terms of the Proposed Modifications requested by Newcastle include: (i) a significant reduction to the conversion price of the Convertible Note from $3.81 per share; (ii) the right to designate at least 50% of the members of our board of directors under certain conditions; (iii) the request to comply with new financial and operating covenants consistent with WFF relating to our financial performance and operations in order for the Convertible Note not to be declared in default; and (iv) the issuance by us of a warrant to acquire additional shares of our common stock at an exercise price of $0.01 per share (the “Warrant”). Although we have not finalized the terms of our negotiations with Newcastle, we believe that any definitive agreement we reach with Newcastle will contain terms materially similar to the terms proposed by Newcastle. There can be no assurance that we will be able to reach final agreement with Newcastle on the Proposed Modifications or what the final terms of these Proposed Modifications will be.
The Company believes that sufficient cash resources exist for the foreseeable future to support its operations and commitments through cash generated by operations proceeds from the sale of the SkyTel division, and Advances under the Credit Agreement. Management continues to evaluate its options in regard to obtaining additional financing to support future growth
Off-Balance Sheet Arrangements
     The Company does not have any material off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
     In the first quarter of 2008 the Company entered into two leases to finance the acquisition of hardware and software for a telephone system upgrade. These leases are accounted for as capital leases and are recorded on the Consolidated Condensed Balance Sheet at approximately $253,000 (includes present value of interest payments). Other than the leases described in this paragraph, there have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on From 10-K for the year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates on variable rate debt. Under the Credit Agreement with WFF, advances bear interest based on WFF’s prime rate plus a margin or at LIBOR Rate plus a margin. Based on the Company’s average outstanding variable rate debt during the quarter ended March 31, 2008, a 1% increase in the variable rate would increase annual interest expense by approximately $43,000.
Item 4. Controls and Procedures
     Our management, with the participation of our Interim Chief Executive Officer and our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, the Company’s Interim Chief Executive Officer and President and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures effective. Our disclosure controls and procedures are (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Interim Chief Executive Officer and President and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) intended to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Note — 11 to Consolidated Condensed Financial Statements, included in Part I of this report, is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes in the risk factors disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating. You should carefully consider the risks described in Company’s Annual Report on Form 10-K before deciding to invest in the Company’s common stock. In assessing these risks, you should also refer to the other information in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, including the Company’s financial statements and the related notes. Various statements in this Quarterly Report on Form 10-Q constitute forward-looking statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None

(b)	None

(c)	None

(d)	None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
10a.	Third Amendment to Credit Agreement with Wells Fargo Foothill, Inc., dated April 11, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 11, 2008.(*)

31.1	Certification of Clinton J. Coleman, Interim Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Kevin J. Thimjon, President and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Clinton J. Coleman, Interim Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin J. Thimjon, President and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL INDUSTRIES, INC.
Dated: May 15, 2008	By:	/s/ Clinton J Coleman
Clinton J. Coleman
Interim Chief Executive Officer (authorized officer of registrant)

Dated: May 15, 2008	By:	/s/ Kevin J. Thimjon
Kevin J. Thimjon
President and Chief Financial Officer (principal financial and accounting officer)