Form 10-Q
period 2008-06-30
BELL INDUSTRIES INC /NEW/
filed 2008-08-14
CIK 945489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (317) 704-6000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of the close of business on August 13, 2008, there were 8,650,224 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.
JUNE 30, 2008 QUARTERLY REPORT ON FORM 10-Q
INDEX

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues:
Products	$19,569	$23,708	$35,299	$43,064
Services	6,585	8,799	13,943	18,989

Total net revenues	26,154	32,507	49,242	62,053

Costs and expenses:
Cost of products sold	15,513	19,261	28,273	35,589
Cost of services provided	4,747	5,892	9,686	13,149
Selling, general and administrative expense	5,947	11,557	11,861	21,312
Interest expense, net	307	—	446	—
Loss on extinguishment of debt	1,053	—	1,053	—
Gain on sale of assets	—	—	—	(1,976)

Total costs and expenses	27,567	36,710	51,319	68,074

Loss from continuing operations before provision for income taxes	(1,413)	(4,203)	(2,077)	(6,021)
Provision for income taxes	17	8	33	31

Loss from continuing operations	(1,430)	(4,211)	(2,110)	(6,052)
Discontinued operations:
Loss from discontinued operations, net of tax	(2,881)	(617)	(1,362)	(283)
Loss on sale of discontinued operations, net of tax	(500)	—	(500)	—

Loss from discontinued operations, net of tax	(3,381)	(617)	(1,862)	(283)

Net loss	$(4,811)	$(4,828)	$(3,972)	$(6,335)

Share and per share data
Basic and Diluted:
Loss from continuing operations	$(0.17)	$(0.49)	$(0.24)	$(0.71)
Loss from discontinued operations	(0.39)	(0.07)	(0.22)	(0.03)

Net loss	$(0.56)	$(0.56)	$(0.46)	$(0.74)

Weighted average common shares outstanding	8,650	8,629	8,650	8,615

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30	December 31
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,389	$409
Accounts receivable, less allowance for doubtful accounts of $797 and $730, respectively	13,238	12,304
Inventories, net	8,541	10,323
Notes receivable	4,500	—
Prepaid expenses and other current assets	5,814	1,982
Assets held for sale	—	27,814

Total current assets	33,482	52,832

Fixed assets, net of accumulated depreciation of $11,798 and $12,225, respectively	2,079	1,956
Assets held for sale	—	5,000
Other assets	614	2,231

Total assets	$36,175	$62,019

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Floor plan payables	$428	$1,064
Revolving credit facility	2,022	4,775
Accounts payable	8,912	10,438
Accrued payroll	2,307	1,639
Liabilities associated with assets held for sale	—	19,084
Other accrued liabilities	6,664	5,849

Total current liabilities	20,333	42,849

Convertible note	10,601	8,969
Other long-term liabilities	4,002	5,418

Total liabilities	34,936	57,236

Commitments and contingencies

Shareholders’ equity:
Preferred stock:
Authorized — 1,000,000 shares, outstanding — none
Common stock:
Authorized — 35,000,000 shares, outstanding - 8,650,244 and 8,650,244 shares, respectively	35,411	34,983
Accumulated deficit	(34,508)	(30,536)
Accumulated other comprehensive income	336	336

Total shareholders’ equity	1,239	4,783

Total liabilities and shareholders’ equity	$36,175	$62,019

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30
	2008	2007
Cash flows from operating activities:
Net loss	$(3,972)	$(6,335)
Loss from discontinued operations, net of tax	1,362	283
Loss on sale of discontinued operations, net of tax	500	—
Adjustments to reconcile net loss to net cash used in operating activities for continuing operations:
Gain on sale of assets	—	(1,976)
Depreciation, amortization and accretion expense	817	1,085
Non-cash interest expense	321	—
Stock-based compensation expense	73	202
Provision for losses on accounts receivable, net	67	2,414
Loss on extinguishment of debt	1,053	—
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(1,001)	(415)
Inventories	1,782	237
Accounts payable	(1,526)	1,379
Accrued payroll	668	46
Accrued liabilities and other	(2,160)	(594)

Net cash used in operating activities for continuing operations	(2,016)	(3,674)
Net cash provided by (used in) operating activities for discontinued operations	(1,908)	11,596

Net cash provided by (used in) operating activities	(3,924)	7,922

Cash flows from investing activities:
Purchases of fixed assets and other	(666)	(813)
Proceeds from life insurance policy	488	—
Proceeds from sale of assets, net of costs	5	2,016

Net cash provided by (used in) investing activities for continuing operations	(173)	1,203
Net cash provided by (used in) investing activities for discontinued operations	8,967	(33,607)

Net cash provided by (used in) investing activities	8,794	(32,404)

Cash flows from financing activities:
Net borrowings (payments) under revolving credit facility	(2,753)	12,912
Proceeds from issuance of convertible note	—	10,000
Debt acquisition costs	(107)	(804)
Net proceeds (payments) of floor plan payables	(636)	74
Employee stock plans	—	98
Principal payments on capital leases	(59)	—

Net cash provided by (used in) financing activities for continuing operations	(3,555)	22,280
Net cash used in financing activities for discontinued operations	(335)	(61)

Net cash provided by (used in) financing activities	(3,890)	22,219

Net increase (decrease) in cash and cash equivalents	980	(2,263)
Cash and cash equivalents at beginning of period	409	3,637

Cash and cash equivalents at end of period	$1,389	$1,374

Supplemental cash flow information:
Interest paid	$255	$308
Income taxes paid	$—	$40
Capital lease obligations incurred	$254	$—
See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 — General
     The accompanying consolidated condensed financial statements of Bell Industries, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X. These financial statements have not been audited by an independent registered public accounting firm, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2007 has been derived from audited financial statements, but does not include all disclosures required by GAAP.
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

     On October 15, 2007, the Company sold its shares of stock (the “Shares”) in two corporations that held certain FCC licenses for the operation of broadband radio service channels to Sprint Nextel Corporation. The aggregate consideration for the Shares was approximately $13.5 million in cash, with approximately $943,000 payable to the Company in eighteen months (April 15, 2009) after certain indemnification obligations have been met.
     During the fourth quarter of 2007, the Company committed to a plan to sell the SkyTel business segment and entered into letters of intent with two parties to sell the SkyTel business in two separate transactions. On February 14, 2008, the Company completed the sale of the SkyGuard and FleetHawk product lines to SkyGuard, LLC for $7 million in cash. On June 13, 2008, the Company completed the sale of the remainder of the SkyTel business to Velocita Wireless, LLC (“Velocita”) for total consideration of $7.5 million, consisting of $3 million in cash at closing, a $3.0 million secured note payable thirty days after closing and a $1.5 million unsecured note payable on the one year anniversary of the closing. The total consideration is subject to an adjustment based upon the actual closing net current assets, as defined in the agreement (Note 13). For the three and six months ended June 30, 2008, the Company recognized an additional $500,000 loss on sale of the SkyTel business resulting from a reduction in the total consideration as reflected in the Consolidated Condensed Statements of Operations. The proceeds will be used to pay down outstanding balances on the Company’s credit facility and to provide working capital for the Company’s continuing operations.
     Upon closing of the transactions, the Company no longer has any significant involvement and no longer generates cash flows from SkyTel operations. Therefore, at December 31, 2007, the SkyTel business has been reflected as assets held for sale in the Consolidated Balance Sheets and as discontinued operations in the Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 2008 and 2007. Summarized financial information in the Consolidated Condensed Statements of Operations for the discontinued SkyTel operations for the three and six months ended June 30, 2008 and 2007 (SkyTel was acquired by the Company on January 31, 2007) are as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues	$15,029	$23,443	$35,088	$40,094
Loss before income taxes	(2,881)	(617)	(1,362)	(283)
Provision for income taxes

Loss from discontinued operations, net of tax	$(2,881)	$(617)	$(1,362)	$(283)

     In presenting discontinued operations, corporate overhead expenses have not been allocated. Interest expense was allocated to discontinued operations based upon the anticipated proceeds or debt balance attributable to those operations. For the three months ended June, 2008 and 2007, interest expense of $282,000 and $624,000, respectively, was allocated to discontinued operations and for the six months ended June 30, 2008 and 2007, interest expense of $592,000 and $995,000, respectively, was allocated to discontinued operations. Income taxes have been allocated to discontinued operations in accordance with SFAS 109 intraperiod tax allocation resulting in no tax provision being provided given the Company’s full valuation allowance on its deferred tax assets.
     For the three and six months ended June 30, 2008, approximately $1.6 million and $3.5 million, respectively, of depreciation and amortization was not expensed due to the cessation of such expense upon the SkyTel business being classified as held for sale.
Note 3 — Shipping and Handling Costs
     Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $1.2 million and $1.4 million during the three months ended June 30, 2008 and 2007, respectively and $2.0 million and $2.4 million during the six months ended June 30, 2008 and 2007, respectively. These costs are included within selling, general and administrative expenses in the Consolidated Condensed Statements of Operations.
Note 4 — Debt and Financing Obligations
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
Revolving Credit Facility
     Pursuant to the Credit Agreement, the Company borrowed approximately $10.3 million in the form of an initial advance under the Revolving Credit Facility (the “Initial Advance”). The proceeds of the Initial Advance, together with existing cash on hand and the funds received pursuant to the sale of the Convertible Note, were used to finance the acquisition of SkyTel as well as related fees and expenses. Additional advances under the Revolving Credit Facility (collectively, the “Advances”) will be available to the Company, subject to restrictions based on the Borrowing Base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the rate of interest per annum announced from time to time by WFF as its prime rate in effect at its principal office in San Francisco, California, plus a 1.25% margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus a 2.75% margin. The Advances made under the Credit Agreement are repayable in full on January 31, 2012. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. The Credit Agreement includes certain covenants related to profitability and capital expenditures. In connection with the Credit Agreement, on January 31, 2007, the Company entered into a security agreement with WFF, pursuant to which the Company granted WFF a security interest in and a lien against certain assets of the Company.
     On August 13, 2007, the Company and its subsidiary entered into Amendment Number Two to Credit Agreement, Consent and Waiver (the “Second Amendment”) with WFF. The Second Amendment amended the profitability covenants for the nine month period ended September 30, 2007 and the twelve month period ended December 31, 2007, blocked $10 million of the total Revolving Credit Facility and blocked $6 million of the amount of the Revolving Credit Facility available at any time to the Company.
     On April 11, 2008, the Company and its subsidiary entered into Amendment Number Three to Credit Agreement (the “Third Amendment”) with WFF to give effect to the sale of the SkyTel division. The Third Amendment resulted in the modification of the calculation of the profitability covenants to exclude the results of the SkyTel division and amended the minimum profitability covenants as of December 31, 2007 and the four quarters of the year ended December 31, 2008.
     On June 13, 2008, the Company and its subsidiary entered into Amendment Number Four to Credit Agreement, Consent and Partial Release Agreement (the “Fourth Amendment”), with WFF. As a result of the sale of the SkyTel division, the Fourth Amendment reduced the maximum revolver amount to $10 million from $20 million ($30 million Revolving Credit Facility with $10 million blocked per the Second Amendment) and revised the capital expenditure covenants for the years ended December 31, 2008 through 2012. As of June 30, 2008, $2.0 million was outstanding at an annual interest rate of 6.25% under the Revolving Credit Facility.
Convertible Note
     Through June 13, 2008, the outstanding principal balance and/or accrued but unpaid interest on the Convertible Note was convertible at any time by Newcastle into shares of common stock of the Company at a conversion price of $3.81 per share, subject to adjustment (the “Conversion Price”). The Convertible Note accrued interest at 8%, subject to adjustment in certain circumstances, which interest accreted as principal on the Convertible Note as of each quarterly interest payment date beginning March 31, 2007. The Company also had the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Convertible Note in cash at a higher interest rate following the first anniversary if the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price ($7.62 per share). The Convertible Note matures on January 31, 2017. The Company had the right to prepay the Convertible Note at an amount equal to 105% of outstanding principal following the third anniversary of the issuance of the convertible Note so long as a weighted average market price of the Company’s common stock was greater than 150% of the Conversion Price ($5.72 per share). In connection with the purchase of the Convertible Note, the Company and Newcastle also entered into a registration rights agreement pursuant to which Newcastle was granted demand and piggyback registration rights in respect of shares of common stock that may be issued under the Convertible Note. In March 2007, the Company granted Newcastle a second priority lien in certain assets of the Company in order to secure the obligations under the Convertible Note.

     As this debt was convertible at the option of Newcastle at a beneficial conversion rate of $3.81 per share (closing market price of the Company’s common stock as of January 31, 2007 was $4.49 per share), the embedded beneficial conversion feature was recorded as a debt discount with the credit charged to shareholders equity, net of tax, and amortized using the effective interest method over the life of the debt in accordance with Emerging Issue Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”.)
     On June 13, 2008, the Company and Newcastle entered into the Second Amended and Restated Convertible Promissory Note (the “Amended Convertible Note”) with a principal amount of $11.1 million (which represented the original $10.0 million note plus payment-in-kind interest accreted as additional principal and accrued interest through June 13, 2008.) The Amended Convertible Note reflects a reduction in the conversion price from $3.81 per share down to $0.20 per share (subject to adjustment) and a reduction in the interest rate from 8% to 4% per annum. On or after January 31, 2010, the Company has the right to prepay the Amended Convertible Note at an amount equal to 105% of outstanding principal following the third anniversary of the issuance of the convertible Note so long as a weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price ($0.40 per share). The full conversion of the Amended Convertible Note is subject to the Company’s shareholders approving an increase in the number of authorized shares of common stock at the Company’s next annual meeting. If the increase in authorized shares is not approved, the interest rate on the portion of the Amended Convertible Note for which there would not be shares available for issuance upon conversion would increase to 14%. As a result of the amendment, the remaining balance of the beneficial conversion feature recorded when the note was originally issued on January 31, 2007, net of income taxes, was written off resulting in a loss on extinguishment of debt of $1.1 million. As the Amended Convertible Note is convertible at the option of Newcastle at a beneficial conversion rate of $0.20 per share (closing market price of the Company’s common stock as of June 13, 2008 was $0.21 per share), the embedded beneficial conversion feature was recorded as a debt discount with the credit charged to shareholders equity, net of tax, and amortized using the effective interest method over the life of the debt in accordance with EITF 00-27.
     A summary of the initial recording of the Amended Convertible Note and debt discount and activity through June 30, 2008 follows (in thousands):

Convertible note at June 13, 2008	$11,137
Beneficial conversion feature	(557)
Accrued interest	21

Convertible note at June 30, 2008	$10,601

     Interest expense recorded on the Convertible Note and the Amended Convertible Note, including accretion of beneficial conversion feature, totaled $194,000 and $199,000 during the three months ended June 30, 2008 and 2007, respectively and $401,000 and $329,000 during the six months ended June 30, 2008 and 2007, respectively.
Floor Plan Arrangements
     The Company finances certain inventory purchases through floor plan arrangements with two finance companies. At June 30, 2008 and December 31, 2007, the Company had outstanding floor plan obligations of $428,000 and $1,064,000, respectively.
Capital Lease
     In the first quarter of 2008 the Company entered into two leases to finance the acquisition of hardware and software for a telephone system upgrade. These leases are accounted for as capital leases and were recorded on the Consolidated Condensed Balance Sheet at approximately $254,000 (includes present value of interest payments). The capital lease balance at June 30, 2008 totaled $195,000.
Note 5 — Stock-Based Compensation
     The Company’s 2007 Stock Option Plan (the “2007 Plan”) provides for the issuance of common stock to be available for purchase by employees, consultants and by non-employee directors of the Company. Under the 2007 Plan, incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted. Options outstanding have terms of between five and ten years, vest over a period of up to four years and may be issued at a price equal to or greater than fair value of the shares on the date of grant.
     The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years.

Stock-based compensation income totaled $10,000 versus expense of $84,000 for the three months ended June 30, 2008 and 2007, respectively and expense of $73,000 and $202,000 for the six months ended June 30, 2008 and 2007, respectively.
     The following summarizes stock option share activity during the six months ended June 30, 2008:

			Weighted
		Weighted	Average
	Stock	average	Remaining
	option	exercise	contractual term	Aggregate
	shares	price	(in years)	intrinsic value
Outstanding at December 31, 2007	1,093,000	$3.74
Granted	—	—
Exercised	—	—
Canceled or expired	(284,000)	3.08

Outstanding at June 30, 2008	809,000	$3.97	5.6	$—

Exercisable at June 30, 2008	490,100	$3.92	4.6	$—

     The following summarizes non-vested stock options as of December 31, 2007 and changes during the six months ended June 30, 2008:

		Weighted
	Stock	average
	option	grant date
	shares	fair value
Non vested at December 31, 2007	560,800	$1.12
Granted	—	—
Vested	(86,500)	1.16
Canceled or expired	(155,400)	1.08

Non vested at June 30, 2008	318,900	$1.13

     The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2008 was $0. The total fair value of options vesting during the three and six month periods ended June 30, 2008 was approximately $26,000 and $101,000, respectively. As of June 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $282,000, which is expected to be recognized over a weighted average period of approximately 1.5 years. As of June 30, 2008, there were 850,000 shares of common stock available for issuance of future stock option grants under the 2007 Plan.
     Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”), 750,000 shares were authorized for issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At June 30, 2008, 419,450 shares were available for future issuance under the ESPP.
Note 6 — Per Share Data
     Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and convertible debt. The weighted average number of common shares outstanding for each of the three and six month periods ended June 30, 2008 and 2007 is set forth in the following table (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	8,650	8,629	8,650	8,615
Potentially dilutive stock options and convertible debt	2,871	3,011	2,817	2,994
Anti-dilutive due to net loss in period	(2,871)	(3,011)	(2,817)	(2,994)

Diluted weighted average shares outstanding	8,650	8,629	8,650	8,615

     The number of stock option shares not included in the table above, because the impact would have been anti-dilutive based on the exercise price, for the three and six months ended June 30, 2008 and 2007, totaled 809,000 and 610,000, respectively.
Note 7 — Income Taxes
     As of June 30, 2008 and December 31, 2007, the Company had $412,000 and $395,000 of FIN No. 48 unrecognized tax benefits, respectively, including accrued interest related to uncertain tax positions of $143,000 and $126,000, respectively. If recognized, the unrecognized benefits would affect the Company’s effective tax rate. The provision for income taxes for the three months ended June 30, 2008 and 2007, which are primarily related to state taxes, totaled $17,000 and $8,000, respectively. The provision for income taxes for the six months ended June 30, 2008 and 2007, which are primarily related to state taxes, totaled $33,000 and $31,000, respectively. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Tax years 2003 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject to income tax. As of June 30, 2008, the Company continues to record a full valuation allowance against net deferred tax asset balances.
Note 8 — Shareholders’ Equity
     The changes to shareholders’ equity during the six months ended June 30, 2008 are as follows (in thousands):

Shareholders’ equity at December 31, 2007	$4,783
Net loss	(3,972)
Stock based compensation	73
Beneficial conversion feature, net of tax	355

Shareholders’ equity at June 30, 2008	$1,239

Note 9 — Environmental Matters
     Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1998, at the site of a former leased facility of the Company’s electronics circuit board manufacturing business (“ESD”). The ESD business was closed in the early 1990s. At June 30, 2008 and December 31, 2007, estimated future remediation and related costs for this matter totaled approximately $3.1 million and $3.7 million, respectively. At June 30, 2008, approximately $1.3 million (estimated current portion) is included in accrued liabilities and $1.8 million (estimated non-current portion) is included in other long term liabilities in the Consolidated Condensed Balance Sheets. At June 30, 2008 and December 31, 2007, the estimated future amounts to be recovered from insurance totaled $597,000 million and $1.1 million, respectively, which are included in prepaid expenses and other.
Note 10 — Litigation
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
     In March 2008, the Company reached an agreement in principle with Williams. The agreement was contingent upon the closing of the sale of the SkyTel business to Velocita Wireless LLC and execution of final settlement documentation and includes a payment of $500,000 upon the closing and payments of $300,000 on the one and two year anniversaries of the closing. In August 2008, the Company revised the terms of the agreement reached in principal in March 2008 and agreed with Williams to settle the matter for a lump sum payment of $900,000. The agreement is subject to execution of final settlement documentation.
     Other litigation: The Company is involved in other litigation, which is incidental to its current and discontinued businesses. The resolution of the other litigation is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position.
Note 11 — Business Segment Information
     As of June 30, 2008, the Company operates two reportable business segments: the Technology Solutions Group, a provider of a comprehensive portfolio of customizable and scalable technology solutions ranging from managed technology services to reverse logistics and mobile/wireless solutions and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for the recreational vehicles and other leisure-related vehicle market (including marine, snowmobile, cycle and ATV.) The Company also separately records expenses related to corporate overhead which supports the business lines. The Company’s third division, SkyTel, was sold (Note 2) and has been reflected as a discontinued operation and is, therefore, not presented in this business segment results discussion. Each operating segment offers unique products and services and has separate management.
     The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues:
Technology Solutions Group
Products	$7,641	$9,743	$13,480	$18,989
Services	6,585	8,799	13,943	18,427

Total Technology Solutions Group	14,226	18,542	27,423	37,416
Recreational Products Group	11,928	13,965	21,819	24,637

Total net revenues	$26,154	$32,507	$49,242	$62,053

Operating income (loss):
Technology Solutions Group	$34	$(2,793)	$458	$(3,845)
Recreational Products Group	688	592	876	214
Corporate costs	(775)	(2,002)	(1,912)	(4,366)

Total operating loss	(53)	(4,203)	(578)	(7,997)
Gain on sale of assets				(1,976)
Loss on extinguishment of debt	1,053		1,053
Interest expense, net	307		446

Loss from continuing operations before income taxes	$(1,413)	$(4,203)	$(2,077)	$(6,021)

Depreciation, amortization and accretion:
Technology Solution Group	$348	$410	$656	$822
Recreational Products Group	29	63	59	145
Corporate	52	59	102	118

	$429	$532	$817	$1,085

Capital expenditures:
Technology Solution Group	$260	$356	$602	$695
Recreational Products Group	22	23	22	105
Corporate	4	11	42	13

	$286	$390	$666	$813

	June 30,	December 31,
	2008	2007
Total assets:
Technology Solution Group	$11,388	$10,448
Recreational Products Group	12,552	13,557
Corporate	12,235	5,200
Discontinued operations	—	32,814

	$36,175	$62,019

     Certain reclassifications within the segments have been made to prior year to conform to current year presentation.
Note 12 — Related Party Transactions
     Newcastle is a private investment firm and one of the Company’s largest shareholders. Mr. Mark E. Schwarz, the Chairman of the Company’s Board of Directors, serves as the General Partner of Newcastle, through an entity controlled by him. On July 13, 2007, Clinton J. Coleman, a Vice President of Newcastle, was appointed Interim Chief Executive Officer of the Company. Under the supervision of our Board of Directors (other than Mr. Schwarz and Mr. Coleman), members of management, with the assistance of counsel, negotiated the terms of Newcastle’s purchase of the Convertible Note directly with representatives of Newcastle (Note 4). After final negotiations concluded, the Company’s Board of Directors, excluding Mr. Schwarz and Mr. Coleman, approved the Newcastle transaction. Mr. Schwarz and Mr. Coleman did not participate in any of the Board of Directors’ discussions regarding the Newcastle transaction or the vote of the Board of Directors to approve the same.
Note 13 — Subsequent Event
     On July 14, 2008, the Company received a payment in the amount of $3.0 million plus accrued interest from Velocita Wireless related to the secured note issued at the closing of the sale of the SkyTel business.
     On August 11, 2008, the Company and Velocita Wireless agreed to extend the deadline for the Company to respond to Velocita’s initial calculation of the closing net current assets as of June 13, 2008 for the purpose of determining the working capital adjustment related to the sale to August 22, 2008.

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

     In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS 162 essentially unchanged. The statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     The Company has provided a summary of its consolidated operating results for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, followed by an overview of its business segment performance below:
Net revenues
     Net revenues were $26.2 million for the second quarter of 2008 as compared to $32.5 million for the second quarter of 2007, representing a decrease of $6.3 million or 19.5%. The decrease consists of a $4.3 million decrease in net revenues in the Technology Solutions Group and a $2.0 million decrease in revenues in the Recreational Products Group.
Gross profit
     Gross profit, which is net revenues less the cost of sales, was $5.9 million, or 22.5% of net revenues, for the second quarter of 2008, compared to $7.4 million, or 22.6% of net revenues, for the second quarter of 2007. The decrease in gross profit of $1.5 million is primarily the result of a decrease in revenues in the Technology Solutions Group during the second quarter of 2008.
Selling, general and administrative expenses
     Selling, general and administrative (“SG&A”) expenses were $6.0 million, or 23.0% of net revenues, for the second quarter of 2008, compared to $11.6 million, or 35.6% of net revenues, for the second quarter of 2007. The decrease in SG&A expenses of $5.6 million consists of reductions in SG&A expenses of $4.1 million in the Technology Solutions Group, $1.2 million in the Corporate segment and $.3 million in the Recreational Products Group for the second quarter of 2008.
Interest and other, net
     Net interest expense was $307,000 for the second quarter of 2008, compared to zero for the second quarter of 2007. The increase in net interest expense is the result of the allocation of all of the Company’s $371,000 of interest expense for the second quarter of 2007 to discontinued operations versus approximately 50% of the interest allocated to discontinued operations during the second quarter of 2008. The net interest expense is primarily the result of the outstanding balances under the revolving credit facility and convertible note. This debt was issued to provide the majority of the funding for the acquisition of SkyTel on January 31, 2007. The loss on extinguishment of debt of $1.1 million recorded during the three months ended June 30, 2008 related to the amendment of the convertible notes which resulted in a reduction in the conversion price from $3.81 per share down to $0.20 per share. The loss represented the write-off of the net balance of the beneficial conversion feature which had been recorded at issuance of the note in January 2007.
Income taxes
     The provision for income taxes for three month ended June 30, 2008 and 2007, which are primarily related to state taxes, totaled $17,000 and $8,000, respectively. As of June 30, 2008, the Company continues to record a full valuation allowance against net deferred tax asset balances.

Discontinued operations
     In late 2007, the Company entered into letters of intent with two companies to sell its SkyTel division in two separate transactions. On February 14, 2008, the Company completed the sale of the SkyGuard and FleetHawk product lines to SkyGuard, LLC, and on June 13, 2008, the Company completed the sale of the remainder of the SkyTel business to Velocita Wireless, LLC. Accordingly, the results of the SkyTel division have been classified as discontinued operations in the accompanying financial statements. The Company acquired the SkyTel division on January 31, 2007. For the three months ended June 30, 2008, the SkyTel division had revenues of $15.0 million and loss before income taxes of $3.4 million. For the three month period ended June 30, 2007, the SkyTel division had revenues of $23.4 million and loss before income taxes of $0.6 million. For the year ended December 31, 2007, the Company recorded an estimated loss on the sale of discontinued operations (the SkyTel division), net of taxes, of $3.9 million.
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
Technology Solutions Group
     Technology Solutions Group (“TSG”) revenues of $14.2 million for the second quarter of 2008 represented a 23.3% decrease from the $18.5 million of revenues for the second quarter of 2007. Product revenues of $7.6 million for the second quarter of 2008 represented a 21.6% decrease from the $9.7 million of product revenues for the second quarter of 2007, which is primarily the result of a $1.8 million decline in sales of a hardware product line, for which TSG was an authorized reseller, after the departure of TSG’s sales and operations team that was dedicated to supporting this product line in the third quarter of 2007 and a $0.3 million decline in other product sales due to timing of sales and a focus on improved gross profits. Service revenues of $6.6 million for the second quarter of 2008 represented a 25.2% decrease from the $8.8 million of service revenues for the second quarter of 2007. The service revenue decrease is primarily attributable to a $2.4 million decrease in revenue related to termination of a significant customer contract in July 2007 at the Company’s former Springfield, Missouri call center partially offset by an increase in other new service related projects.
     TSG operating income of $34,000 for the second quarter of 2008 represents a $2.8 million increase from the operating loss of $2.8 million for the second quarter of 2007. This increase is primarily attributed to the closure of the unprofitable call center in Springfield in July 2007, improved operational efficiencies on several service engagements and a significant reduction in SG&A costs in TSG since the second quarter of 2007. Although revenues declined $4.3 million in the second quarter of 2008 versus the same period in 2007, gross profit declined only $1.3 million and SG&A expenses decreased $4.1 million. The significant decline in SG&A expenses was primarily the result of bad debt expense of $2.3 million recorded during the second quarter of 2007 related to recording a full reserve on the receivable from its Springfield call center customer, SunRocket, which ceased operations in July 2007 and a large number of headcount reductions both at the call center in Springfield, which was closed in July 2007 and at the TSG divisional headquarters.
Recreational Products Group
     Recreational Products Group (“RPG”) revenues of $11.9 million for the second quarter of 2008 represented a 14.6% decrease from the $14.0 million for the second quarter of 2007. This decrease is primarily related to lower sales in the marine and recreational vehicle product lines which can be attributed to both a decline in general economic conditions including higher gas prices and unfavorable weather conditions in the upper Midwestern United States compared to the second quarter of 2007.
     RPG operating income of $0.7 million for the second quarter of 2008 represented a $0.1 million increase from the operating income of $0.6 million for the second quarter of 2007. This increase is primarily attributed to $0.3 million in reductions in SG &A expenses at RPG since the second quarter of 2007 including reductions in headcount, freight and facility costs. Although revenues declined $2.0 million, or 14.6%, in the second quarter of 2008 versus the same period in 2007, gross profits were down only $0.2 million or 5.7%, and gross profit margins increased from 25.2% in the second quarter of 2007 to 27.8% in the second quarter of 2008.

     Corporate
     Corporate overhead costs of $0.8 million for the second quarter of 2008 represented a 61.3% decease from $2.0 million for the second quarter of 2007. The decrease in costs of $1.2 million is primarily the result of headcount reductions and the related travel and benefits costs, closure of the Company’s former corporate headquarters in Los Angeles and reductions in marketing and telecommunications expenses. The Company also revised the settlement agreement related to the Williams matter which resulted in a reduction in expenses of $0.2 million.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     The Company has provided a summary of its consolidated operating results for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, followed by an overview of its business segment performance below:
Net revenues
     Net revenues were $49.3 million for the six months ended June 30, 2008 as compared to $62.1 million for the six months ended June 30, 2007, representing a decrease of $12.8 million or 20.6%. The decrease consists of a $10.0 million decrease in net revenues in the Technology Solutions Group and a $2.8 million decrease in revenues in the Recreational Products Group.
Gross profit
     Gross profit was $11.3 million, or 22.9% of net revenues, for the six months ended June 30, 2008, compared to $13.3 million, or 21.5% of net revenues, for the six months ended June 30, 2007. The decrease in gross profit of $2.0 million is primarily the result of a decrease in revenues in the Technology Solutions Group during the six months ended June 30, 2008.
Selling, general and administrative expenses
     Selling, general and administrative (“SG&A”) expenses were $11.9 million, or 24.2% of net revenues, for the six months ended June 30, 2008, compared to $21.3 million, or 34.3% of net revenues, for the six months ended June 30, 2007. The decrease in SG&A expenses of $9.4 million consists of reductions in SG&A expenses of $6.2 million in the Technology Solutions Group, $2.4 million in the Corporate segment and $0.8 million in the Recreational Products Group for the six months ended June 30, 2008.
Interest and other, net
     Net interest expense was $446,000 for the six months ended June 30, 2008, compared to zero for the six months ended June 30, 2007. The increase in net interest expense is the result of the allocation of all of the Company’s $371,000 of interest expense for the six months ended June 30, 2007 to discontinued operations versus approximately 50% of the interest allocated to discontinued operations during the six months ended June 30, 2008. The net interest expense is primarily the result of the outstanding balances under the revolving credit facility and convertible note. This debt was issued to provide the majority of the funding for the acquisition of SkyTel on January 31, 2007. The gain on sale of assets of $2.0 million related to the sale of a company owned facility in the first quarter of 2007.
Income taxes
     The provision for income taxes for each of the three month periods ended June 30, 2008 and 2007, which are primarily related to state taxes, totaled $33,000 and $31,000, respectively.

Discontinued operations
     For the six months ended June 30, 2008, the SkyTel division had revenues of $35.1 million and loss before income taxes of $1.9 million. The SkyTel division was acquired on January 31, 2007 and for the five month period ended June 30, 2007, the SkyTel division had revenues of $40.1 million and loss before income taxes of $.3 million. For the year ended December 31, 2007, the Company recorded an estimated loss on the sale of discontinued operations (the SkyTel division), net of taxes, of $3.9 million.
Business Segment Results
Technology Solutions Group
     Technology Solutions Group (“TSG”) revenues of $27.4 million for the six months ended June 30, 2008 represented a 26.7% decrease from the $37.4 million of revenues for the six months ended June 30, 2007. Product revenues of $13.5 million for the six months ended June 30, 2008 represented a 26.8% decrease from the $18.4 million of product revenues for the six months ended June 30, 2007, which is primarily the result of a $3.2 million decline in sales of a hardware product line, for which TSG was an authorized reseller, after the departure of TSG’s sales and operations team that was dedicated to supporting this product line in the third quarter of 2007 and a $1.7 million decline in other product sales due to timing of sales and a focus on improved gross profits. Service revenues of $13.9 million for the six months ended June 30, 2008 represented a 26.6% decrease from the $19.0 million of service revenues for the six months ended June 30, 2007. The service revenue decrease is primarily attributable to a $5.5 million decrease in revenue related to termination of a significant customer contract in July 2007 at the Company’s former Springfield, Missouri call center partially offset by an increase in other new service related projects.
     TSG operating income of $0.5 million for the six months ended June 30, 2008 represents a $4.3 million increase from the operating loss of $3.8 million for the six months ended June 30, 2007. This increase is primarily attributed to the closure of the unprofitable call center in Springfield, improved operational efficiencies on several service engagements and a significant reduction in SG&A costs in TSG since the six months ended June 30, 2007. Although revenues declined $10.0 million in the six months ended June 30, 2008 versus the same period in 2007, gross profit declined only $1.9 million and SG&A expenses decreased $6.2 million. The significant decline in SG&A expenses was primarily the result of bad debt expense of $2.3 million recorded during the second quarter of 2007 related to recording a full reserve on the receivable from its Springfield call center customer, SunRocket, which ceased operations in July 2007 and a large number of headcount reductions both at the call center in Springfield, which was closed in July 2007 and at the TSG divisional headquarters.
Recreational Products Group
     Recreational Products Group (“RPG”) revenues of $21.8 million for the six months ended June 30, 2008 represented a 11.4% decrease from the $24.6 million for the six months ended June 30, 2007. This decrease is attributed primarily to lower sales in the marine and recreational vehicle product lines, partially offset by an increase in sales from the snowmobile product line.
     RPG operating income of $0.9 million for the six months ended June 30, 2008 represents a $.7 million increase from the operating income of $0.2 million for the six months ended June 30, 2007. This increase is primarily attributed to $0.8 million in reductions in SG&A expenses at RPG since the six months ended June 30, 2007 including reductions in headcount, freight and facility costs. Although revenues declined $2.8 million in the six months ended June 30, 2008 versus the same period in 2007, gross profits were relatively flat and gross profit margins increased from 23.7% in the six months ended June 30, 2007 to 26.1% in the six months ended June 30, 2008.
      Corporate
     Corporate overhead costs of $1.9 million for the six months ended June 30, 2008 represented a 56.2% decease from $4.4 million for the six months ended June 30, 2007. The decrease in costs of $2.5 million is primarily the result of headcount reductions and the related travel and benefits costs, closure of the Company’s former corporate headquarters in Los Angeles and reductions in marketing and telecommunications expenses. The Company also revised the settlement agreement related to the Williams matter which resulted in a reduction in expenses of $0.2 million

Changes in Financial Condition
Liquidity and Capital Resources
     Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	June 30	December 31
	2008	2007
Cash and cash equivalents	$1,389	$409
Net working capital	$13,149	$9,983
Current ratio	1.65	1.23
Long-term liabilities to capitalization	92.2%	75.0%
Shareholders’ equity per share	$0.14	$0.55
Days’ sales in receivables	56	54
     The Company’s Statements of Cash Flows reflect the Company’s SkyTel division as discontinued operations. The SkyTel division was acquired on January 31, 2007, and therefore the cash flows from discontinued operations disclosed relate only to the SkyTel division.
     For the six months ended June 30, 2008, net cash used in operating activities totaled $3.9 million, consisting of $2.0 million used in operating activities for continuing operations and $1.9 million used in operating activities for discontinued operations (the Company’s SkyTel division). The net cash used in operating activities for continuing operations is primarily the result of a loss of $2.1 million, a decrease in accounts payable and accrued liabilities of $3.0 million and an increase in accounts receivable of $1.0 million, related primarily to the Recreational Products Group selling products with extended payment terms, and, partially offset by non-cash expenses of $2.3 million and a decrease in inventory of $1.8 million. Net cash provided by investing activities totaled $8.8 million, consisting of $0.2 million used in investing activities for continuing operations, related to $0.7 million in purchases of fixed assets partially offset by $0.5 million in proceeds from a life insurance policy, and $9.0 million provided by investing activities for discontinued operations. The $9.0 million in cash provided by investing activities for discontinued operations represents $10.0 million in proceeds, including $7.0 million from the sale of the SkyGuard and FleetHawk products lines to SkyGuard LLC in February 2008 and $3.0 million from the sale of the remainder of the SkyTel business to Velocita wireless in June 2008, partially offset by $1.0 million in purchases of fixed assets (primarily pagers which are rented to customers.) Cash flows used in financing activities totaled $3.9 million, consisting of $3.6 million used in financing activities for continuing operations, including payments of $2.8 million to pay down the revolving line of credit, $0.6 million in payments of floor plan payables and $0.1 million in debt acquisition costs, and $0.3 million used in financing activities for discontinued operations related to payments of capital lease obligations.
     For the six months ended June 30, 2007, net cash provided by operating activities totaled $7.9 million, consisting of $3.7 million used in operating activities for continuing operations and $11.6 million provided by operating activities for discontinued operations. The cash used in operating activities for continuing operations is primarily the result of a loss of $8.0 million after the removal of a gain on sale of assets of $2.0 million and an increase in accounts receivable of $0.4 million, partially offset by an increase in non-cash expenses of $3.7 million (including an increase in the provision for losses on accounts receivable primarily related to the receivable from SunRocket), a net increase in accounts payable and accrued liabilities of $0.8 million and a decrease in inventory of $0.2 million. The net cash provided by operating activities for discontinued operations is primarily the result of increases in accounts payable and accrued liabilities of $6.7 million, income from discontinued operations of $2.1 million before depreciation, amortization, accretion and non-cash interest expenses of $2.4 million, a reduction in accounts receivable of $2.3 million and a reduction in inventory of $0.5 million. Net cash used in investing activities totaled $32.4 million, consisting of $1.2 million provided by investing activities for continuing operations and $33.6 million used in investing activities for discontinued operations. The cash provided by investing activities for continuing operations consisted of $2.0 million in proceeds from the sale of a building partially offset by $0.8 million in purchases of fixed assets. The cash used in investing activities for discontinued operations consists of $31.8 million related to the acquisition of SkyTel (including deal and restructuring costs and payment of a working capital adjustment) and $1.8 million in purchases of fixed assets (primarily pagers which are rented to customers.) Net cash provided by financing activities totaled $22.2 million, primarily the result of proceeds received from the revolving credit facility and the $10 million convertible note in conjunction with the acquisition of SkyTel.

Secured Credit Facility with Wells Fargo Foothill
     As of June 30, 2008, we had $2.0 million of indebtedness outstanding under our revolving credit facility, as amended (the “Revolver”) with Wells Fargo Foothill, N.A. The Revolver is secured by a lien on substantially all of our assets. After the completion of the sale of remaining SkyTel business, we paid down all of the indebtedness under the Revolver using the funds received from the sale, but we have since borrowed on the Revolver to fund our ongoing business. On June 13, 2008, we amended our credit facility with WFF to give effect to the sale of the remaining SkyTel business. This amendment resulted in the modification of the capital expenditure covenants to exclude future capital expenditures from the SkyTel business for the years ended December 31, 2008 through 2012. The amendment also reduced the maximum revolver amount to $10 million from $20 million ($30 million Revolver with $10 million blocked per a previous amendment.)
     Additional advances under the Revolver (collectively, the “Advances”) will be available to the Company, up to the aggregate $10 million credit limit, subject to restrictions based on the borrowing base. The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Revolver bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the rate of interest per annum announced from time to time by WFF as its prime rate, plus a 1.25% margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the LIBOR Rate (as defined in the Credit Agreement) plus a 2.75% margin. The Advances made under the Credit Agreement are repayable in full on January 31, 2012. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments, the Company is obligated to pay a prepayment premium.
Convertible Note Held By Newcastle
     In order to complete the financing of the Company’s acquisition of SkyTel, the Company issued to Newcastle a convertible subordinated pay-in-kind promissory Note (the “Convertible Note”) with a principal amount of $10 million dollars on January 31, 2007. The Convertible Note was amended on June 13, 2008. The Convertible Note is secured by a junior lien on substantially all of our assets. The outstanding principal balance and/or accrued but unpaid interest on the Convertible Note is convertible at any time by Newcastle into shares of our common stock at a conversion price (the “Conversion Price”) of $0.20 per share, subject to adjustment. The Convertible Note accrues interest at 4%, subject to adjustment in certain circumstances, which interest accretes as principal on the Convertible Note as of each quarterly interest payment date. In connection with execution of the amended Convertible Note, and subject to certain conditions, the Company has agreed to appoint such number of director designees of Newcastle such that Newcastle’s designees constitute 50% of the then outstanding current members of the Company’s Board of Directors (or, if the number of members of the Board of Directors is an odd integer, such number of Newcastle designees equal to the lowest integer that is greater than 50% of the then outstanding members. The Company also has the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Convertible Note in cash at a higher interest rate (8%) following January 31, 2009 if the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price ($0.40). The Convertible Note matures on January 31, 2017. The Company has the right to prepay the Convertible Note at an amount equal to 105% of outstanding principal after January 31, 2010 so long as a weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price ($0.40). As of June 30, 2008, the outstanding principal balance and accrued but unpaid interest on the Convertible Note was $11.2 million.
     The Company believes that sufficient cash resources exist for the foreseeable future to support its operations and commitments through cash generated by operations proceeds from the sale of the SkyTel division and Advances under the Credit Agreement. Management continues to evaluate its options in regard to obtaining additional financing to support future growth
Off-Balance Sheet Arrangements
     The Company does not have any material off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments
     In the first quarter of 2008 the Company entered into two leases to finance the acquisition of hardware and software for a telephone system upgrade. These leases are accounted for as capital leases and are recorded on the Consolidated Condensed Balance Sheet at approximately $254,000 (includes present value of interest payments). Other than the leases described in this paragraph, there have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on From 10-K for the year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates on variable rate debt. Under the Credit Agreement with WFF, advances bear interest based on WFF’s prime rate plus a margin or at LIBOR Rate plus a margin. Based on the Company’s average outstanding variable rate debt during the six months ended June 30, 2008, a 1% increase in the variable rate would increase annual interest expense by approximately $30,000.
Item 4. Controls and Procedures
     Our management, with the participation of our Interim Chief Executive Officer and our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, the Company’s Interim Chief Executive Officer and President and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective. Our disclosure controls and procedures are (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Interim Chief Executive Officer and President and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) intended to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     (d) None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
4a.	$11,137,321 Second Amended and Restated Convertible Promissory Note, dated June 13, 2008, issued by Bell Industries, Inc. to Newcastle Partners, L.P., is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2008. (*)
10a.	Amendment Number Three to Credit Agreement with Wells Fargo Foothill, Inc., dated April 11, 2008, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 17, 2008.(*)
10b	Amendment No. 1 to Asset Purchase Agreement, dated as of June 13, 2008, between Bell Industries, Inc. and Velocita Wireless LLC, is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2008. (*)
10c	Amendment Number Four to Credit Agreement, Consent and Partial Release, dated June 13, 2008 between Bell Industries, Inc. and Wells Fargo Foothill, Inc., is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2008. (*)
10d	Waiver and Amendment Agreement, dated June 13, 2008, between Bell Industries, Inc. and Newcastle Partners, L.P., is incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 19, 2008. (*)
31.1	Certification of Clinton J. Coleman, Interim Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin J. Thimjon, President and Chief Financial Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Clinton J. Coleman, Interim Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Kevin J. Thimjon, President and Chief Financial Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Incorporated by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL INDUSTRIES, INC.
Dated: August 14, 2008	By:	/s/ Clinton J Coleman
Clinton J. Coleman
Interim Chief Executive Officer (authorized officer of registrant)

Dated: August 14, 2008	By:	/s/ Kevin J. Thimjon
Kevin J. Thimjon
President and Chief Financial Officer (principal financial and accounting officer)