Form 10-Q
period 2008-09-30
BELL INDUSTRIES INC /NEW/
filed 2008-11-14
CIK 945489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of the close of business on November 13, 2008, there were 8,650,224 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.
SEPTEMBER 30, 2008 QUARTERLY REPORT ON FORM 10-Q
INDEX

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues:
Products	$27,561	$29,601	$62,860	$72,664
Services	6,208	6,826	20,151	25,815

Total net revenues	33,769	36,427	83,011	98,479

Costs and expenses:
Cost of products sold	23,080	24,996	51,353	60,584
Cost of services provided	4,442	4,537	14,128	17,686
Selling, general and administrative expense	6,584	7,519	18,445	28,831
Interest expense, net	225	—	671	—
Loss on extinguishment of debt	—	—	1,053	—
Gain on sale of assets	—	(39)	—	(2,012)

Total costs and expenses	34,331	37,013	85,650	105,089

Loss from continuing operations before provision for income taxes	(562)	(586)	(2,639)	(6,610)
Provision for (benefit from) income taxes	(393)	8	(360)	40

Loss from continuing operations	(169)	(594)	(2,279)	(6,650)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	200	(1,166)	(1,162)	(1,440)
Loss on sale of discontinued operations, net of tax	—	—	(500)	—

Income (loss) from discontinued operations, net of tax	200	(1,166)	(1,662)	(1,440)

Net income (loss)	$31	$(1,760)	$(3,941)	$(8,090)

Share and per share data
Basic:
Loss from continuing operations	$(0.02)	$(0.07)	$(0.26)	$(0.77)
Income (loss) from discontinued operations	0.02	(0.13)	(0.19)	(0.17)

Net income (loss)	$0.00	$(0.20)	$(0.45)	$(0.94)

Weighted average common shares outstanding	8,650	8,650	8,650	8,627

Diluted:
Loss from continuing operations	$0.00	$(0.07)	$(0.26)	$(0.77)
Income (loss) from discontinued operations	0.00	(0.13)	(0.19)	(0.17)

Net income (loss)	$0.00	$(0.20)	$(0.45)	$(0.94)

Weighted average common shares outstanding	35,000	8,650	8,650	8,627

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30	December 31
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,331	$409
Accounts receivable, less allowance for doubtful accounts of $1,067 and $730, respectively	13,223	12,304
Inventories, net	7,445	10,323
Notes receivable	1,500	—
Prepaid expenses and other current assets	3,898	1,982
Assets held for sale	—	27,814

Total current assets	27,397	52,832

Fixed assets, net of accumulated depreciation of $12,076 and $12,225, respectively	1,817	1,956
Assets held for sale	—	5,000
Other assets	697	2,231

Total assets	$29,911	$62,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Floor plan payables	$298	$1,064
Revolving credit facility	—	4,775
Accounts payable	6,969	10,438
Accrued payroll	2,407	1,639
Liabilities associated with assets held for sale	—	19,084
Other accrued liabilities	4,633	5,849

Total current liabilities	14,307	42,849

Convertible note	10,721	8,969
Other long-term liabilities	3,570	5,418

Total liabilities	28,598	57,236

Commitments and contingencies

Shareholders’ equity:
Preferred stock:
Authorized - 1,000,000 shares, outstanding — none
Common stock:
Authorized - 35,000,000 shares, outstanding —
8,650,244 shares	35,454	34,983
Accumulated deficit	(34,477)	(30,536)
Accumulated other comprehensive income	336	336

Total shareholders’ equity	1,313	4,783

Total liabilities and shareholders’ equity	$29,911	$62,019

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30
	2008	2007
Cash flows from operating activities:
Net loss	$(3,941)	$(8,090)
Loss from discontinued operations, net of tax	1,162	1,440
Loss on sale of discontinued operations, net of tax	500	—
Adjustments to reconcile net loss to net cash used in operating activities for continuing operations:
Gain on sale of assets	—	(2,012)
Depreciation, amortization and accretion expense	1,221	1,568
Non-cash interest expense	453	132
Stock-based compensation expense	112	158
Provision for losses on accounts receivable, net	337	2,660
Loss on extinguishment of debt	1,053	—
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(1,256)	188
Inventories	2,878	1,408
Accounts payable	(3,469)	(2,026)
Accrued payroll	768	339
Accrued liabilities and other	(2,497)	(1,344)

Net cash used in operating activities for continuing operations	(2,679)	(5,579)
Net cash provided by (used in) operating activities for discontinued operations	(1,985)	13,998

Net cash provided by (used in) operating activities	(4,664)	8,419

Cash flows from investing activities:
Purchases of fixed assets and other	(765)	(844)
Proceeds from life insurance policy	488	—
Proceeds from sale of assets, net of costs	8	2,916

Net cash provided by (used in) investing activities for continuing operations	(269)	2,072
Net cash provided by (used in) investing activities for discontinued operations	11,946	(36,936)

Net cash provided by (used in) investing activities	11,677	(34,864)

Cash flows from financing activities:
Net borrowings (payments) under revolving credit facility	(4,775)	11,428
Proceeds from issuance of convertible note	—	10,000
Debt acquisition costs	(118)	(810)
Net proceeds (payments) of floor plan payables	(766)	2,396
Employee stock plans	—	122
Principal payments on capital leases	(97)	—

Net cash provided by (used in) financing activities for continuing operations	(5,756)	23,136
Net cash used in financing activities for discontinued operations	(335)	(74)

Net cash provided by (used in) financing activities	(6,091)	23,062

Net increase (decrease) in cash and cash equivalents	922	(3,383)
Cash and cash equivalents at beginning of period	409	3,637

Cash and cash equivalents at end of period	$1,331	$254

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
     During the fourth quarter of 2007, the Company committed to a plan to sell the SkyTel business segment and entered into letters of intent with two parties to sell the SkyTel business in two separate transactions. On February 14, 2008, the Company completed the sale of the SkyGuard and FleetHawk product lines to SkyGuard, LLC for $7 million in cash. On June 13, 2008, the Company completed the sale of the remainder of the SkyTel business to Velocita Wireless, LLC (“Velocita”) for total consideration of $7.5 million, consisting of $3 million in cash at closing, a $3.0 million secured note payable thirty days after closing and a $1.5 million unsecured note payable on the one year anniversary of the closing. The proceeds will be used to pay down outstanding balances on the Company’s credit facility and to provide working capital for the Company’s continuing operations. For the nine months ended September 30, 2008, the Company recognized an additional $500,000 loss on sale of the SkyTel business as reflected in the Consolidated Condensed Statements of Operations resulting from a reduction in the total consideration per the agreement versus the amount originally recorded during the year ended December 31, 2007.
     Upon closing of the transactions, the Company no longer has any significant involvement and no longer generates cash flows from SkyTel operations. Therefore, at December 31, 2007, the SkyTel business has been reflected as assets held for sale in the Consolidated Balance Sheets and as discontinued operations in the Consolidated Statements of Operations and Cash Flows for the three and nine months ended September 30, 2008 and 2007. Summarized financial information in the Consolidated Condensed Statements of Operations for the discontinued SkyTel operations for the three and nine months ended September 30, 2008 and 2007 (SkyTel was acquired by the Company on January 31, 2007) are as follows (in thousands):

	Three Months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$—	$22,229	$35,088	$62,323
Income (loss) before income taxes	200	(1,166)	(1,662)	(1,440)
Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations, net of tax	$200	$(1,166)	$(1,162)	$(1,440)

     In presenting discontinued operations, corporate overhead expenses have not been allocated. Interest expense was allocated to discontinued operations based upon the anticipated proceeds or debt balance attributable to those operations. For the three months ended September 2007, interest expense of $672,000 was allocated to discontinued operations and for the nine months ended September 30, 2008 and 2007, interest expense of $657,000 and $1,667,000, respectively, was allocated to discontinued operations. Income taxes have been allocated to discontinued operations in accordance with SFAS 109 intraperiod tax allocation resulting in no tax provision being provided given the Company’s full valuation allowance on its deferred tax assets.
     For the nine months ended September 30, 2008, approximately $3.5 million of depreciation and amortization was not expensed due to the cessation of such expense upon the SkyTel business being classified as held for sale.
Note 3 — Shipping and Handling Costs
     Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $1.1 million and $1.2 million during the three months ended September 30, 2008 and 2007, respectively and $3.0 million and $3.7 million during the nine months ended September 30, 2008 and 2007, respectively. These costs are included within selling, general and administrative expenses in the Consolidated Condensed Statements of Operations.
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
     On June 13, 2008, the Company and its subsidiary entered into Amendment Number Four to Credit Agreement, Consent and Partial Release Agreement (the “Fourth Amendment”), with WFF. As a result of the sale of the SkyTel division, the Fourth Amendment reduced the maximum revolver amount to $10 million from $20 million ($30 million Revolving Credit Facility with $10 million blocked per the Second Amendment), reduced the block on the amount of the Revolving Credit Facility available at any time from $6 million to $3.5 million for the period from August 1 through December 31, 2008 and revised the capital expenditure covenants for the years ended December 31, 2008 through 2012. As of September 30, 2008, the revolving credit facility had a zero balance.
Convertible Note
     Through June 13, 2008, the outstanding principal balance and accrued but unpaid interest on the Convertible Note was convertible at any time by Newcastle into shares of common stock of the Company at a conversion price of $3.81 per share, subject to adjustment (the “Conversion Price”). The Convertible Note accrued interest at 8%, subject to adjustment in certain circumstances, which interest accreted as principal on the Convertible Note as of each quarterly interest payment date beginning March 31, 2007. The Company also had the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Convertible Note in cash at a higher interest rate following the first anniversary if the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price ($7.62 per share). The Convertible Note matures on January 31, 2017. The Company had the right to prepay the Convertible Note at an amount equal to 105% of outstanding principal following the third anniversary of the issuance of the convertible Note so long as a weighted average market price of the Company’s common stock was greater than 150% of the Conversion Price ($5.72 per share). In connection with the purchase of the Convertible Note, the Company and Newcastle also entered into a registration rights agreement pursuant to which Newcastle was granted demand and piggyback registration rights in respect of shares of common stock that may be issued under the Convertible Note. In March 2007, the Company granted Newcastle a second priority lien in certain assets of the Company in order to secure the obligations under the Convertible Note.

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
     On June 13, 2008, the Company and Newcastle entered into the Second Amended and Restated Convertible Promissory Note (the “Amended Convertible Note”) with a principal amount of $11.1 million (which represented the original $10.0 million note plus payment-in-kind interest accreted as additional principal and accrued interest through June 13, 2008.) The Amended Convertible Note reflects a reduction in the conversion price from $3.81 per share down to $0.20 per share (subject to adjustment) and a reduction in the interest rate from 8% to 4% per annum. On or after January 31, 2010, the Company has the right to prepay the Amended Convertible Note at an amount equal to 105% of outstanding principal following the third anniversary of the issuance of the convertible Note so long as a weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price ($0.40 per share). The full conversion of the Amended Convertible Note is subject to the Company’s shareholders approving an increase in the number of authorized shares of common stock at the Company’s next annual meeting, which is scheduled for December 4, 2008. If the increase in authorized shares is not approved, the interest rate on the portion of the Amended Convertible Note for which there would not be shares available for issuance upon conversion would increase to 14%. As a result of the amendment, the remaining balance of the beneficial conversion feature recorded when the note was originally issued on January 31, 2007, net of income taxes, was written off resulting in a loss on extinguishment of debt of approximately $1.1 million. As the Amended Convertible Note is convertible at the option of Newcastle at a beneficial conversion rate of $0.20 per share (closing market price of the Company’s common stock as of June 13, 2008 was $0.21 per share), the embedded beneficial conversion feature was recorded as a debt discount with the credit charged to shareholders equity, net of tax, and amortized using the effective interest method over the life of the debt in accordance with EITF 00-27.
     A summary of the initial recording of the Amended Convertible Note and debt discount and activity through September 30, 2008 follows (in thousands):

Convertible note at June 13, 2008	$11,137
Beneficial conversion feature	(563)
Accretion of beneficial conversion feature	13
Accrued interest	134

Convertible note at September 30, 2008	$10,721

     Interest expense recorded on the Convertible Note and the Amended Convertible Note, including accretion of beneficial conversion feature, totaled $126,000 and $243,000 during the three months ended September 30, 2008 and 2007, respectively and $527,000 and $640,000 during the nine months ended September 30, 2008 and 2007, respectively.
Floor Plan Arrangements
     The Company finances certain inventory purchases through floor plan arrangements with two finance companies. At September 30, 2008 and December 31, 2007, the Company had outstanding floor plan obligations of $298,000 and $1,064,000, respectively.
Capital Lease
     In the first quarter of 2008 the Company entered into two leases to finance the acquisition of hardware and software for a telephone system upgrade. These leases are accounted for as capital leases and were recorded on the Consolidated Condensed Balance Sheet at approximately $254,000 (includes present value of interest payments). The capital lease balance at September 30, 2008 totaled $157,000.
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

     The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years. Stock-based compensation expense totaled $39,000 for the three months ended September 30, 2008, represented income of $44,000 for the three months ended September 30, 2007, and represented expense of $112,000 and $158,000 for the nine months ended September 30, 2008 and 2007, respectively.
     The following summarizes stock option share activity during the nine months ended September 30, 2008:

			Weighted
		Weighted	Average
	Stock	average	Remaining
	option	exercise	contractual term	Aggregate
	shares	price	(in years)	intrinsic value
Outstanding at December 31, 2007	1,093,000	$3.74
Granted	—	—
Exercised	—	—
Canceled or expired	(533,000)	3.16

Outstanding at September 30, 2008	560,000	$4.29	4.3	$—

Exercisable at September 30, 2008	409,250	$4.08	3.5	$—

     The following summarizes non-vested stock options as of December 31, 2007 and changes during the nine months ended September 30, 2008:

		Weighted
	Stock	average
	option	grant date
	shares	fair value
Non vested at December 31, 2007	560,800	$1.12
Granted	—	—
Vested	(105,250)	1.20
Canceled or expired	(304,800)	1.05

Non vested at September 30, 2008	150,750	$1.13

     The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2008 was zero as no options were exercised. The total fair value of options vesting during the three and nine month periods ended September 30, 2008 was approximately $25,000 and $126,000, respectively. As of September 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $109,000 which is expected to be recognized over a weighted average period of approximately 1.1 years. As of September 30, 2008, there were 850,000 shares of common stock available for issuance of future stock option grants under the 2007 Plan.
     Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”), 750,000 shares were authorized for issuance to Bell employees. Eligible employees may purchase Bell stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At September 30, 2008, 419,450 shares were available for future issuance under the ESPP.
Note 6 — Per Share Data
     Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and convertible debt. The weighted average number of common shares outstanding for each of the three and nine month periods ended September 30, 2008 and 2007 is set forth in the following table (in thousands):

	Three Months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	8,650	8,650	8,650	8,627
Potentially dilutive stock options and convertible debt	26,350	2,711	2,817	2,625
Anti-dilutive due to net loss in period	—	(2,711)	(2,817)	(2,625)

Diluted weighted average shares outstanding	35,000	8,650	8,650	8,627

     The potentially dilutive convertible debt converts into approximately 53.0 million shares of common stock as of the beginning of the three month period ended September 30, 2008, however, the Company currently only has 35.0 million shares of common stock authorized for issuance. The Company’s shareholders will be voting on a proposal to increase the number of authorized shares to 200.0 million at the Company’s annual meeting of shareholders scheduled for December 4, 2008. The number of stock option shares not included in the table above, because the impact would have been anti-dilutive based on the exercise price, for the three and nine months ended September 30, 2008 and 2007, totaled 560,000 and 610,000, respectively. The calculation of fully diluted earnings per share includes the add back of $56,000 of interest expense related to the potentially dilutive convertible debt during the three months ended September 30, 2008.
Note 7 — Income Taxes
     As of June 30, 2008 and December 31, 2007, the Company had recorded $412,000 and $395,000 of FIN No. 48 unrecognized tax benefits, respectively, including accrued interest related to the uncertain tax position of $143,000 and $126,000, respectively. During the third quarter of 2008, the Company favorably resolved the uncertain tax matter and recognized $412,000 in tax benefits through the Company’s effective rate. As a result, there are no FIN No. 48 unrecognized tax benefits recorded at September 30, 2008. The benefit from income taxes for the three month period ended September 30, 2008 is primarily the result of the favorable resolution of the uncertain tax matter which resulted in the recognition of $412,000 in tax benefits, partially offset by a provision for state taxes. The provision for income taxes of $8,000 for the three months ended September 30, 2007 is primarily related to state taxes. The benefit from income taxes for the nine month period ended September 30, 2008 is primarily the result of the favorable resolution of the uncertain tax matter, partially offset by a provision for state taxes of $36,000. The provision for income taxes for the nine months ended September 30, 2007 of $40,000 is primarily related to state taxes. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Tax years 2003 through 2007 remain open to examination by major taxing jurisdictions to which the Company is subject to income tax. As of September 30, 2008, the Company continues to record a full valuation allowance against net deferred tax asset balances.
Note 8 — Shareholders’ Equity
     The changes to shareholders’ equity during the nine months ended September 30, 2008 are as follows (in thousands):

Shareholders’ equity at December 31, 2007	$4,783
Net loss	(3,941)
Stock based compensation	112
Beneficial conversion feature, net of tax	359

Shareholders’ equity at September 30, 2008	$1,313

Note 9 — Environmental Matters
     Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1998, at the site of a former leased facility of the Company’s electronics circuit board manufacturing business (“ESD”). The ESD business was closed in the early 1990s. At September 30, 2008 and December 31, 2007, estimated future remediation and related costs for this matter totaled approximately $2.8 million and $3.7 million, respectively. At September 30, 2008, approximately $1.0 million (estimated current portion) is included in accrued liabilities and $1.8 million (estimated non-current portion) is included in other long- term liabilities in the Consolidated Condensed Balance Sheets. At September 30, 2008 and December 31, 2007, the estimated future amounts to be recovered from insurance totaled $400,000 and $1.1 million, respectively, which are included in prepaid expenses and other.
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
     In August 2008, the Company reached an agreement with Williams to settle this matter for a lump sum payment of $900,000 and paid the amount in full.
     Other litigation: The Company is involved in other litigation, which is incidental to its current and discontinued businesses. The resolution of the other litigation is not expected to have a material adverse effect on the Company’s results of operations, cash flows or financial position.
Note 11 — Business Segment Information
     As of September 30, 2008, the Company operates two reportable business segments: the Technology Solutions Group, a provider of a comprehensive portfolio of customizable and scalable technology solutions ranging from managed technology services to reverse logistics and mobile/wireless solutions and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for the recreational vehicles and other leisure-related vehicle market (including marine, snowmobile, cycle and ATV.) The Company also separately records expenses related to corporate overhead which supports the business lines. The Company’s third division, SkyTel, was sold (Note 2) and has been reflected as a discontinued operation and is, therefore, not presented in this business segment results discussion. Each operating segment offers unique products and services and has separate management.
     The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues:
Technology Solutions Group
Products	$16,588	$17,759	$30,068	$36,186
Services	6,208	6,826	20,151	25,814

Total Technology Solutions Group	22,796	24,585	50,219	62,000
Recreational Products Group	10,973	11,842	32,792	36,479

Total net revenues	$33,769	$36,427	$83,011	$98,479

Operating income (loss):
Technology Solutions Group	$398	$(142)	$856	$(3,987)
Recreational Products Group	341	574	1,217	788
Corporate costs	(1,076)	(1,057)	(2,988)	(5,423)

Total operating loss	(337)	(625)	(915)	(8,622)
Gain on sale of assets	—	(39)	—	(2,012)
Loss on extinguishment of debt	—	—	1,053	—
Interest expense, net	225	—	671	—

Loss from continuing operations before income taxes	$(562)	$(586)	$(2,639)	$(6,610)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Depreciation, amortization and accretion:
Technology Solution Group	$318	$360	$979	$1,182
Recreational Products Group	27	70	86	215
Corporate	54	53	156	171

	$399	$483	$1,221	$1,568

Capital expenditures:
Technology Solution Group	$84	$6	$686	$701
Recreational Products Group		8	22	113
Corporate	15	17	57	30

	$99	$31	$765	$844

	September 30,	December 31,
	2008	2007
Total assets:
Technology Solution Group	$11,524	$10,448
Recreational Products Group	10,765	13,557
Corporate	7,622	5,200
Discontinued operations	—	32,814

	$29,911	$62,019

     Certain reclassifications within the segments have been made to prior year amounts to conform to the current year presentation.
Note 12 — Related Party Transactions
     Newcastle is a private investment firm and one of the Company’s largest shareholders. Mr. Mark E. Schwarz, the Chairman of the Company’s Board of Directors, serves as the General Partner of Newcastle, through an entity controlled by him. On July 13, 2007, Clinton J. Coleman, a Vice President of Newcastle, was appointed Interim Chief Executive Officer of the Company. Under the supervision of our Board of Directors (other than Mr. Schwarz and Mr. Coleman), members of management, with the assistance of counsel, negotiated the terms of Newcastle’s Convertible Note and Amended Convertible Note directly with representatives of Newcastle (Note 4). After final negotiations concluded, the Company’s Board of Directors, excluding Mr. Schwarz and Mr. Coleman, approved the Newcastle transactions. Mr. Schwarz and Mr. Coleman did not participate in any of the Board of Directors’ discussions regarding the Newcastle transactions or the votes of the Board of Directors to approve the same.
Note 13 — Retiree Medical Plan
     The Company provides postretirement medical coverage for qualifying employees who were employed prior to January 1, 1998 (“Retiree Medical Plan”). Employees must meet age and years of service requirements and must also be participating in a Bell medical plan at the time of retirement to be eligible for the Retiree Medical Plan. The estimated liability for the Retiree Medical Plan is recorded as a liability in the Condensed Consolidated Balance Sheets. In July 2008, the Company notified participants in the Retiree Medical Plan that, effective December 31, 2008, the Company would be terminating the Retiree Medial Plan. The termination of the Retiree Medical Plan will eliminate any future obligation of the Company to provide cost sharing benefits to current or future retirees. The Company anticipates that the curtailment of the Retiree Medical Plan will result in a gain in the fourth quarter of 2008 once the amendment has become effective.
Note 14 — Subsequent Events
     On October 24, 2008, the Company provided shareholders with notice of its annual meeting scheduled to be held on December 4, 2008. At the annual meeting, shareholders will consider and vote on the following matters:
•	to elect four directors to our board of directors;

•	to approve an amendment to the Company’s articles of incorporation to increase the number of the Company’s authorized shares of common stock from 35,000,000 shares to 200,000,000 shares;

•	to approve an amendment to the Company’s bylaws to change the authorized range of number of directors of the Company from not less than six (6) nor more than eleven (11) to not less than four (4) nor more than seven (7);

•	to approve an amendment to the 2007 Plan to increase the shares reserved for issuance under the 2007 Plan from 1,000,000 shares to 5,000,000 shares; and concurrently increase the number of stock options, direct stock issuances and share right awards that any one person participating in the 2007 Plan may receive in the aggregate in any calendar year from 1,000,000 to 2,000,000 shares;

•	to ratify the appointment of Crowe Horwath LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008;

•	to approve an amendment to the Company’s articles of incorporation to effect a one-for-twenty reverse stock split of the Company’s outstanding shares of common stock;

•	to approve a proposal to adjourn the meeting to a later date or dates, if necessary, to permit further solicitation of proxies in the event that there are not sufficient votes to approve the amendment to the articles of incorporation to increase the authorized shares of common stock; and

•	to transact any other business that may properly come before the annual meeting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of financial condition and results of operations of the Company should be read in conjunction with the consolidated condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. This discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements that we make in this Quarterly Report are set forth below, are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and are set forth in other reports or documents that we file from time to time with the SEC. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
     In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. The Company is currently evaluating the impact on our financial statements of applying the provisions of FSP APB 14-1.
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
     On October 10, 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, (“FSP 157-3”), which clarifies application of SFAS 157 in a market that is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 had no impact on the Company’s consolidated financial position or results of operations.
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
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     The Company has provided a summary of its consolidated operating results for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, followed by an overview of its business segment performance below:
Net revenues
     Net revenues were $33.8 million for the third quarter of 2008 as compared to $36.4 million for the third quarter of 2007, representing a decrease of $2.6 million or 7.3%. The decrease consists of a $1.8 million decrease in net revenues in the Technology Solutions Group and a $0.8 million decrease in revenues in the Recreational Products Group.
Gross profit
     Gross profit, which is net revenues less the costs of products sold and services provided, was $6.2 million, or 18.5% of net revenues, for the third quarter of 2008, compared to $6.9 million, or 18.9% of net revenues, for the third quarter of 2007. The decrease in gross profit of $0.7 million is primarily the result of a decrease in revenues in the Technology Solutions Group during the third quarter of 2008.
Selling, general and administrative expenses
     Selling, general and administrative (“SG&A”) expenses were $6.6 million, or 19.5% of net revenues, for the third quarter of 2008, compared to $7.5 million, or 20.6% of net revenues, for the third quarter of 2007. The decrease in SG&A expenses of $0.9 million consists of a reduction in SG&A expenses of $1.1 million in the Technology Solutions Group partially offset by an increase in SG&A expenses in the Recreational Products Group of $0.2 million for the third quarter of 2008.
Interest and other, net
     Net interest expense was $225,000 for the third quarter of 2008, compared to zero for the third quarter of 2007. The increase in net interest expense is the result of the allocation of all of the Company’s $672,000 of interest expense for the third quarter of 2007 to discontinued operations. The net interest expense is primarily the result of the outstanding balances under the convertible note and revolving credit facility.
Income taxes
     The benefit from income taxes for the three month period ended September 30, 2008 is primarily the result of the favorable resolution of a FIN No. 48 uncertain tax matter which resulted in the recognition of $412,000 in tax benefits, partially offset by a provision for state taxes. The provision for income taxes for the three months ended September 30, 2007 of $8,000 is primarily related to state taxes. As of September 30, 2008, the Company continues to record a full valuation allowance against net deferred tax asset balances.

Discontinued operations
     In late 2007, the Company entered into letters of intent with two companies to sell its SkyTel division in two separate transactions. On February 14, 2008, the Company completed the sale of the SkyGuard and FleetHawk product lines to SkyGuard, LLC, and on June 13, 2008, the Company completed the sale of the remainder of the SkyTel business to Velocita Wireless, LLC. Accordingly, the results of the SkyTel division have been classified as discontinued operations in the accompanying financial statements. The Company acquired the SkyTel division on January 31, 2007. For the three months ended September 30, 2008, the SkyTel division had income before income taxes of $200,000. For the three month period ended September 30, 2007, the SkyTel division had revenues of $22.2 million and a loss before income taxes of $1.2 million. For the year ended December 31, 2007, the Company recorded an estimated loss on the sale of discontinued operations (the SkyTel division), net of taxes, of $3.9 million and recorded an additional loss on the sale of discontinued operations, net of taxes, of $0.5 million in the second quarter of 2008.
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
Technology Solutions Group
     Technology Solutions Group (“TSG”) revenues of $22.8 million for the third quarter of 2008 represented a 7.3% decrease from the $24.6 million of revenues for the third quarter of 2007. Product revenues of $16.6 million for the third quarter of 2008 represented a 6.6% decrease from the $17.8 million of product revenues for the third quarter of 2007, which is primarily the result of a $1.3 million decline in sales of a hardware product line, for which TSG was an authorized reseller, after the departure of TSG’s sales and operations team that was dedicated to supporting this product line in the third quarter of 2007. Service revenues of $6.2 million for the third quarter of 2008 represented a 9.1% decrease from the $6.8 million of service revenues for the third quarter of 2007. The service revenue decrease is primarily attributable to a $0.3 million decrease in revenue related to termination of a significant customer contract in July 2007 at the Company’s former Springfield, Missouri call center and a $0.3 million decrease in revenue related to a depot services project that was performed in the third quarter of 2007 but not performed in the third quarter of 2008.
     TSG operating income of $398,000 for the third quarter of 2008 represents a $540,000 increase from the operating loss of $142,000 for the third quarter of 2007. This increase is primarily attributed to a $1.1 million reduction in SG&A expenses, partially offset by reductions in gross profit resulting from the decline in revenues. The decline in SG&A expenses was primarily the result of bad debt expense of $0.3 million recorded during the third quarter of 2007 related to recording a reserve on the receivable from its Springfield call center customer, SunRocket, which ceased operations in July 2007 and a large number of headcount reductions both at the call center in Springfield, which was closed in July 2007 and at the TSG divisional headquarters.
Recreational Products Group
     Recreational Products Group (“RPG”) revenues of $11.0 million for the third quarter of 2008 represented a 7.3% decrease from the $11.8 million for the third quarter of 2007. This decrease is primarily related to lower sales in the marine and recreational vehicle product lines which can be attributed to a decline in general economic conditions including higher gas prices compared to the third quarter of 2007.
     RPG operating income of $341,000 for the third quarter of 2008 represented a $233,000 decrease from the operating income of $574,000 for the third quarter of 2007. This decrease is primarily attributed to an increase in bad debt expense of $249,000 during the third quarter of 2008 versus the third quarter of 2007. This increase in bad debt expense is a direct result of a decline in the financial strength of the recreation products dealership base, including a few dealers that have gone out of business, as general economic conditions have deteriorated. Although revenues declined $0.8 million, or 7.3%, in the third quarter of 2008 versus the same period in 2007, gross profit margins increased from 26.3% in the third quarter of 2007 to 27.6% in the third quarter of 2008.

Corporate
     Corporate overhead costs of $1.1 million for the third quarter of 2008 were relatively flat to the costs for the third quarter of 2007.
Nine months ended September 30, 2008 Compared to Nine months ended September 30, 2007
     The Company has provided a summary of its consolidated operating results for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, followed by an overview of its business segment performance below:
Net revenues
     Net revenues were $83.0 million for the nine months ended September 30, 2008 as compared to $98.5 million for the nine months ended September 30, 2007, representing a decrease of $15.5 million or 15.7%. The decrease consists of a $11.8 million decrease in net revenues in the Technology Solutions Group and a $3.7 million decrease in net revenues in the Recreational Products Group.
Gross profit
     Gross profit was $17.5 million, or 21.1% of net revenues, for the nine months ended September 30, 2008, compared to $20.2 million, or 20.5% of net revenues, for the nine months ended September 30, 2007. The decrease in gross profit of $2.7 million is primarily the result of a decrease in revenues in the Technology Solutions Group during the nine months ended September 30, 2008.
Selling, general and administrative expenses
     SG&A expenses were $18.4 million, or 22.2% of net revenues, for the nine months ended September 30, 2008, compared to $28.8 million, or 29.3% of net revenues, for the nine months ended September 30, 2007. The decrease in SG&A expenses of $10.4 million for the nine months ended September 30, 2008 consists of reductions in SG&A expenses of $7.3 million in the Technology Solutions Group, $2.4 million in the Corporate segment and $0.7 million in the Recreational Products Group.
Interest and other, net
     Net interest expense was $671,000 for the nine months ended September 30, 2008, compared to zero for the nine months ended September 30, 2007. The increase in net interest expense is the result of the allocation of all of the Company’s $2.3 million of interest expense for the nine months ended September 30, 2007 to discontinued operations versus approximately 49% of the interest allocated to discontinued operations during the nine months ended September 30, 2008. The net interest expense is primarily the result of the outstanding balances under the revolving credit facility and convertible note. The loss on extinguishment of debt of approximately $1.1 million recorded during the nine months ended September 30, 2008 related to the amendment of the convertible notes which resulted in a reduction in the conversion price from $3.81 per share down to $0.20 per share. The loss represented the write-off of the net balance of the beneficial conversion feature which had been recorded at issuance of the note in January 2007. The gain on sale of assets of $2.0 million related to the sale of a Company owned facility in the first quarter of 2007.
Income taxes
     The benefit from income taxes for the nine month period ended September 30, 2008 is primarily the result of the favorable resolution of a FIN No. 48 uncertain tax matter which resulted in the recognition of $396,000 in tax benefits, partially offset by a provision for state taxes of $36,000. The provision for income taxes for the nine months ended September 30, 2007 of $40,000 is primarily related to state taxes. As of September 30, 2008, the Company continues to record a full valuation allowance against net deferred tax asset balances.

Discontinued operations
     For the nine months ended September 30, 2008, the SkyTel division had revenues of $35.1 million and loss before income taxes of $1.7 million. The SkyTel division was acquired on January 31, 2007 and for the eight month period ended September 30, 2007, the SkyTel division had revenues of $62.3 million and loss before income taxes of $1.4 million. For the year ended December 31, 2007, the Company recorded an estimated loss on the sale of discontinued operations (the SkyTel division), net of taxes, of $3.9 million and recorded an additional loss on the sale of discontinued operations, net of taxes, of $0.5 million in the second quarter of 2008.
Business Segment Results
Technology Solutions Group
     TSG revenues of $50.2 million for the nine months ended September 30, 2008 represented a 19.0% decrease from the $62.0 million of revenues for the nine months ended September 30, 2007. Product revenues of $30.1 million for the nine months ended September 30, 2008 represented a 16.9% decrease from the $36.2 million of product revenues for the nine months ended September 30, 2007, which is primarily the result of a $4.1 million decline in sales of a hardware product line, for which TSG was an authorized reseller, after the departure of TSG’s sales and operations team that was dedicated to supporting this product line in the third quarter of 2007 and a $2.0 million decline in other product sales due to timing of sales and a focus on improved gross profits. Service revenues of $20.2 million for the nine months ended September 30, 2008 represented a 21.9% decrease from the $25.8 million of service revenues for the nine months ended September 30, 2007. The service revenue decrease is primarily attributable to a $5.9 million decrease in revenue related to termination of a significant customer contract in July 2007 at the Company’s former Springfield, Missouri call center partially offset by an increase in other new service related projects.
     TSG operating income of $856,000 for the nine months ended September 30, 2008 represents a $4.8 million increase from the operating loss of $4.0 million for the nine months ended September 30, 2007. This increase is primarily attributed to the closure of the unprofitable call center in Springfield, improved operational efficiencies on several service engagements and a significant reduction in SG&A costs in TSG since the nine months ended September 30, 2007. Although revenues declined $11.8 million in the nine months ended September 30, 2008 versus the same period in 2007, gross profit declined only $2.5 million and SG&A expenses decreased $7.3 million. The significant decline in SG&A expenses was primarily the result of bad debt expense of $2.7 million recorded during the nine months ended September 30, 2007 related to recording a full reserve on the receivable from its Springfield call center customer, SunRocket, which ceased operations in July 2007 and a large number of headcount reductions both at the call center in Springfield, which was closed in July 2007 and at the TSG divisional headquarters.
Recreational Products Group
     RPG revenues of $32.8 million for the nine months ended September 30, 2008 represented a 10.1% decrease from the $36.5 million for the nine months ended September 30, 2007. This decrease is attributed primarily to lower sales in the marine and recreational vehicle product lines which can be attributed to a decline in general economic conditions including higher gas prices compared to the first nine months of 2007.
     RPG operating income of $1.2 million for the nine months ended September 30, 2008 represents a $0.4 million increase from the operating income of $0.8 million for the nine months ended September 30, 2007. This increase is primarily attributed to $0.6 million in reductions in SG&A expenses at RPG compared to the nine months ended September 30, 2007 including reductions in headcount, freight and facility costs, partially offset by an increase in bad debt expense. Although revenues declined $3.7 million in the nine months ended September 30, 2008 versus the same period in 2007, gross profits were down only $0.2 million and gross profit margins increased from 24.5% in the nine months ended September 30, 2007 to 26.6% in the nine months ended September 30, 2008.
Corporate
     Corporate overhead costs of $3.0 million for the nine months ended September 30, 2008 represented a 44.9% decease from $5.4 million for the nine months ended September 30, 2007. The decrease in costs of $2.4 million is primarily the result of headcount reductions and the related travel and benefits costs, closure of the Company’s former corporate headquarters in Los Angeles and reductions in marketing and telecommunications expenses. The Company also revised the settlement agreement related to the Williams matter which resulted in a reduction in expenses of $0.2 million

Changes in Financial Condition
Liquidity and Capital Resources
     Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	September 30	December 31
	2008	2007
Cash and cash equivalents	$1,331	$409
Net working capital	$13,090	$9,983
Current ratio	1.91	1.23
Long-term liabilities to capitalization	91.6	75.0%
Shareholders’ equity per share	$0.15	$0.55
Days’ sales in receivables	50	54
     The Company’s Statements of Cash Flows reflect the Company’s SkyTel division as discontinued operations. The SkyTel division was acquired on January 31, 2007, and therefore the cash flows from discontinued operations disclosed relate only to the SkyTel division.
     For the nine months ended September 30, 2008, net cash used in operating activities totaled $4.7 million, consisting of $2.7 million used in operating activities for continuing operations and $2.0 million used in operating activities for discontinued operations (the Company’s SkyTel division). The net cash used in operating activities for continuing operations is primarily the result of a loss of $2.3 million, a decrease in accounts payable and accrued liabilities of $5.2 million and a decrease in accounts receivable of $1.3 million, partially offset by non-cash expenses of $3.2 million and an increase in inventory of $2.9 million. The net cash used in operating activities for discontinued operations is primarily the result of a loss from discontinued operations of $1.7 million, reductions in accounts payable and accrued liabilities of $7.8 million and an increase in inventory of $0.3 million, partially offset by non-cash expenses of $3.9 million and a reduction in accounts receivable of $3.9 million. Net cash provided by investing activities totaled $11.7 million, including $0.3 million used in investing activities for continuing operations and $11.9 million provided by investing activities for discontinued operations. Cash used in investing activities for continuing operations consisted of $0.8 million in purchases of fixed assets partially offset by $0.5 million in proceeds from a life insurance policy. Cash provided by investing activities for discontinued operations consisted of $13.0 million in cash proceeds, including $7.0 million from the sale of the SkyGuard and FleetHawk products lines to SkyGuard LLC in February 2008 and $6.0 million from the sale of the remainder of the SkyTel business to Velocita Wireless in June 2008, partially offset by $1.0 million in purchases of fixed assets (primarily pagers which are rented to customers.) Cash used in financing activities totaled $6.1 million, consisting of $5.8 million used in financing activities for continuing operations, including $4.8 million to pay down the revolving line of credit, $0.8 million for payments of floor plan payables $0.1 million in debt acquisition costs and $0.1 million in capital lease payments, and $0.3 million used in financing activities for discontinued operations related to payments of capital lease obligations.
     For the nine months ended September 30, 2007, net cash provided by operating activities totaled $8.4 million, consisting of $5.6 million used in operating activities for continuing operations and $14.0 million provided by operating activities for discontinued operations. The cash used in operating activities for continuing operations is primarily the result of a loss of $8.7 million after the removal of a gain on sale of assets of $2.0 million and a reduction in accounts payable and accrued liabilities of $3.0 million, partially offset by an increase in non-cash expenses of $4.5 million (including an increase in the provision for losses on accounts receivable primarily related to the receivable from SunRocket), a decrease in inventory of $1.4 million and a reduction in accounts receivable of $0.2 million . Net cash used in investing activities totaled $34.8 million, consisting of $2.1 million provided by investing activities for continuing operations and $36.9 million used in investing activities for discontinued operations. The cash provided by investing activities for continuing operations consisted of $2.0 million in proceeds from the sale of a building and $0.9 million in cash proceeds from the sale of assets at the Springfield call center in the third quarter of 2007, partially offset by $0.8 million in purchases of fixed assets. The cash used in investing activities for discontinued operations consisted of $33.0 million related to the acquisition of SkyTel (including deal and restructuring costs and payment of a working capital adjustment) and $3.9 million in purchases of fixed assets (primarily pagers which are rented to customers.) Net cash provided by financing activities totaled $23.1 million, primarily the result of proceeds received from the revolving credit facility of $11.4 million and the convertible note of $10.0 million in conjunction with the acquisition of SkyTel and proceeds from floor plan facilities totaling $2.4 million, partially offset by debt issue costs of $0.8 million.

Secured Credit Facility with Wells Fargo Foothill
     As of September 30, 2008, we had no balance outstanding under our revolving credit facility, as amended (the “Revolver”) with Wells Fargo Foothill, N.A. After the completion of the sale of remaining SkyTel business, we paid down all of the indebtedness under the Revolver using the funds received from the sale. The Revolver is secured by a lien on substantially all of our assets.
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
Convertible Note Held By Newcastle
     In order to complete the financing of the Company’s acquisition of SkyTel, the Company issued to Newcastle a convertible subordinated pay-in-kind promissory Note (the “Convertible Note”) with a principal amount of $10 million dollars on January 31, 2007. The Convertible Note was amended on June 13, 2008. The Convertible Note is secured by a junior lien on substantially all of our assets. The outstanding principal balance and/or accrued but unpaid interest on the Convertible Note is convertible at any time by Newcastle into shares of our common stock at a conversion price (the “Conversion Price”) of $0.20 per share, subject to adjustment. The Convertible Note accrues interest at 4%, subject to adjustment in certain circumstances, which interest accretes as principal on the Convertible Note as of each quarterly interest payment date. In connection with execution of the amended Convertible Note, and subject to certain conditions, the Company has agreed to appoint such number of director designees of Newcastle such that Newcastle’s designees constitute 50% of the then outstanding current members of the Company’s Board of Directors (or, if the number of members of the Board of Directors is an odd integer, such number of Newcastle designees equal to the lowest integer that is greater than 50% of the then outstanding members.) The Company also has the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Convertible Note in cash at a higher interest rate (8%) following January 31, 2009 if the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price. The Convertible Note matures on January 31, 2017. The Company has the right to prepay the Convertible Note at an amount equal to 105% of outstanding principal after January 31, 2010 so long as a weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price ($0.40). As of September 30, 2008, the outstanding principal balance and accrued but unpaid interest on the Convertible Note was $11.3 million.
     The Company believes that sufficient cash resources exist for the foreseeable future to support its operations and commitments through cash generated by operations, additional proceeds from the sale of the SkyTel division and Advances under the Revolver. Management continues to evaluate its options in regard to obtaining additional financing to support future growth.
Off-Balance Sheet Arrangements
     The Company does not have any material off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments
     In the first quarter of 2008 the Company entered into two leases to finance the acquisition of hardware and software for a telephone system upgrade. These leases are accounted for as capital leases were recorded on the Consolidated Condensed Balance Sheet at approximately $253,000 (includes present value of interest payments). Other than the leases described in this paragraph and the modification to the debt agreement described in Note 4, there have been no material changes to the Company’s contractual obligations and commercial commitments as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from changes in interest rates on variable rate debt. Under the Credit Agreement with WFF, advances bear interest based on WFF’s prime rate plus a margin or at LIBOR Rate plus a margin. Based on the Company’s average outstanding variable rate debt during the nine months ended September 30, 2008, a 1% increase in the variable rate would increase annual interest expense by approximately $23,000.

Item 4.	Controls and Procedures
     Our management, with the participation of our Interim Chief Executive Officer and our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation, the Company’s Interim Chief Executive Officer and President and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective. Our disclosure controls and procedures are (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Interim Chief Executive Officer and President and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) intended to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

BELL INDUSTRIES, INC.
Dated: November 14, 2008	By:	/s/ Clinton J Coleman
Clinton J. Coleman
Interim Chief Executive Officer (authorized officer of registrant)

Dated: November 14, 2008	By:	/s/ Kevin J. Thimjon
Kevin J. Thimjon
President and Chief Financial Officer (principal financial and accounting officer)