Form 10-K
period 2008-12-31
BELL INDUSTRIES INC /NEW/
filed 2009-03-27
CIK 945489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 1-11471
BELL INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

California (State or other jurisdiction of incorporation or organization)	95-2039211 (I.R.S. Employer Identification No.)
8888 Keystone Crossing Suite 1700 Indianapolis, Indiana (Address of principal executive offices)	46240 (Zip Code)

Registrant’s telephone number, including area code:
(317) 704-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

N/A	N/A

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

Yes ☐     No ☑

As of June 30, 2008 the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $1,384,036.

As of March 27, 2009 the number of shares outstanding of the Registrant’s class of common stock was: 433,516.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Factors that could cause actual results to differ materially from those anticipated by the forward-looking statements we make in this Annual Report include, but are not limited to, the matters under Item 1A. “Risk Factors” in this Annual Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission (the “SEC”).

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

Overview

Bell Industries, Inc. is a California corporation. We conduct our business through two business segments: Bell Techlogix (formerly known as the Technology Solutions Group) and the Recreational Products Group. Bell Techlogix is a provider of integrated technology product and service solutions for organizations throughout the United States. Our Recreational Products Group is a wholesale distributor of aftermarket replacement parts and accessories for recreational vehicles, boats, snowmobiles, motorcycles and ATVs throughout the upper Midwestern United States.

As of December 31, 2008, we employed approximately 600 people, of which 491 employees were primarily dedicated to Bell Techlogix, 89 employees were primarily dedicated to our Recreational Products Group, and 20 employees were primarily dedicated to our general corporate and administrative operations.

Recent Events

Sale of SkyTel Division

On January 31, 2007, we acquired substantially all of the assets and assumed certain liabilities of SkyTel Corp. (“SkyTel”). SkyTel is a provider of wireless data and messaging services in the United States. Over the course of 2007, we were approached by several third parties interested in pursuing a potential acquisition of some or all of the SkyTel division. After evaluating the prospects for the SkyTel division, we determined that it was in the best interest of the Company and our shareholders to analyze strategic alternatives with respect to SkyTel in order to maximize value to the Company, including the sale of the business and other alternatives to monetize and recoup our investment in SkyTel.

As a result of our analysis of our strategic alternatives with respect to SkyTel, we determined that the Company could realize the most value by selling our SkyGuard and Fleethawk automated vehicle location products (the “AVL Business”), which was a business line operated through our SkyTel division, and then separately selling the remaining business of SkyTel (the “SkyTel Business”). In late 2007, we entered into separate letters of intent to sell both the AVL Business and the SkyTel Business to separate third parties.

On February 14, 2008, we entered into an asset purchase agreement (the “SkyGuard Purchase Agreement”) with SkyGuard, LLC. Pursuant to the SkyGuard Purchase Agreement, we sold substantially all of the assets related to our AVL Business and received $7.0 million in cash. We no longer operate or market the AVL Business.

On March 30, 2008, we entered into an asset purchase agreement with Velocita Wireless, LLC (“Velocita”), pursuant to which we agreed to sell the SkyTel Business (the “Velocita Purchase Agreement”). On June 13, 2008, we completed the sale of the SkyTel Business to Velocita for total consideration of $7.5 million, consisting of $3.0 million in cash at closing, a $3.0 million secured note payable thirty days after closing and a $1.5 million unsecured note payable on the one-year anniversary of the closing. Subsequent to the closing, Velocita agreed to pay us a working capital adjustment of $1.5 million, payable in installments through June 13, 2009. The proceeds have, and will continue to be, used to pay down outstanding balances on our credit facility and to provide working capital for our continuing operations. We no longer operate the SkyTel Business.

Settlement Agreement

Since 1998, we have been defending an action brought by Williams Electronics Games, Inc., et al. (“Williams”) against the Company and other defendants alleging common law fraud and several other infractions related to Williams’ purchase of electronic components at purportedly inflated prices from various electronics distributors under purported kickback arrangements during the period from 1991 to 1996. We were named defendant as successor in interest to one of the originally named defendants. In August 2008, we reached an agreement with Williams to settle this matter for a lump sum payment of $900,000 and paid the amount in full.

Amendments of Credit Facility

As of December 31, 2008, our revolving credit facility with Wells Fargo Foothill, N.A. (“WFF”) had a zero balance. The facility is secured by a lien on substantially all of our assets. On April 11, 2008, we amended our credit facility with WFF to give effect to the sale of the AVL Business and the SkyTel Business (the “Third Amendment”). The Third Amendment resulted in the modification of the calculation of the profitability covenants to exclude the results of the AVL Business and the SkyTel Business and amended the minimum profitability covenants as of December 31, 2007 and each of the four quarters during the year ended December 31, 2008. The Third Amendment also resulted in an increase in the margin on our borrowing rates by 50 basis points effective May 1, 2008.

On June 13, 2008, in connection with the sale of the SkyTel Business, we entered into Amendment Number Four to Credit Agreement, Consent and Partial Release Agreement (the “Fourth Amendment”) with WFF. The Fourth Amendment reduced the maximum revolver amount to $10.0 million from $20.0 million, reduced the block on the amount of the revolving credit facility available from $6.0 million to $3.5 million for the period from August 1 through December 31, 2008 and revised the capital expenditure covenants for the years ended December 31, 2008 through 2012.

On March 12, 2009, we entered into Amendment Number Five to Credit Agreement and Joinder Agreement with WFF (the “Fifth Amendment”). The Fifth Amendment added our newly formed subsidiary, Bell Techlogix, Inc., as a party to the credit facility and made immaterial conforming and updating amendments.

On March 25, 2009, we entered into Amendment Number Six to Credit Agreement (the “Sixth Amendment”) with WFF. The Sixth Amendment modified the block on the amount of the revolving credit facility available during 2009 to amounts ranging from $3.5 million to $6.0 million, revised the expiration date of the revolving credit facility to March 31, 2010, established a minimum prime rate of 3.5% and a minimum LIBOR rate of 3.0%, increased the margin on both prime rate and LIBOR rate loans to percentages ranging from 4.0% to 4.5% and revised the financial profitability and capital expenditure covenants for the year ended December 31, 2009.

Amendments to Convertible Note

On January 31, 2007, in connection with the SkyTel acquisition, we entered into a purchase agreement with Newcastle Partners L.P., together with Newcastle Capital Management, L.P, its general partner, and its affiliates (“Newcastle”), pursuant to which we issued and sold in a private placement to Newcastle a convertible subordinated payment-in-kind promissory note (the “Convertible Note”) in the principal amount of $10.0 million. Under the purchase agreement, we granted Newcastle certain governance and related rights so long as Newcastle beneficially owns at least 5% of our outstanding common stock, including the right to designate two members to the board and a pre-emptive right to acquire additional securities in the event we propose to issue any additional securities. The Convertible Note matures on January 31, 2017. We also agreed to exempt Newcastle from any stockholder rights plan that may be adopted in the future and exempted Newcastle from certain notice provisions with respect to shareholder meetings and nominations of directors, as set forth in our bylaws. In connection with the issuance of the Convertible Note, we also entered into a registration rights agreement with Newcastle, pursuant to which Newcastle was granted demand and piggyback registration rights in respect of shares of common stock that may be issued under the Convertible Note. As security for our obligations under the Convertible Note, Newcastle holds a subordinated security interest in substantially all of our assets.

On June 13, 2008, we entered into the Second Amended and Restated Convertible Promissory Note with Newcastle (the “Amended Convertible Note”) with a principal amount of $11.1 million (which represented the original $10.0 million note plus payment-in-kind interest accreted as additional principal and accrued interest through June 13, 2008.) The Amended Convertible Note reflects a reduction in the conversion price from $76.20 per share down to $4.00 per share (subject to adjustment) and a reduction in the interest rate from 8% to 4% per annum. On or after January 31, 2010, we have the right to prepay the Amended Convertible Note at an amount equal to 105% of the outstanding principal so long as a weighted average market price of our common stock is greater than 200% of the conversion price ($8.00 per share). As a result of the amendment, the remaining balance of the beneficial conversion feature recorded when the Convertible Note was originally issued on January 31, 2007, net of income taxes, was written off resulting in a loss on extinguishment of debt of approximately $1.1 million during 2008. As the Amended Convertible Note is convertible at the option of Newcastle at a beneficial conversion rate of

$4.00 per share (closing market price of our common stock as of June 13, 2008 was $4.20 per share), the embedded beneficial conversion feature related to the Amended Convertible Note was recorded as a debt discount with the credit charged to shareholders’ equity, net of tax, and amortized using the effective interest method over the life of the debt.

On October 31, 2008, the Amended Convertible Note, together with rights under the related security agreements and registration rights agreement, was assigned by Newcastle Partners, L.P. to BI Holdings, L.P., a Delaware limited partnership of which Newcastle Capital Management, L.P. (the general partner of Newcastle Partners, L.P.) serves as general partner.

On March 25, 2009, we entered into Amendment Number One to the Amended Convertible Note (the “First Amendment to Note”). The First Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2009.

Delisting from American Stock Exchange

On April 2, 2008, we announced our intention to voluntarily delist our common stock from the American Stock Exchange. On April 14, 2008, we filed a Form 25 with the SEC. The last day of trading of our common stock on the American Stock Exchange was April 23, 2008. After withdrawal of our common stock from listing on the American Stock Exchange, the stock symbol was changed to “BIUI”. Our stock symbol was then changed to “BLLI” as of the close of business on December 24, 2008 after completion of the reverse stock split discussed below. Our common stock is now quoted on the Pink Sheets.

Reverse Stock Split

On December 9, 2008, our board of directors approved a one-for-twenty reverse stock split. The reverse split became effective as of the close of business on December 24, 2008, at which time we began trading under our new stock symbol “BLLI”. All share and per share information in this Annual Report on Form 10-K, including the consolidated financial statements and related notes, have been restated to give effect to the reverse stock split for all periods presented.

Bell Techlogix

Our Bell Techlogix business segment (formerly known as our Technology Solutions Group), (2008 net revenues of $62.9 million) is a provider of integrated technology product and service solutions for organizations throughout the United States. Headquartered in Indianapolis, Indiana, Bell Techlogix has offices and service facilities throughout the Midwestern and Eastern regions of the United States. Bell Techlogix is a partner and advisor in designing, implementing and managing technology solutions that decrease costs, increase customer retention, and improve service levels and operational efficiencies for our small, mid-sized and Fortune 500 customers. Bell Techlogix focuses on enterprises that are regional and national in scope and services a wide variety of industries including education, healthcare and consumer products. Bell Techlogix’s solutions portfolio strategy is client centric. It is built around the business, technology, economic and customer issues that information technology (“IT”) executives face today. Bell Techlogix assists IT departments in the day-to-day execution of routine IT functions by offering and closely managing a comprehensive set of project based services, managed services and technology solutions. In 2008, and continuing in 2009, we have dedicated, and continue to dedicate, considerable sales and operation personnel resources to growing the Bell Techlogix business through several growth initiatives that target new customer growth across the service lines that we offer. Bell Techlogix has a significant concentration of its revenues in several clients. Two clients accounted for approximately 28% of Bell Techlogix’s total revenues for 2008.

Project Based Services

Project based services are focused on executing technology based projects that occur over a short and distinct period of time, allowing clients to reduce costs and improve service levels. These services include (i) product procurement and deployment; (ii) software licensing and migration; (iii) technology assessments; (iv) virtualization and consolidation; and (v) technology implementation.

Bell Techlogix sells computer software licenses and a wide variety of technology hardware products including desktop and laptop computers, access devices, servers, storage, printers, network products, memory, monitors and consumables from several hundred manufacturers, including Hewlett-Packard, IBM, Lenovo, Dell, Apple, Panasonic, Okidata, VMWare, VERITAS, Microsoft, Symantec, and Adobe Systems. Bell Techlogix’s project based services offer clients the ability to streamline the procurement process by acquiring IT assets through our flexible on-line e-business application, Bell Direct, or to work directly with our account teams to implement more complex acquisition projects. Our primary distributor supplier is Tech Data Corporation. Bell Techlogix also assists enterprises and educational institutions in ensuring software license compliance, optimizing licenses and managing and deploying software migration strategies.

Bell Techlogix’s technology assessment services present clients with an understanding of their current infrastructure and the threats and challenges to that infrastructure. After discovery and analysis, Bell Techlogix presents actionable recommendations with financial analysis, proposed designs and implementation plans. These assessments allow executives to effectively plan and budget, as well as quickly isolate and address points of risk. Technology assessments support a number of other project based services offered by Bell Techlogix including, but not limited to, virtualization and consolidation. These services help clients lower their total cost of ownership, improve asset utilization, support green initiatives by reducing energy costs and drive end-user productivity.

Managed Services

Bell Techlogix’s managed services encompass the ongoing management and support of routine IT functions that reduce costs and allow executives to redeploy key IT and business resources to focus on their core business. These services include (i) service desk and help desk support (Tier I, II and III); (ii) asset management; (iii) repair, depot and maintenance services; and (iv) retirement, remarketing and disposal.

Bell Techlogix engages clients in long-term relationships and leverages our advanced contact center and service depot facilities in Indianapolis, Indiana. Our contact center is open 24 hours per day, 7 days per week and 365 days per year and is integral to our help desk services and remote Tier III support. Our depot facility is our hub for providing repair, maintenance, refurbishment and remarketing, and disposal services to customers nationwide. With over 25 years of experience and a centrally located service depot facility, Bell Techlogix has the capability to support clients throughout North America.

Technology Solutions

Bell Techlogix’s technology solutions suite leverages our experience and expertise in delivering project based and managed services by building custom solutions that deliver bottom line results to our clients. Each IT environment is unique in structure and challenges and, as a result, has different needs. Our certified engineers work with our clients to design flexible solutions based on the right combination of our service offerings, experience and resources. These technology solutions focus on (i) technology lifecycle management; (ii) mobility solutions; and (iii) reverse logistics.

Our solutions strategy is built around our ability to manage the entire lifecycle of an IT asset from procurement through disposal. Our lifecycle asset management solutions span procurement, deployment, asset tracking, depot and maintenance, service desk support, retirement, and remarketing and disposal, which allows us to provide a full aftermarket reverse logistics solution for enterprise clients and equipment manufacturers. Bell Techlogix has the flexibility and capability to offer either distinct services or a fully integrated reverse logistics solution. This scalable and customizable solution enables our clients to recover the most value from their mature and emerging product lines.

Our lifecycle management capabilities also serve as a base for our mobility solutions strategy. Whether clients have remote agents, employees working at home, field service engineers, support personnel at customer sites or executives on the move, the needs of the user and the needs of the business remain the same. Our mobility strategy is based on enabling users to take advantage of this emerging technology, while managing the significant complexity, costs and security risks that can be created by a mobile workforce. The ultimate goal is to optimize the value of mobile devices. Our experience in managing products throughout their lifecycle enables us to address the diverse new array of assets — among them PDAs, smart phones, laptops, broadband products, and non-traditional handheld devices. Our mobile broadband services, handheld solutions and mobile device management offerings help clients define a strategic approach, address the financial impacts, understand the security implications, and offer service and support to their end-users.

Bell Techlogix faces a number of competitors across all of our IT services and solutions. These competitors include technology manufacturing companies, system integrators, and regional and national value-added resellers (VARs). This also includes multi-national solutions providers such as IBM Global Services and Electronic Data Systems (EDS) and national and multi-regional product support organizations such as Celestica, Inc., Flextronics International and Data Exchange Corporation. Many of the IT manufacturers sell through distribution channels, as well as directly to Fortune 500 enterprises. In some cases this creates a complex selling environment, as a partner may also be a competitor. However, Bell Techlogix’s long-term relationships with its strategic partners and a successful track record as a distributor minimize these hurdles. In competing with VARs, Bell Techlogix has been in the IT market longer than many of the VARs and has a proven track record in delivering services and expertise in key technologies.

Bell Techlogix is certified by, and has broad experience with, Apple, Dell, HP, IBM, Microsoft and other industry leaders. Our core team of subject matter experts currently carries over 450 industry certifications. This combination of experience and expertise allows us to deliver complete solutions on-time and on-budget. Our commitment to our clients is evidenced by the fact that we currently manage over 500,000 IT assets on an annual basis.

Recreational Products Group

Our Recreational Products Group (“RPG”) (2008 net revenues of $39.0 million) sells replacement parts and accessories for recreational vehicles (RVs), boats, snowmobiles, motorcycles, all terrain vehicles (ATVs) and utility vehicles (UTVs). RPG supplies these products in the upper Midwestern United States to dealerships, retail stores and independent repair facilities. RPG operates three distribution centers located in Eagan, Minnesota; Milwaukee, Wisconsin; and Grand Rapids, Michigan.

RPG has significant market share in the distribution of recreational and other leisure-time vehicle replacement parts and accessories in Minnesota, Wisconsin and Michigan. RPG sells approximately 10,000 recreational vehicle-related products, 14,000 marine products, 9,000 motorcycle and ATV/UTV products and 5,000 snowmobile products. Major product lines distributed by RPG include Dunlop tires (motorcycle tires), Carefree of Colorado (awnings for RVs and campers), Reese Products (trailer hitches for all types of vehicles) and Johnson Outdoors, Inc. (marine trolling motors, depth finders and fish locators.) RPG has over 5,000 customers; no single customer accounts for over 3% of its annual sales.

RPG faces significant competition from national and regional distributors of aftermarket products for recreational vehicles, boats, snowmobiles, motorcycles and ATV/UTVs. Sizable competitors include Coast Distribution System, Inc. and Stag-Parkway, Inc. (recreational vehicles), Parts Unlimited, Marshall Distributing, Inc. and Tucker Rocky Distributing (motorcycles, ATV/UTVs and snowmobiles), and Coast Distribution System, Inc. and Land ‘N’ Sea Distributing, Inc. (marine). RPG also faces competition from big box retailers, such as Cabela’s, Wal-Mart and Gander Mountain.

Company Information

The Company was incorporated under the laws of the State of California in 1995. Our principal executive offices are located at 8888 Keystone Crossing, Suite 1700, Indianapolis, Indiana 46240. Our telephone number is (317) 704-6000 and our fax number is (317) 575-9401.

Environmental Matters

In connection with a former leased site of Bell Industries’ Electronics System Division (“ESD”), we have been involved, since 1998, in monitoring and remediation efforts to clean up the water table at the site. We fully cooperated with the California Regional Water Quality Control Board (“CRWQCB”) to remediate groundwater contamination at the site. At this time, there are no administrative orders or sanctions against the Company. We incurred clean up costs of $269,000 for the year ended December 31, 2008 and are anticipating costs of $640,000 in 2009.

Availability of Reports and Other Information

Our website address is www.bellind.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge on our website (via a link to the SEC website) as soon as reasonably practicable after we file these reports with the SEC. In addition, the SEC’s website address is www.sec.gov. The SEC makes available on this website, free of charge, reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC. In addition, we post the following information on our website:

•	our corporate Code of Ethics for Directors, Officers and Employees, which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and

•	charters for our Audit Committee, Nominating Committee and Compensation Committee.

All of the above information is also available in print upon request to our secretary at the address listed under the heading “Company Information” above.

Item 1A.	Risk Factors

In addition to other information contained in this report, we are subject to the following risks, which could materially adversely affect our business, financial condition and/or results of operations in the future. You should carefully consider the risks described below before deciding to invest in our common stock. In assessing these risks, you should also refer to the other information in this Annual Report on Form 10-K, including our financial statements and the related notes. Various statements in this Annual Report on Form 10-K, including some of the following risk factors, constitute forward-looking statements.

Risks Related to Our Growth Initiative

Our growth initiatives may not achieve the intended benefits or may fail.

During the last two years, we have implemented, and plan to continue to implement, several growth initiatives designed to increase revenue and profitability, particularly in our Bell Techlogix business. The execution of our growth plan entails significant risks and costs and we might not succeed in growing our business for many reasons. Until our growth initiatives are fully implemented, it will be difficult for us, as well as our investors, to predict or evaluate our business prospects and performance. Our business prospects should be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition. If our growth initiatives fail to perform as we anticipate, we may implement restructuring efforts to improve the profitability of our businesses. Our growth initiatives to date and any future efforts have placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources.

We might not be able to implement our growth initiatives if we lose key management or technical personnel, on whose knowledge, leadership and technical expertise we rely.

The success of our growth initiatives depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and lines of business. Some executives have joined us in key management roles only recently. In January 2007, Kevin J. Thimjon was appointed to serve as our chief financial officer and was subsequently promoted to serve as our President in February 2008, and Clinton J. Coleman was appointed as our chief executive officer on an interim basis in July 2007. We might not be able to execute on our growth initiatives if we were to lose the services of any of our key personnel. If any of these individuals were to leave unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.

Risks Relating to Our Capital Structure

Under the Amended Convertible Note, Newcastle has the ability to acquire in excess of a majority of our outstanding common stock, as well as the right to designate at least 50% of the members of our board of directors, which could give Newcastle control over the management of our business to the detriment of our other shareholders.

At December 31, 2008, Newcastle beneficially owned approximately 87.7% of our outstanding common stock (including 2,846,241 shares of our common stock issuable upon exercise of their Amended Convertible Note). As a result, Newcastle could have the ability to exercise a controlling influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. In addition, as long as Newcastle beneficially owns at least 5% of our outstanding common stock, we granted Newcastle certain governance and related rights, including a pre-emptive right to acquire additional securities in the event we propose to issue any additional securities. We also agreed to exempt Newcastle from any stockholder rights plan that may be adopted in the future. Under the Amended Convertible Note, as long as Newcastle beneficially owns more than 50% of our outstanding common stock or greater than 50% of the outstanding principal on the Amended Convertible Note remains outstanding, Newcastle has the right to designate at least 50% of our directors, which could dictate the management of our business and affairs. Their designees currently include our Interim Chief Executive Officer. The interests of Newcastle may differ from other shareholders’ interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other shareholders of an opportunity to receive a premium for their common stock as part of a sale of our business. Furthermore, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders.

Our ability to make payments on our debt will be contingent on our future operating performance, which will depend on a number of factors that are outside of our control.

Our revolving credit facility with WFF is secured by a lien on substantially all of our assets. As of December 31, 2008 we had no amounts outstanding under the revolving credit facility, however, we do anticipate drawing advances from time to time on the facility to finance ongoing working capital, capital expenditures and general corporate needs.

Our ability to make principal and interest payments against any advances under the revolving credit facility and on our other indebtedness is contingent on our future operating performance, which will depend on a number of factors, many of which are outside of our control. The degree to which we are leveraged could have other important negative consequences, including the following:

•	we may need to dedicate a substantial portion of our cash flows from operations to the payment of our indebtedness, reducing the funds available for future working capital requirements, capital expenditures, acquisitions or other general corporate requirements;

•	a portion of our borrowings may be at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates;

•	we may be more vulnerable to a downturn in the industries in which we operate or a downturn in the economy in general;

•	we may be limited in our flexibility to plan for, or react to, changes in our businesses and the industries in which we operate;

•	we may be placed at a competitive disadvantage compared to our competitors that have less debt;

•	we may be limited in our ability to react to unforeseen increases in certain costs and obligations arising in our existing or previously owned businesses, including environmental, legal, lease and tax liabilities;

•	we may determine it to be necessary to dispose of certain assets or one or more of our businesses to reduce our debt; and

•	our ability to borrow additional funds may be limited.

We can provide no assurance that our businesses will generate sufficient cash flow from operations or that future borrowings will be available in amounts sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we are unable to make scheduled debt payments or comply with the other provisions of our debt instruments, our various lenders may be permitted under certain circumstances to accelerate the maturity of the indebtedness owed to them and exercise other remedies provided for in those instruments and under applicable law.

We are subject to restrictive debt covenants pursuant to our indebtedness. These covenants may restrict our ability to finance our business and, if we do not comply with the covenants or otherwise default under them, we may not have the funds necessary to pay all amounts that could become due and the lenders could foreclose on substantially all of our assets.

Our indebtedness contains covenants that, among other things, significantly restrict and, in some cases, effectively eliminate our ability and the ability of any of our subsidiaries to:

•	incur additional debt;

•	create or incur liens;

•	pay dividends or make other equity distributions to our shareholders;

•	purchase or redeem share capital;

•	make investments;

•	sell assets;

•	issue or sell share capital of certain subsidiaries;

•	engage in transactions with affiliates;

•	issue or become liable on a guarantee;

•	voluntarily prepay, repurchase or redeem debt;

•	create or acquire new subsidiaries; and

•	effect a merger or consolidation of, or sell all or substantially all of our assets.

In addition, we must comply with certain financial covenants under our revolving credit facility with WFF and the Amended Convertible Note. In the event we fail to meet any of such covenants and are unable to cure such breach or otherwise renegotiate such covenants, our lenders would have significant rights to deny future access to liquidity and/or seize control of substantially all of our assets. The financial covenants with which we must comply include minimum EBITDA and maximum capital expenditures.

The covenants contained in our indebtedness and any credit agreement governing future debt may significantly restrict our future operations. Furthermore, upon the occurrence of any event of default, the lenders could elect to declare all amounts outstanding under such agreements, together with accrued interest, to be immediately due and payable. If those lenders were to accelerate the payment of those amounts, we cannot assure you that our assets and the assets of our subsidiaries would be sufficient to repay those amounts in full.

We are also subject to interest rate risk due to our indebtedness at variable interest rates, based on either a base rate or LIBOR rate plus an applicable margin. We cannot assure you that shifts in interest rates will not have a material adverse effect on us.

Our common stock is not traded on a national securities exchange.

On April 14, 2008, we filed a Form 25 with the SEC in order to voluntarily delist our common stock from the American Stock Exchange. On April 24, 2008, our common stock ceased trading on the American Stock Exchange. Our common stock is now quoted on the Pink Sheets under the symbol “BLLI”. Securities quoted on the Pink Sheets generally have significantly less liquidity than securities traded on a national securities exchange, not only in the number of shares that can be bought and sold, but also through delays in the timing of transactions, reduction in securities analyst and news media coverage, and lower market prices than might otherwise be obtained. As a result, purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock, our common stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Our ability to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future, may also be materially and adversely affected by the fact that our securities are not traded on a national securities exchange.

The fact that our common stock is not traded on a national securities exchange could also have other adverse effects on us in addition to the foregoing, including, without limitation, the loss of confidence in us by institutional investors, current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

Risks Related to Our Operations

We have a history of operating losses.

We have incurred net losses in each of the past six fiscal years. As of December 31, 2008 we had an accumulated deficit of approximately $35.8 million. If our future revenues in each of our business segments do not meet our expectations, or if operating expenses exceed what we anticipate, our business, financial condition and results of operations could be materially and adversely affected.

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

Future changes in financial accounting standards or practices or other legislative changes could impact our business.

A change in accounting standards or practices could have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business. In addition, legislative changes and the perception these changes create can have a material adverse effect on our business.

The cost of compliance or failure to comply with the Sarbanes-Oxley Act of 2002 may adversely affect our business.

As a public reporting company, we are subject to the provisions of the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act affects corporate governance, securities disclosure, compliance practices, internal audits, disclosure controls and procedures and financial reporting and accounting systems. Section 404 of the Sarbanes-Oxley Act, for example, requires a company subject to the reporting requirements of the U.S. securities laws to conduct a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting.

Compliance with the requirements of Section 404 is expensive and time-consuming. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish and maintain an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act and prevent us from providing the required financial information in a timely manner, which could adversely affect our business.

Risks Related to our Bell Techlogix Business

We rely on a limited number of hardware and software vendors to supply us with products in our Bell Techlogix business, and the loss of our ability to rely upon any of those vendors or to obtain their products in the future would adversely affect our results of operations.

Our Bell Techlogix business is heavily dependent on our relationships with leading hardware and software vendors and on our status as an authorized service provider. Although we are currently authorized to service the products of many industry-leading hardware and software vendors, we may not be able to maintain our relationships, or attract new relationships, with the computer hardware and software vendors that may be necessary for our Bell Techlogix business. Since we rely upon our vendor relationships as a marketing tool, any change in these relationships could adversely affect our results of operations while we seek to establish alternative relationships with other vendors. In general, our authorization agreements with vendors include termination provisions, some of which are immediate, and we cannot predict whether vendors will continue to authorize us as an approved service provider. In addition, we cannot predict whether those vendors will authorize us as an approved service provider for new products, which they may introduce. Any impairment of these vendor relationships, including if these vendors experience financial, operational or quality assurance difficulties, or the loss of authorization as an approved service provider, could adversely affect our ability to provide the products and services which our Bell Techlogix business requires and harm our competitive position. In addition, significant product supply shortages have resulted from time to time because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. We expect to experience difficulty from time to time in obtaining an adequate supply of products from our major vendors, which may result in delays in completing sales.

Our Bell Techlogix business has several large clients and the loss of one or more of these large clients may materially and adversely affect our business, financial condition and results of operations.

Bell Techlogix has a significant concentration of its revenues in several clients. Two clients accounted for approximately 28% of our total revenues for 2008 in our Bell Techlogix business. In the event that any of these major clients should cease to purchase products or services from us, or purchase significantly fewer products and services in the future, we could experience materially adverse effects on our business, financial condition and results of operations. In addition, due to the current weakened economic conditions, the risk of failure of one of our significant clients is increased, which failure could also have a materially adverse effect on our business, financial condition and results of operations.

Our Bell Techlogix business could be adversely impacted by conditions affecting the information technology market, including the recent financial crisis and current economic conditions.

The demand for our technology products and services depends substantially upon the general demand for business-related technology hardware and software, which fluctuates based on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers and general economic conditions. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition. In this current economic climate, current or prospective customers are reviewing the allocation of their capital spending budgets to information technology, which has resulted, and may continue to result, in our current or prospective customers delaying and/or reducing their capital spending related to information technology. Some of the factors that could influence the levels of spending by our current or prospective customers include availability of credit, labor and healthcare costs, consumer confidence and other factors affecting spending behavior. Future economic projections for the information technology sector are uncertain. If an uncertain information technology spending environment persists, it could negatively impact our business, results of operations and financial condition.

Many of our contracts can be terminated by our clients on short notice and in many cases without penalty. We also generally do not have exclusive arrangements with our clients or a minimum revenue commitment from our clients, which creates uncertainty about the volume of services we will provide and the amount of revenues we will generate from these clients.

Many of our clients could terminate their relationship with us or significantly reduce their demand for our services due to a variety of factors, including factors that are unpredictable and outside of our control. In addition, in many cases, we are not the exclusive provider of outsourcing services to our clients. The services we provide to a client could be reduced for a variety of reasons, including our client’s decision to move more customer management functions in-house, or to an affiliated outsourcing provider or one of our competitors, changing economic factors, internal financial challenges or political or public relations reasons. Any significant reduction in client demand for our services could negatively impact our business, results of operations and financial condition.

Risks Related to our Recreational Products Business

The recent financial crisis and current economic conditions may adversely affect consumer spending and the financial condition of our dealers and may significantly harm our Recreational Products business.

The usage and purchases of recreational vehicles, marine products, snowmobiles, motorcycles and ATVs depend to a significant extent upon the level of consumer spending and consumer debt and consumers’ confidence about economic conditions, changes in interest rates and in the availability and cost of gasoline. These recreational products are generally considered discretionary items. Continued adverse economic conditions and any related decrease in consumer confidence and spending may result in reduced consumer demand for discretionary items. Any decrease in consumer demand could reduce our total sales volume, limit the prices we can charge for our products and increase our inventory levels, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, we sell our recreational products to dealerships, retail stores and independent repair facilities in the upper Midwestern United States. Due to the current weakened economic conditions, the financial strength of the recreational products dealership base has declined and some dealers have gone out of business. Continued adverse economic conditions could increase the risk of failure of other dealers and retail stores that we supply, which failure could have a material adverse effect on our business, results of operations and financial condition.

Our recreational products business is seasonal and is subject to fluctuations based upon climatic conditions.

Sales of our recreational products are affected directly by the usage levels and purchases of recreational vehicles, marine products, snowmobiles, motorcycles and ATVs. The purchase and, in particular, the usage of these types of vehicles, are affected by weather conditions. As a result, sales of our recreational products business are highly susceptible to unpredictable events, and ordinarily decline in the winter months resulting in losses during these periods of the year. Additionally, unusual weather conditions in a particular season, such as unusually cold weather in the spring or summer months, can cause period-to-period fluctuations in our sales of recreational products. As a result, sales of our recreational products can fluctuate based upon unpredictable circumstances that are outside of our control.

Our recreational products business relies heavily upon vendors with which we have no long-term contracts.

We do not have long term supply contracts with our recreational products suppliers, which may adversely affect the terms on which we purchase products for resale or result in our inability to purchase products from one or more of such vendors in the future. These vendors may choose to distribute their products directly to aftermarket dealers or establish exclusive supply relationships with other distributors. Additionally, manufacturers of new recreational vehicles, marine products, snowmobiles, motorcycles and ATVs may choose to incorporate optional equipment as standard equipment on their vehicles at the time of manufacture that are similar to products available for sale to dealers by distributors such as us. In addition to decreased sales, we would encounter increased competition in our markets, or may be unable to offer certain products to our customers, upon any such changes in our relationships with our recreational products vendors.

Risks Related to SkyTel

It is possible that we may not receive all of the cash provided for in the Velocita Purchase Agreement and accordingly, we may have less cash to fund our remaining operations.

Pursuant to the Velocita Purchase Agreement, we have agreed to indemnify Velocita in certain circumstances, including if we breach our representations, warranties or covenants in the Velocita Purchase Agreement and if Velocita incurs any damages as a result of liabilities that we agreed to retain. At the closing of the transaction with Velocita, Velocita issued to us an unsecured promissory note with a principal amount of $1.5 million and a maturity date of June 13, 2009 (the “Unsecured Note”). Subsequent to the closing, Velocita issued to us an additional unsecured promissory note with a principal amount of $1.5 million as a result of a post-closing working capital adjustment, payable in installments through June 13, 2009. In certain circumstances, Velocita may be entitled to withhold from the amounts due and payable under the Unsecured Note to the extent we have not otherwise performed under our indemnification obligations under the Velocita Purchase Agreement. In the event that Velocita becomes entitled to any such indemnification under the Velocita Purchase Agreement and exercises its rights to offset such losses against the Unsecured Note, the amount of cash we have available in the future will be reduced. Accordingly, there is no guarantee that we will receive these funds.

Under the Velocita Purchase Agreement we will continue to be exposed to contingent liabilities relating to the SkyTel Business and the transaction, which could adversely affect our financial condition.

In the Velocita Purchase Agreement, we made customary representations and warranties to Velocita and agreed to indemnify Velocita for any losses from breaches of our representations, warranties or covenants that occur within certain periods after the closing, subject to certain maximum amounts. In addition, we retained all liabilities relating to the SkyTel Business that were not expressly assumed by Velocita, and must indemnify Velocita for any claims or damages arising from such retained liabilities. If we incur any such indemnification obligations, it could adversely impact our cash resources and our ability to operate and grow our other businesses.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

At December 31, 2008, we leased facilities, containing approximately 316,000 square feet. We did not own any facilities at December 31, 2008. The following table sets forth the facilities utilized by each of our business segments:

	Area in square feet (number of locations)
	Leased

Bell Techlogix	104,000	(8)
Recreational Products Group	154,000	(3)
Discontinued Operations	34,000	(1)
Corporate	24,000	(1)

	316,000	(13)

These properties are considered in good condition and suitable for their present use. Generally, our facilities are fully utilized although excess capacity exists from time to time.

The discontinued operations leased property is currently being subleased.

Item 3.	Legal Proceedings

Since 1998, we have been defending an action brought by Williams Electronics Games, Inc., et al. (“Williams”) against the Company and other defendants alleging common law fraud and several other infractions related to Williams’ purchase of electronic components at purportedly inflated prices from various electronics distributors under purported kickback arrangements during the period from 1991 to 1996. We were named defendant as successor in interest to one of the originally named defendants. Relating to this litigation, we had $1.1 million accrued prior to 2008. In August 2008, we reached an agreement with Williams to settle this matter for a lump sum payment of $900,000 and paid the amount in full and reduced the excess accrual.

On January 14, 2009, the Federal Communications Commission’s Enforcement Bureau (the “FCC”) issued a request for information to assist them in investigating allegations that we may have violated sections 1.1157, 52.17, 52.32, 54.706, 54.711, 64.604, and 64.1195 of the FCC’s rules. These rules require entities that provide interstate telecommunications services to pay annual regulatory fees; to contribute to the Universal Service Fund (“USF”) and Telecommunications Relay Services (“TRS”) Fund; to contribute to cost-recovery mechanisms for North American Numbering Plan (“NANP”) administration and Local Number Portability (“LNP”) administration; to file information as set forth on the telecommunications reporting worksheets (i.e., FCC Forms 499-A and 499-Q); and to confirm the registration of all carrier-customers (i.e., resellers).

We filed a timely response to the request explaining that, during the period covered by our response, we paid annual regulatory fees, contributed to the USF, and filed information as set forth on the telecommunications reporting worksheets. We further explained that we were not obligated to contribute to the TRS Fund or the cost-recovery mechanisms for NANP administration or LNP administration, and were not required to confirm the registration of carrier-customers or make any payments involving fees after June 13, 2008, as all obligations to make such payments were assumed by Velocita as part of the Velocita Purchase Agreement. No action has been taken against us at this time. We are unable at this time to predict the outcome of the FCC’s investigation or whether a formal action will be filed against us, to assess the likelihood of a favorable or unfavorable outcome in that event, or to estimate the amount of liability in the event of an unfavorable outcome.

We are involved in certain legal proceedings, which are incidental to our current and discontinued businesses. While the ultimate liability pursuant to these actions cannot currently be determined, we believe that the resolution of these actions will not have a material adverse effect on our results of operations, cash flows or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

On December 4, 2008, we held our annual meeting of shareholders. The results of the shareholder vote from the annual meeting are set forth below. Note the share amounts listed below have not been adjusted to reflect the one-for-twenty reverse stock split that became effective on December 24, 2008:

Proposal 1.  To elect Mr. Dale A. Booth, Mr. Clinton J. Coleman, Mr. Michael R. Parks and Mr. Mark E. Schwarz as directors;

	FOR	VOTES WITHHELD

Dale A. Booth	6,149,722	1,912,278
Clinton J. Coleman	6,147,709	1,914,291
Michael R. Parks	6,151,757	1,910,243
Mark E. Schwarz	5,768,210	2,293,790

Proposal 2.  To approve an amendment to our articles of incorporation to increase the number of our authorized shares of common stock from 35,000,000 shares to 200,000,000 shares;

FOR	AGAINST	ABSTAIN

5,253,857	2,261,058	547,085

On December 8, 2008, we filed a Certificate of Amendment with the California Secretary of State to effect this change in the authorized shares of common stock.

Proposal 3.  To approve an amendment to our bylaws to change the authorized range of number of directors of the company from not less than six (6) nor more than eleven (11) to not less than four (4) nor more than seven (7);

FOR	AGAINST	ABSTAIN

5,675,922	1,837,461	548,617

Although the votes for this proposal exceeded the votes against, because the votes against were in excess of 16 2/3% of the outstanding shares of common stock, in accordance with our bylaws, this proposal did not pass.

Proposal 4.  To approve an amendment to the Bell Industries, Inc. 2007 Stock Incentive Plan to increase the shares reserved for issuance under the Plan from 1,000,000 shares to 5,000,000 shares;

FOR	AGAINST	ABSTAIN	BROKER NONVOTES

1,574,656	1,926,336	22,664	4,538,344

This proposal did not pass.

Proposal 5.  To ratify the appointment of Crowe Horwath LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008;

FOR	AGAINST	ABSTAIN

6,218,947	1,454,590	388,463

Proposal 6.  To approve an amendment to our articles of incorporation to effect a one-for-twenty reverse stock split of our outstanding shares of common stock;

FOR	AGAINST	ABSTAIN

5,606,329	2,415,497	40,174

Proposal 7.  To approve a proposal to adjourn the meeting to a later date or dates, if necessary, to permit further solicitation of proxies in the event that there are not sufficient votes to approve the amendment to the articles of incorporation to increase the authorized shares of common stock.

FOR	AGAINST	ABSTAIN

5,089,769	2,579,774	392,457

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the Pink Sheets under the symbol “BLLI”. On April 14, 2008, we filed a Form 25 with the SEC in order to voluntarily delist our common stock from the American Stock Exchange. Our last day of trading of our common stock on the American Stock Exchange was April 23, 2008. On December 9, 2008, our board of directors approved a one-for-twenty reverse stock split. The reverse split became effective as of the close of business on December 24, 2008. All references to share and per-share data for all periods presented have been adjusted to give effect to this reverse split. The following table shows the high, low and closing market prices for our common stock on the American Stock Exchange or the Pink Sheets, as appropriate, during the eight most recent quarters.

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Year ended December 31, 2008
High	$18.80	$15.40	$4.20	$1.40
Low	12.00	1.80	1.20	0.25
Close	15.40	3.20	1.40	0.25
Year ended December 31, 2007
High	$102.20	$103.40	$75.00	$48.40
Low	72.00	69.00	34.60	16.40
Close	99.00	72.20	42.00	18.00

As of March 27, 2009 there were approximately 785 record holders of our common stock. We have not paid dividends on our outstanding shares of common stock in the last two fiscal years.

The remaining information required by Item 5 concerning securities authorized for issuance under our equity compensation plans is set forth in Item 12 “Security Ownership of Beneficial Owners and Management and Related Shareholder Matters” in this Annual Report and is incorporated herein by reference.

Item 6.	Selected Consolidated Financial Data

The following Selected Consolidated Financial Data reflects our former SkyTel and J.W. Miller divisions as discontinued operations. We completed the sale of the SkyTel division in June 2008 and the sale of the J.W. Miller division in April 2006. Share and per share data reflect the one-for-twenty reverse stock split that became effective as of the close of business on December 24, 2008.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)

Operating Results
Net revenues	$101,904	$119,918	$120,296	$122,563	$136,178
Operating loss	$(1,902)	$(11,059)	$(10,042)	$(2,924)	$(2,565)
Loss from continuing operations	$(3,405)	$(9,111)	$(7,364)	$(2,068)	$(1,960)
(Loss) income from discontinued operations, net of tax	$(962)	$(2,196)	$441	$1,269	$1,007
(Loss) gain on sale of discontinued operations, net of tax	$(500)	$(3,940)	$4,030	$—	$—
Net loss	$(4,867)	$(15,247)	$(2,893)	$(799)	$(953)
Financial Position
Working capital	$12,305	$9,983	$11,543	$18,571	$19,085
Total assets	$27,260	$62,019	$43,114	$44,353	$45,189
Long-term liabilities	$14,903	$14,387	$3,622	$4,518	$5,025
Shareholders’ equity (deficit)	$(256)	$4,783	$18,254	$20,304	$20,816
Share and Per Share Data
BASIC AND DILUTED
Loss from continuing operations	$(7.87)	$(21.09)	$(17.19)	$(4.89)	$(4.68)
(Loss) income from discontinued operations, net of tax	$(2.22)	$(5.08)	$1.03	$3.00	$2.41
(Loss) gain on sale of discontinued operations, net of tax	$(1.15)	$(9.09)	$9.41	$—	$—
Net loss	$(11.24)	$(35.29)	$(6.75)	$(1.89)	$(2.27)
Weighted average common shares (in 000’s)	433	432	428	423	419
OTHER PER SHARE DATA
Shareholders’ equity (deficit)	$(.59)	$11.07	$42.61	$47.97	$49.65
Market price — high	$18.80	$103.40	$78.00	$67.00	$74.00
Market price — low	$0.25	$16.40	$45.00	$39.60	$47.20
Financial Ratios
Current ratio	2.0	1.2	1.5	2.0	2.0
Long-term liabilities to total capitalization	101.7%	75.0%	16.6%	18.2%	19.4%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The Company bases its estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances. The Company’s actual results may differ materially from these estimates.

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

Recent Accounting Pronouncements

In September 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Upon adoption of EITF 06-4, the Company recorded a liability in the amount of $500,000 and an increase in accumulated deficit as a cumulative effect adjustment in the amount of $348,000.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective for fiscal years beginning after November 15, 2007. The Company elected not to adopt SFAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. On February 12, 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company determined that its adoption of SFAS 157 had an immaterial impact on the Company’s consolidated financial position and results of operations.

Results of Operations

The following results of operations by business segment reflect the Company’s former SkyTel division as discontinued operations. In 2008, the Company completed the sale of the SkyTel division.

Results of operations by business segment were as follows (in thousands):

	Year ended December 31,
	2008	2007

Net revenues:
Bell Techlogix
Products	$36,364	$42,633
Services	26,525	32,670

Total Bell Techlogix	62,889	75,303
Recreational Products Group	39,015	44,615

Total net revenues	$101,904	$119,918

Operating income (loss):
Bell Techlogix	$1,010	$(3,661)
Recreational Products Group	972	555
Corporate costs	(3,884)	(7,953)

Total operating loss	(1,902)	(11,059)
Gain (loss) on sale of assets	(28)	2,024
Loss on extinguishment of debt	(1,053)	—
Interest expense, net	(844)	—
Benefit from (provision for) income taxes	422	(76)

Loss from continuing operations	(3,405)	(9,111)

Discontinued operations:
Loss from discontinued operations, net of tax	(962)	(2,196)
Loss on sale of discontinued operations, net of tax	(500)	(3,940)

Loss from discontinued operations, net of tax	(1,462)	(6,136)

Net loss	$(4,867)	$(15,247)

The following summarizes comparative operating results data as a percentage of net revenues:

	Year ended December 31,
	2008	2007

Net revenues:
Products	74.0%	72.8%
Services	26.0	27.2

Total net revenues	100.0	100.0
Costs and expenses:
Cost of products sold	(60.5)	(60.5)
Cost of service provided	(18.1)	(18.5)
Selling, general and administrative	(23.3)	(30.1)
Gain on sale of assets	—	1.7
Loss on extinguishment of debt	(1.0)	—
Interest expense, net	(0.8)	—

Loss from continuing operations before income taxes	(3.8)	(7.5)
Provision for (benefit from) income taxes	0.4	(0.1)

Loss from continuing operations	(3.4)%	(7.6)%

The following summarizes other comparative operating results data:
Cost of products sold as a percentage of products revenues	81.7%	83.2%
Cost of services provided as a percentage of services revenues	69.6%	68.1%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The Company has provided a summary of its consolidated operating results for the year ended December 31, 2008 compared to the year ended December 31, 2007 followed by an overview of its business segment performance below:

Net revenues

Net revenues were $101.9 million for the year ended December 31, 2008 compared to $119.9 million for the year ended December 31, 2007, representing a decrease of $18.0 million or 15.0%. The decrease consisted of a $12.4 million decrease in net revenues in the Bell Techlogix segment and a $5.6 million decrease in net revenues in the Recreational Product Group segment during the year ended December 31, 2008.

Gross profit

Gross profit was $21.8 million, or 21.4% of net revenues, for the year ended December 31, 2008, compared to $25.1 million, or 20.9% of net revenues, for the year ended December 31, 2007. The decrease in gross profit of $3.3 million was the result of a decrease in gross profit of $2.7 million in the Bell Techlogix segment and a decrease of $0.6 million in the Recreational Products Group segment during the year ended December 31, 2008.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses were $23.7 million, or 23.3% of net revenues, for the year ended December 31, 2008, compared to $36.2 million, or 30.2% of net revenues, for the year ended December 31, 2007. The decrease in SG&A expenses of $12.5 million was the result of decreases of $7.4 million in the Bell Techlogix segment, $4.1 million in the Corporate segment and $1.0 million in the Recreational Products Group segment for the year ended December 31, 2008.

Interest and other, net

Net interest expense was $844,000 for the year ended December 31, 2008 compared to zero for the year ended December 31, 2007. The increase in net interest expense was the result of the allocation to discontinued operations of all of the Company’s $2.1 million of interest expense for the year ended December 31, 2007. The interest expense was the result of the outstanding balances under the revolving credit facility and the Convertible Note and Amended Convertible Note during 2008. This debt was issued to provide the majority of the funding for the acquisition of SkyTel on January 31, 2007.

The gain on sale of assets of $2.0 million for the year ended December 31, 2007 related to the sale of a Company owned facility in the first quarter of 2007. The loss on extinguishment of debt of approximately $1.1 million recorded for the year ended December 31, 2008 related to an amendment to the Convertible Note which, among other things, resulted in a reduction in the conversion price from $76.20 per share to $4.00 per share. The loss represented the write-off of the net balance of the beneficial conversion feature which had been recorded at issuance of the note in January 2007.

Income taxes

For the year ended December 31, 2008, the Company’s effective income tax rate was 7.7% compared to 0.5% in 2007. The income tax for each of the years ended December 31, 2008 and 2007 also included a provision for state taxes of $26,000 and $31,000, respectively. Based on continued operating losses during 2008 and other relevant factors, the Company recorded an increase of $2.4 million in the valuation allowance against net deferred tax asset balances.

Discontinued operations

In late 2007, the Company entered into letters of intent with two companies to sell its SkyTel division in two separate transactions. The Company completed the sale of the AVL Business in February 2008 and the SkyTel Business in June 2008. Accordingly, the results of the SkyTel division have been classified as discontinued operations in the accompanying consolidated financial statements. For the year ended December 31, 2008, the SkyTel division had revenues of $35.1 million and loss before income taxes of $1.5 million. The SkyTel division was acquired on January 31, 2007 and for the eleven month period ended December 31, 2007, the SkyTel division had revenues of $83.6 million and a loss net of tax of $2.2 million. For the year ended December 31, 2007, the Company recorded an estimated loss on the sale of discontinued operations (the SkyTel division), net of taxes, of $3.9 million. The Company recorded an additional loss on the sale of discontinued operations, net of taxes, of $0.5 million during the year ended December 31, 2008.

Business Segment Results

The Company operates two reportable business segments: Bell Techlogix, a provider of integrated technology product and service solutions, and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for recreational vehicles, boats, snowmobiles, motorcycles and ATVs. The Company also separately records expenses related to corporate overhead which supports the business lines. The Company’s former segment, SkyTel, has been reflected as a discontinued operation and is, therefore, not presented in this business segment results discussion.

Bell Techlogix

Bell Techlogix revenues of $62.9 million for the year ended December 31, 2008 represented a 16.5% decrease from the $75.3 million for the year ended December 31, 2007. Product revenues of $36.4 million for the year ended December 31, 2008 represented a 14.6% decrease from the $42.6 million for the year ended December 31, 2007, which was primarily the result of a $5.5 million decline in sales of a hardware product line, for which Bell Techlogix was an authorized reseller, after the departure in the third quarter of 2007 of Bell Techlogix’s sales and operations team that was dedicated to supporting this product line. Service revenues of $26.5 million for the year ended December 31, 2008 represented a 19.0% decrease from the $32.7 million for the year ended December 31, 2007. The service revenue decrease was primarily related to the termination of a significant customer contract in July

2007 at the Company’s former Springfield, Missouri call center which generated $5.8 million in service revenue in 2007.

Bell Techlogix’s operating income totaled $1.0 million for the year ended December 31, 2008 compared to an operating loss of $3.7 million for the year ended December 31, 2007. This increase was primarily attributed to the closure of the unprofitable call center in Springfield, Missouri, improved operational efficiencies on several service engagements and a significant reduction in SG&A costs since the year ended December 31, 2007. Although revenues declined by $12.4 million for the year ended December 31, 2008 versus the year ended December 31, 2007, gross profit declined only $2.7 million and SG&A expenses decreased $7.4 million. The significant decline in SG&A expenses was primarily the result of bad debt expense of $2.7 million recorded during the year ended December 31, 2007 related to recording a full reserve on the receivable from its Springfield call center customer, SunRocket, which ceased operations in July 2007 and a large number of headcount reductions both at the call center in Springfield, which was closed in July 2007, and at the Bell Techlogix divisional headquarters.

Recreational Products Group

Recreational Products Group (“RPG”) revenues of $39.0 million for the year ended December 31, 2008 represented a 12.6% decrease from the $44.6 million for the year ended December 31, 2007. This decrease was primarily related to lower sales in the marine and recreational vehicle product lines which could be attributed to a decline in general economic conditions including higher gas prices, compared to the year ended December 31, 2007.

RPG operating income totaled $972,000 for the year ended December 31, 2008 compared to $555,000 for the year ended December 31, 2007. This increase in operating income was primarily attributed to a $970,000 reduction in SG&A expenses at RPG since the year ended December 31, 2007 including reductions in headcount, freight and facility costs. Although revenues declined $5.6 million for the year ended December 31, 2008 versus the year ended December 31, 2007, gross profit margins increased from 24.6% for the year ended December 31, 2007 to 26.7% for the year ended December 31, 2008 to help offset the impact of the decline in revenues on operating income.

Corporate

Corporate overhead costs of $3.9 million for the year ended December 31, 2008 represented a 51.3% decrease from $8.0 million for the year ended December 31, 2007. The decrease in costs of $4.1 million was primarily the result of a reduction in expenses related to an environmental matter, headcount reductions and the related travel and benefits costs, closure of the Company’s former corporate headquarters in Los Angeles and reductions in marketing and telecommunications expenses. The Company also terminated its retiree medical program during 2008 which resulted in a reduction in expenses of $0.6 million. See Note 10 to the Company’s consolidated financial statements for further discussion.

Changes in Financial Condition

Liquidity and Capital Resources

Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

	December 31,
	2008	2007

Cash and cash equivalents	$3,233	$409
Net working capital	$12,305	$9,983
Current ratio	1.98	1.23
Long-term liabilities to capitalization(1)	101.7%	75.0%
Shareholders’ (deficit) equity per share	$(0.59)	$11.07
Days’ sales in receivables	50	54

(1)	Capitalization represents the sum of long-term liabilities and shareholders’ equity.

For the year ended December 31, 2008, net cash used in operating activities totaled $2.7 million, consisting of $1.2 million used in operating activities for continuing operations and $1.5 million used in operating activities for discontinued operations (the Company’s former SkyTel division). Cash used in operating activities for continuing operations was primarily the result of a loss from continuing operations of $3.4 million and a decrease in accounts payable and accrued liabilities of $6.6 million, partially offset by net non-cash expenses of $3.2 million, a decrease in accounts receivable of $3.9 million and a decrease in inventory of $1.7 million. Cash used in operating activities for discontinued operations was primarily the result of a loss from discontinued operations of $1.5 million, decreases in accounts payable and accrued liabilities of $6.0 million and an increase in prepaid expense of $1.7 million and inventory of $0.2 million, partially offset by a reduction in accounts receivable of $3.9 million and non-cash expenses of $4.0 million. Net cash provided by investing activities totaled $11.7 million, consisting of $0.3 million used in investing activities for continuing operations and $12.0 million provided by investing activities for discontinued operations. Cash used in investing activities for continuing operations consisted of $0.8 million in purchases of fixed assets partially offset by $0.5 million in proceeds from a life insurance policy. Cash provided by investing activities for discontinued operations consisted of $13.0 million in cash proceeds, including $7.0 million from the sale of the AVL Business to SkyGuard, LLC in February 2008 and $6.0 million from the sale of the SkyTel Business to Velocita in June 2008, partially offset by $1.0 million in purchases of fixed assets (primarily pagers which are rented to customers). Cash used in financing activities totaled $6.1 million, consisting of $5.8 million used in financing activities for continuing operations and $0.3 million used in financing activities from discontinued operations. Cash used in financing activities for continuing operations consisted of $4.8 million to pay down the revolving credit facility, $0.8 million for payments of floor plan payables, $0.1 million in debt acquisition costs and $0.1 million in capital lease payments. Cash used in financing activities for discontinued operations consisted of $0.3 million related to payments of capital lease obligations.

For the year ended December 31, 2007, net cash provided by operating activities totaled $6.4 million, consisting of $3.5 million used in operating activities for continuing operations and $9.9 million provided by operating activities for discontinued operations. The net cash provided by operating activities for discontinued operations was primarily the result of depreciation, amortization and accretion of $4.2 million, reductions in accounts receivable of $2.3 million and prepaid expenses of $2.4 million and an increase in accounts payable of $3.2 million partially offset by the loss from discontinued operations of $2.2 million. Net cash used in investing activities totaled $24.4 million, consisting of $1.6 million provided by investing activities for continuing operations and $26.0 million used in investing activities for discontinued operations. The $1.6 million provided by investing activities for continuing operations represented $2.9 million in proceeds from asset sales including $2.0 million from the sale of a building and $900,000 from the sale of assets at the Company’s Springfield, Missouri call center site partially offset by $1.2 million in purchases of fixed assets. The $26.0 million in cash used in investing activities for discontinued operations represented $26.9 million paid during 2007 related to the purchase of SkyTel, including the balance of the purchase price of $19.5 million (a $3.5 million deposit was paid in 2006), a working capital adjustment of $7.4 million, $7.2 million related to deal and restructuring costs, and $4.4 million in purchases of fixed assets (primarily pagers which are rented to customers) partially offset by $12.5 million in proceeds from the sale of assets, primarily related to the sale of shares of stock held by the Company in two corporations that held certain FFC licenses for the operation of broadband radio service channels to Sprint Nextel Corporation. Cash flows provided by financing activities totaled $14.8 million, consisting of net proceeds from the credit facility of $4.8 million and proceeds from the Convertible Note of $10.0 million.

Secured Credit Facility with Wells Fargo Foothill

As of December 31, 2008, the Company had no amounts outstanding under its revolving credit facility with WFF. The Company does anticipate utilizing the credit facility periodically during 2009 to fund working capital needs. The credit facility is secured by a lien on substantially all of our assets.

Additional advances under the credit facility (collectively, the “Advances”) will be available to the Company, up to the aggregate $10 million credit limit, subject to restrictions based on the borrowing base. The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the credit facility bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the greater of 3.5% or the rate of interest per annum announced from time to time by WFF as its prime rate, plus a margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the greater of 3.0%

or the LIBOR Rate (as defined in the Credit Agreement) plus a margin. The Advances made under the Credit Agreement are repayable in full on March 31, 2010. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments, the Company is obligated to pay a prepayment premium.

On March 12, 2009, we entered into Amendment Number Five to Credit Agreement and Joinder Agreement with WFF. The Fifth Amendment added our newly formed subsidiary, Bell Techlogix, Inc., as a party to the credit facility and made immaterial conforming and updating amendments.

On March 25, 2009, we entered into Amendment Number Six to Credit Agreement with WFF. The Sixth Amendment modified the block on the amount of the revolving credit facility available during 2009 to amounts ranging from $3.5 million to $6.0 million, revised the expiration date of the revolving credit facility to March 31, 2010, established a minimum prime rate of 3.5% and a minimum LIBOR rate of 3.0%, increased the margin on both prime rate and LIBOR rate loans to percentages ranging from 4.0% to 4.5% and revised the financial profitability and capital expenditure covenants for the year ended December 31, 2009.

Convertible Note Held By Newcastle

On January 31, 2007, the Company issued to Newcastle a convertible subordinated pay-in-kind promissory note with a principal amount of $10.0 million in order to complete the financing of the Company’s acquisition of SkyTel. The Convertible Note was amended and restated on June 13, 2008. The Amended Convertible Note is secured by a second priority lien on substantially all of the Company’s assets. The outstanding principal balance and/or accrued but unpaid interest on the Amended Convertible Note is convertible at any time by Newcastle into shares of our common stock at a conversion price of $4.00 per share (the “Conversion Price”), subject to adjustment. The Amended Convertible Note accrues interest at 4% per annum, subject to adjustment in certain circumstances, which interest accretes as principal on the Amended Convertible Note as of each quarterly interest payment date. In connection with execution of the Amended Convertible Note, and subject to certain conditions, the Company has agreed to appoint such number of director designees of Newcastle such that Newcastle’s designees constitute 50% of the then outstanding current members of the Company’s board of directors (or, if the number of members of the board of directors is an odd integer, such number of Newcastle designees equal to the lowest integer that is greater than 50% of the then outstanding members). The Company also has the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Amended Convertible Note in cash at a higher interest rate (8%) following January 31, 2009 if the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price. The Amended Convertible Note matures on January 31, 2017. The Company has the right to prepay the Amended Convertible Note at an amount equal to 105% of outstanding principal after January 31, 2010 so long as a weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price ($8.00). As of December 31, 2008, the outstanding principal balance and accrued but unpaid interest on the Convertible Note was $11.4 million.

On March 25, 2009, we entered into Amendment Number One to the Amended Convertible Note. The First Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2009.

The Company believes that sufficient cash resources exist for the foreseeable future to support its operations and commitments through cash generated by operations, collection of the final amounts due from the sale of the SkyTel Business and advances under the credit facility with WFF. Management continues to evaluate its options in regard to obtaining additional financing to support future growth.

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

We have audited the accompanying consolidated balance sheets of Bell Industries, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bell Industries, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Crowe Horwath LLP

Indianapolis, Indiana
March 27, 2009

BELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year ended December 31,
	2008	2007

Net revenues:
Products	$75,379	$87,248
Services	26,525	32,670

Total net revenues	101,904	119,918

Costs and expenses:
Cost of products sold	61,606	72,553
Cost of services provided	18,459	22,244
Selling, general and administrative	23,741	36,180
Interest expense, net	844	—
(Gain) loss on sale of assets	28	(2,024)
Loss on extinguishment of debt	1,053	—

Total costs and expenses	105,731	128,953

Loss from continuing operations before provision for (benefit from) income taxes	(3,827)	(9,035)
Provision for (benefit from) income taxes	(422)	76

Loss from continuing operations	(3,405)	(9,111)

Discontinued operations:
Loss from discontinued operations, net of tax	(962)	(2,196)
Loss on sale of discontinued operations, net of tax	(500)	(3,940)

Loss from discontinued operations, net of tax	(1,462)	(6,136)

Net loss	$(4,867)	$(15,247)

Share and per share data
Basic and diluted:
Loss from continuing operations	$(7.87)	$(21.09)
Loss from discontinued operations	(3.37)	(14.20)

Net loss	$(11.24)	$(35.29)

Weighted average common shares outstanding	433	432

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$3,233	$409
Accounts receivable, less allowance for doubtful accounts of $791 and $730, respectively	8,096	12,304
Inventories, net	8,770	10,323
Prepaid expenses and other current assets	1,819	1,982
Notes receivable	3,000	—
Assets held for sale	—	27,814

Total current assets	24,918	52,832

Fixed assets, at cost:
Leasehold improvements	915	1,167
Computer equipment and software	8,247	8,163
Furniture, fixtures and other	3,756	4,851

Total fixed assets	12,918	14,181
Less accumulated depreciation and amortization	(11,443)	(12,225)

Fixed assets, net	1,475	1,956

Assets held for sale	—	5,000
Other assets	867	2,231

Total assets	$27,260	$62,019

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Floor plan payables	$291	$1,064
Revolving credit facility	—	4,775
Accounts payable	7,189	10,438
Accrued payroll	1,462	1,639
Other accrued liabilities	3,671	5,849
Liabilities associated with assets held for sale	—	19,084

Total current liabilities	12,613	42,849
Convertible note	10,840	8,969
Other long-term liabilities	4,063	5,418

Total liabilities	27,516	57,236

Commitments and contingencies
Shareholders’ equity (deficit):
Preferred stock:
Authorized — 1,000,000 shares, outstanding — none
Common stock:
Authorized — 10,000,000 and 1,750,000 shares, respectively; outstanding — 433,416 and 432,511 shares, respectively	35,495	34,983
Accumulated deficit	(35,751)	(30,536)
Accumulated other comprehensive income	—	336

Total shareholders’ equity (deficit)	(256)	4,783

Total liabilities and shareholders’ equity (deficit)	$27,260	$62,019

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands)

				Accumulated
				other	Total
	Common stock		Accumulated	comprehensive	shareholders’
	Shares	Amount	deficit	income	equity

Balance at January 1, 2007	429,661	$33,400	$(15,421)	$275	$18,254
Employee stock plans	2,850	123			123
Stock-based compensation		310			310
Employee benefit plan				61	61
Adoption of FIN 48			132		132
Beneficial conversion feature, net of tax		1,150			1,150
Net loss			(15,247)		(15,247)

Balance at December 31, 2007	432,511	$34,983	$(30,536)	$336	$4,783
Stock-based compensation		150			150
Employee benefit plan				(336)	(336)
Fractional shares issued in 1-for-20 reverse stock split	905
Beneficial conversion feature, net of tax		362			362
Adoption of EITF 06-4, net of tax			(348)		(348)
Net loss			(4,867)		(4,867)

Balance at December 31, 2008	433,416	$35,495	$(35,751)	$—	$(256)

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(4,867)	$(15,247)
Loss from discontinued operations, net of tax	962	2,196
Loss on sale of discontinued operations, net of tax	500	3,940
Adjustments to reconcile net loss to net cash used in operating activities for continuing operations:
Loss (gain) on sale of assets	28	(2,024)
Gain on termination of retiree medical plan	(336)	—
Depreciation, amortization and accretion	1,636	2,041
Stock-based compensation	47	208
Non-cash interest expense	607	1,198
Provision for losses on accounts receivable, net	348	2,734
Provision for losses on inventory	(199)	172
Loss on extinguishment of debt	1,053	—
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	3,860	1,776
Inventories	1,752	(948)
Accounts payable	(3,249)	128
Accrued payroll	(177)	(286)
Accrued liabilities and other	(3,186)	534

Net cash used in operating activities for continuing operations	(1,221)	(3,578)
Net cash provided by (used in) operating activities for discontinued operations	(1,470)	9,960

Net cash provided by (used in) operating activities	(2,691)	6,382

Cash flows from investing activities:
Purchases of fixed assets and other	(842)	(1,430)
Proceeds from life insurance policy	488	—
Proceeds from sale of assets	11	3,026

Net cash provided by (used in) investing activities for continuing operations	(343)	1,596
Net cash provided by (used in) investing activities for discontinued operations	12,000	(26,043)

Net cash provided by (used in) investing activities	11,657	(24,447)

Cash flows from financing activities:
Net (repayments) borrowings under revolving credit facility	(4,775)	4,775
Proceeds from issuance of convertible note	—	10,000
Debt acquisition costs	(130)	(823)
Net (payments) proceeds of floor plan payables	(773)	851
Employee stock plans	—	122
Principal payments on capital leases	(129)	(88)

Net cash provided by (used in) financing activities for continuing operations	(5,807)	14,837
Net cash provided by (used in) financing activities for discontinued operations	(335)	—

Net cash provided by (used in) financing activities	(6,142)	14,837

Net increase (decrease) in cash and cash equivalents	2,824	(3,228)
Cash and cash equivalents at beginning of period	409	3,637

Cash and cash equivalents at end of period	$3,233	$409

Supplemental cash flow information:
Interest paid	$363	$742
Income taxes paid	$12	$54
Capital lease obligations incurred (including discontinued operations)	$263	$1,727

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Accounting Policies

Principles of consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated.

Cash and cash equivalents — The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Revenue recognition and receivables — Revenues are recognized when persuasive evidence of an arrangement exists, shipment of products has occurred or services have been rendered, the sales price charged is fixed or determinable, and the collection of the resulting receivable is reasonably assured. The following summarizes the underlying terms of sales arrangements at each of the Company’s reporting segments:

Bell Techlogix

Product sales terms provide that title and risk of loss are passed to the customer at the time of shipment. These sales terms have been enforced with customers. An order or a signed agreement is required for each transaction. Products are typically shipped directly to customers from suppliers. In some instances, products are shipped to customers out of the Company’s facilities. The Company’s primary distribution supplier represented approximately 42% and 50% of technology product purchases during the years ended December 31, 2008 and 2007, respectively. Services revenues are primarily derived through support services from recurring engagements. Support services are typically rendered separate from product sales. Revenues from these services are typically under contract and are billed periodically, usually monthly, based on fixed fee arrangements, per incident or per resource charges, or on a cost plus basis. Revenue recognition from support services does not require significant management estimates. Revenue is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21 for arrangements that include multiple deliverables, primarily product sales that include deployment services. The delivered items are accounted for separately, provided that the delivered item has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. For such arrangements, product sales and deployment services are accounted for separately in accordance with EITF Issue No. 00-21.

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

Recreational Products Group (RPG)

RPG’s sales terms provide that title and risk of loss are passed to the customer at the time of shipment. These sales terms have been enforced with RPG’s customers. Sales terms are communicated in each of RPG’s product catalogues, which are widely distributed to customers. An order is required for each transaction. Products are shipped to customers based on their proximity to each of RPG’s three distribution facilities. Delivery is fulfilled through either common carriers, local shipping companies or in the case of same day deliveries to local customers, through Company-owned or leased vehicles.

Concentrations of credit risk with respect to trade receivables are generally limited due to the large number and general dispersion of trade accounts, which constitute the Company’s customer base. During 2008 and 2007, the Company had one Bell Techlogix customer that accounted for approximately 9% and 11% of consolidated net revenues, respectively. At December 31, 2008 and 2007 this customer accounted for approximately 10% and 18% of consolidated accounts receivable, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses and such losses have been within these estimates. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Inventories — Inventories, consisting primarily of finished goods, are stated at the lower of cost (determined using weighted average and first-in, first-out methods) or market (net realizable value). The Company periodically reviews inventory items and overall stocking levels to ensure that adequate reserves exist for inventory deemed obsolete or excessive. Inventory reserves totaled $476,000 and $675,000 at December 31, 2008 and 2007, respectively.

Shipping and handling costs — Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned and leased delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $3.6 million and $4.2 million for the years ended December 31, 2008 and 2007, respectively. These costs are included within selling, general and administrative expenses in the Consolidated Statements of Operations.

Deferred catalog and advertising costs — The Company capitalizes the direct costs of producing its RPG product catalogs. Upon completion of each catalog, the production costs are amortized over the expected net sales period of one year. Deferred catalog costs totaled approximately $75,000 and $69,000 at December 31, 2008 and 2007, respectively. Total consolidated advertising costs, which are expensed as incurred and including amortized catalog production costs, totaled approximately $160,000 and $199,000 for the years ended December 31, 2008 and 2007, respectively.

Vendor rebates — The Company receives rebates from certain vendors. Rebates are deemed earned based on meeting volume purchasing or other criteria established by the vendor. These amounts are recorded at the time the requirements are considered met or at the time that the credit is received from the vendor if collectibility risks or other issues exist.

Deferred financing costs — Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the effective interest rate method over the life of the debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Interest expense relating to the amortization of the deferred financing costs allocated to discontinued operations amounted to $50,000 and $374,000 for the years ended December 31, 2008 and 2007, respectively. Interest expense related to the amortization of the deferred financing costs included within interest expense in the Consolidated Statement of Operations totaled $242,000 for the year ended December 31, 2008.

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

Income taxes — The Company accounts for income taxes following the provisions of SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), which requires recording income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of net deferred tax assets. See Note 8 of the Notes to Consolidated Financial Statements.

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

Retiree medical program — The Company accounts for its postretirement medical obligations in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” The Company contributed a defined amount towards medical coverage to qualifying employees who were employed prior to January 1, 1998. The Company’s plan was terminated effective December 31, 2008. See Note 10 of the Notes to Consolidated Financial Statements.

Life insurance — The Company accounts for its endorsement split dollar life insurance policies in accordance with EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The Company records the policies at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Comprehensive income (loss) — Comprehensive loss is the same as net loss for all periods presented.

Stock-based compensation — The Company from time to time, grants stock options for a fixed number of shares to certain employees and directors. The Company recognizes compensation expense for share-based payment transactions in the financial statements at their fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award).

Per share data — Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the weighted average number of common shares potentially issuable for dilutive securities such as stock options and warrants and convertible debt. The weighted average number of common shares outstanding for each of the years ended December 31, 2008 and 2007 (which reflects the one-for-twenty reverse stock split that became effective on December 24, 2008) is set forth in the following table (in thousands):

	2008	2007

Basic weighted average shares outstanding	433	432
Potentially dilutive stock options and convertible debt	141	133
Anti-dilutive due to net loss in period	(141)	(133)

Diluted weighted average shares outstanding	433	432

For each of the years ended December 31, 2008 and 2007, the number of stock option shares not included in the table above, because the impact would have been anti-dilutive, was 26,750 and 22,000, respectively.

On January 31, 2007, the Company issued a $10 million convertible note at a conversion price of $76.20 per share. The convertible note was amended and restated on June 13, 2008 and the conversion price was reduced to $4.00 per share. See Note 7 of the Notes to Consolidated Financial Statements.

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

New Pronouncements — In September 2006, the EITF reached a consensus on EITF 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Upon adoption of EITF 06-4, the Company recorded a liability in the amount of $500,000 and an increase in accumulated deficit as a cumulative effect adjustment in the amount of $348,000.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective for fiscal years beginning after November 15, 2007. The Company elected not to adopt SFAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. On February 12, 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company determined that its adoption had an immaterial impact on the Company’s consolidated financial position or results of operations.

Note 2 —	Sale of Assets

During February 2007, the Company completed the sale of a building. The net proceeds from this sale totaled approximately $2.0 million, and the gain on disposition is included in gain of sale of assets in the Consolidated Statement of Operations for the year ended December 31, 2007.

Note 3 —	Acquisition and Sale of SkyTel Division

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

In connection with the acquisition, the Company assessed and formulated a plan related to the future integration of SkyTel into the Company. The Company accrued estimates for certain costs, related primarily to personnel reductions, tower lease terminations and facility closures, anticipated at the date of acquisition, in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Adjustments to these estimates were made throughout the year ended December 31, 2007 as the plans were finalized.

On October 15, 2007, the Company sold its shares of stock (the “Shares”) in two corporations that held certain FCC licenses for the operation of broadband radio service channels to Sprint Nextel Corporation. The aggregate consideration for the Shares was approximately $13.5 million in cash, with approximately $943,000 payable to the Company eighteen months after closing (April 15, 2009) after certain indemnification obligations have been met.

During the fourth quarter of 2007, the Company committed to a plan to sell the SkyTel division and entered into letters of intent with two parties to sell the SkyTel division in two separate transactions. On February 14, 2008, the Company completed the sale of the SkyGuard and FleetHawk product lines to SkyGuard, LLC for $7.0 million in cash. On June 13, 2008, the Company completed the sale of the remainder of the SkyTel business to Velocita Wireless, LLC (“Velocita”) for total consideration of $7.5 million, consisting of $3.0 million in cash at closing, a $3.0 million secured note payable thirty days after closing and a $1.5 million unsecured note payable on the one year anniversary of the closing. Subsequent to the closing, Velocita agreed to pay the Company a working capital adjustment of $1.5 million, payable in installments through June 15, 2009. The proceeds have and will continue be used to pay down outstanding balances on the Company’s credit facility and to provide working capital for the Company’s continuing operations.

Upon closing of the transactions, the Company no longer has any significant involvement and no longer generates cash flows from SkyTel operations. Therefore, at December 31, 2007, the SkyTel division was reflected as assets held for sale in the Consolidated Balance Sheets. The SkyTel division was also reflected as discontinued operations in the Consolidated Statements of Operations and Cash Flows for the years ended December 31, 2008 and 2007. Summarized financial information in the Consolidated Statements of Operations for the discontinued SkyTel operations for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007

Net revenues	$35,088	$83,619
Loss before income taxes	(1,462)	(6,136)
Provision for income taxes	—	—

Loss from discontinued operations, net of tax	$(1,462)	$(6,136)

In presenting discontinued operations, corporate overhead expenses have not been allocated to discontinued operations. Interest expense was allocated to discontinued operations based upon the anticipated proceeds or debt balance attributable to those operations. For the years ended December 31, 2008 and 2007, interest expense of $657,000 and $2.3 million, respectively, was allocated to discontinued operations. Income taxes have been allocated to discontinued operations in accordance with SFAS 109, with intraperiod tax allocation resulting in no tax provision being provided given the Company’s full valuation allowance on its deferred tax assets.

For the years ended December 31, 2008 and 2007, approximately $2.8 million and $872,000, respectively of depreciation and amortization was not expensed due to the cessation of such expense upon the SkyTel division being classified as held for sale.

Note 4 —	Floor Plan Arrangements

The Company finances certain inventory purchases through floor plan arrangements with various finance companies. The aggregate amount of outstanding floor plan obligations ranged between $155,000 and $1.2 million during 2008 and between $113,000 and $3.3 million during 2007. The outstanding amounts are payable in 15 to 45 days. The arrangements are generally subsidized by the product manufacturers and are interest free if amounts are paid within the specified terms.

Note 5 —	Stock Repurchase Program

In July 2001, the Board of Directors authorized a stock repurchase program of up to 50,000 shares of the Company’s outstanding common stock. The common stock can be repurchased in the open market at varying prices depending on market conditions and other factors. No shares were repurchased by the Company during the years ended December 31, 2008 and 2007. As of December 31, 2008, 21,619 shares remained available for repurchase.

Note 6 —	Stock Plans

In May 2007, the Company’s shareholders approved the 2007 Stock Incentive Plan (the “2007 Plan”) which provides for the issuance of common stock to be available for purchase by employees, consultants and non-employee directors of the Company. Options available for grant under the 2001 Stock Option Plan (the “2001 Plan”) at the time of the shareholder approval are now available under the 2007 Plan. Options outstanding have terms of between five and ten years, vest over a period of up to four years and were issued at a price equal to or greater than fair market value of the shares on the date of grant.

During January 2007, pursuant to an employment agreement, an employee received non-qualified option grants to purchase 6,250 shares of common stock at grant prices equal to or higher than fair market value of the shares on the date of grant. These options have a term of ten years, vest over a period of four years and provide for accelerated vesting if there is a change of control (as defined in the employment agreement). These options are standalone grants and were not granted from the 2001 Plan or 2007 Plan.

The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years. Stock-based compensation expense totaled $47,000 and $208,000 for the years ended December 31, 2008 and 2007, respectively.

The weighted average fair value at the grant date for options issued during the year ended December 31, 2007 was $1.40 per option. The fair value of options at the grant date was estimated using the following assumptions during the year ended December 31, 2007: (a) no dividend yield on the Company’s stock, (b) expected stock price volatility of approximately 38% to 45%, (c) a risk-free interest rate of approximately 4.7% to 5.0% , and (d) an expected option term of 2.9 to 6.0 years. No options were granted during the year ended December 31, 2008.

The following summarizes stock option activity during the two years ended December 31, 2008:

			Weighted
		Weighted	average
		average	remaining
		exercise	contractual term	Aggregate
	Shares	price	(in years)	intrinsic value

Outstanding at December 31, 2006	96,650	85.80
Granted	13,750	90.00
Exercised	(2,850)	42.80
Canceled or expired	(52,900)	100.60

Outstanding at December 31, 2007	54,650	$74.80	6.4	$—
Granted	—	—
Exercised	—	—
Canceled or expired	(27,900)	60.38

Outstanding at December 31, 2008	26,750	$89.84	4.1	$—

Exercisable at December 31, 2008	20,300	$83.31	3.4	$—

The following summarizes non-vested stock options as of December 31, 2007 and changes through the year ended December 31, 2008:

		Weighted
		average
		grant date
	Shares	fair value

Non-vested at December 31, 2007	28,040	$22.45
Granted	—	—
Vested	(6,350)	24.53
Canceled	(15,240)	21.09

Non-vested at December 31, 2008	6,450	$21.90

The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $140,000. The total fair value of shares vesting during the years ended December 31, 2008 and 2007 was approximately $156,000 and $305,000, respectively. As of December 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $96,000 which is expected to be recognized over a weighted average period of approximately 1 year. As of December 31, 2008, there were 42,500 shares of common stock available for issuance pursuant to future stock option grants under the 2007 Plan.

Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”) 37,500 shares were authorized for issuance to the Company’s employees. Eligible employees may purchase Company stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At December 31, 2008, 20,973 shares were available for future issuance under the ESPP.

Note 7 —	Debt

On January 31, 2007, the Company secured financing to complete the SkyTel acquisition by entering into (i) a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc. (“WFF”), as administrative agent, pursuant to which WFF provided the Company with a revolving line of credit with a maximum credit amount of $30.0 million (the “Revolving Credit Facility”); and (ii) a purchase agreement with Newcastle Partners, L.P. (“Newcastle”) pursuant to which the Company issued and sold in a private placement to Newcastle a convertible subordinated pay-in-kind promissory note (the “Convertible Note”) in the principal amount of $10.0 million.

Revolving Credit Facility

Pursuant to the Credit Agreement, the Company borrowed approximately $10.3 million in the form of an initial advance under the Revolving Credit Facility (the “Initial Advance”). The proceeds of the Initial Advance, together with existing cash on hand and the funds received pursuant to the sale of the Convertible Note, were used to finance the acquisition of SkyTel as well as related fees and expenses. Additional advances under the Revolving Credit Facility (collectively, the “Advances”) will be available to the Company, subject to restrictions based on the Borrowing Base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the greater of 3.5% or the rate of interest per annum announced from time to time by WFF as its prime rate in effect at its principal office in San Francisco, California, plus a margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the greater of 3.0% or the LIBOR Rate (as defined in the Credit Agreement) plus a margin. The Advances made under the Credit Agreement are repayable in full on March 31, 2010. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. The Credit Agreement includes certain covenants related to profitability and capital expenditures. In connection with the Credit Agreement, on January 31, 2007, the Company entered into a security agreement with WFF, pursuant to which the Company granted WFF a security interest in and a lien against certain assets of the Company. As of December 31, 2008, there were no amounts outstanding under the revolving credit facility.

On August 13, 2007, the Company entered into Amendment Number Two to Credit Agreement, Consent and Waiver (the “Second Amendment”) with WFF. The Second Amendment amended the profitability covenants for the nine month period ended September 30, 2007 and the twelve month period ended December 31, 2007, blocked $10.0 million of the total Revolving Credit Facility and blocked $6.0 million of the amount of the Revolving Credit Facility available at any time to the Company.

On April 11, 2008, the Company entered into Amendment Number Three to Credit Agreement (the “Third Amendment”) with WFF to give effect to the sale of the SkyTel division. The Third Amendment resulted in the modification of the calculation of the profitability covenants to exclude the results of the SkyTel division and amended the minimum profitability covenants as of December 31, 2007 and each of the four quarters during the year ended December 31, 2008.

On June 13, 2008, in connection with the sale of the remainder of the SkyTel business to Velocita, the Company entered into Amendment Number Four to Credit Agreement, Consent and Partial Release Agreement (the “Fourth Amendment”), with WFF. The Fourth Amendment reduced the maximum revolver amount to $10.0 million from $20.0 million ($30.0 million Revolving Credit Facility with $10.0 million blocked per the Second Amendment), reduced the block on the amount of the Revolving Credit Facility available at any time from $6.0 million to $3.5 million for the period from August 1 through December 31, 2008 and revised the capital expenditure covenants for the years ended December 31, 2008 through 2012.

On March 12, 2009, we entered into Amendment Number Five to Credit Agreement and Joinder Agreement with WFF (the “Fifth Amendment”). The Fifth Amendment added the Company’s newly formed subsidiary, Bell Techlogix, Inc., as a party to the Revolving Credit Facility and made immaterial conforming and updating amendments.

On March 25, 2009, we entered into Amendment Number Six to Credit Agreement (the “Sixth Amendment”) with WFF. The Sixth Amendment modified the block on the amount of the Revolving Credit Facility available during 2009 to amounts ranging from $3.5 million to $6.0 million, revised the expiration date of the revolving credit facility to March 31, 2010, established a minimum prime rate of 3.5% and a minimum LIBOR rate of 3.0%, increased the margin on both prime rate and LIBOR rate loans to percentages ranging from 4.0% to 4.5% and revised the financial profitability and capital expenditure covenants for the year ended December 31, 2009.

Convertible Note

Through June 13, 2008, the outstanding principal balance and accrued but unpaid interest on the Convertible Note was convertible at any time by Newcastle into shares of common stock of the Company at a conversion price of $76.20 per share, subject to adjustment. The Convertible Note accrued interest at 8%, subject to adjustment in certain circumstances, which interest accreted as principal on the Convertible Note as of each quarterly interest payment date beginning March 31, 2007. The Company also had the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Convertible Note in cash at a higher interest rate following the first anniversary if the weighted average market price of the Company’s common stock is greater than 200% of the conversion price ($152.40 per share). The Convertible Note matures on January 31, 2017. The Company had the right to prepay the Convertible Note at an amount equal to 105% of outstanding principal following the third anniversary of the issuance of the Convertible Note so long as a weighted average market price of the Company’s common stock was greater than 150% of the conversion price ($114.40 per share). In connection with the purchase of the Convertible Note, the Company and Newcastle also entered into a registration rights agreement pursuant to which Newcastle was granted demand and piggyback registration rights in respect of shares of common stock that may be issued under the Convertible Note. In March 2007, the Company granted Newcastle a second priority lien in certain assets of the Company in order to secure the obligations under the Convertible Note.

As this debt was convertible at the option of Newcastle at a beneficial conversion rate of $76.20 per share (closing market price of the Company’s common stock as of January 31, 2007 was $89.80 per share), the embedded beneficial conversion feature was recorded as a debt discount with the credit charged to shareholders’ equity, net of tax, and amortized using the effective interest method over the life of the debt in accordance with EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”.)

On June 13, 2008, the Company and Newcastle entered into the Second Amended and Restated Convertible Promissory Note (the “Amended Convertible Note”) with a principal amount of $11.1 million (which represented the original $10.0 million note plus payment-in-kind interest accreted as additional principal and accrued interest through June 13, 2008.) The Amended Convertible Note reflects a reduction in the conversion price from $76.20 per share down to $4.00 per share (subject to adjustment) and a reduction in the interest rate from 8% to 4% per annum. On or after January 31, 2010, the Company has the right to prepay the Amended Convertible Note at an amount equal to 105% of the outstanding principal following the third anniversary of the issuance of the Convertible Note so long as a weighted average market price of the Company’s common stock is greater than 200% of the conversion price ($8.00 per share). As a result of the amendment, the remaining balance of the beneficial conversion feature recorded when the note was originally issued on January 31, 2007, net of income taxes, was written off resulting in a loss on extinguishment of debt of approximately $1.1 million. As the Amended Convertible Note is convertible at the option of Newcastle at a beneficial conversion rate of $4.00 per share (closing market price of the Company’s common stock as of June 13, 2008 was $4.20 per share), the embedded beneficial conversion feature was recorded as a debt discount with the credit charged to shareholders’ equity, net of tax, and amortized using the effective interest method over the life of the debt in accordance with EITF 00-27.

On March 25, 2009, we entered into Amendment Number One to the Amended Convertible Note (the “First Amendment to Note”). The First Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2009.

A summary of the Convertible Note through extinguishment at June 13, 2008 and the Amended Convertible Note and debt discount and activity through December 31, 2008 was as follows (in thousands):

Convertible note at December 31, 2007	$8,969
Beneficial conversion feature	(36)
Accretion of beneficial conversion feature	44
Accrued interest	405
Extinguishment of debt	(9,382)
Amended Convertible note at June 13, 2008	11,137
Beneficial conversion feature	(569)
Accretion of beneficial conversion feature	24
Accrued interest	248

Convertible note at December 31, 2008	$10,840

Total interest expense recorded on the Convertible Note and the Amended Convertible Note, including accretion of beneficial conversion feature, during the years ended December 31, 2008 and 2007 was approximately $721,000 and $885,000, respectively.

Note 8 —	Income Taxes

The income tax provision (benefit) charged (credited) to continuing operations was as follows (in thousands):

	2008	2007

Current
Federal	$(396)	$49
State	(26)	27

	$(422)	$76

The following is a reconciliation of the federal statutory tax rate to the effective tax rate:

	2008	2007

Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(0.5)	0.2
Change in valuation allowance against net deferred tax assets	33.6	33.8
Nondeductible items, FIN 48 and other, net	(6.8)	0.5

Effective tax rate	7.7%	0.5%

Deferred tax balances were comprised of the following (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Discontinued operations	$—	$2,787
Net operating loss carryforwards	11,551	6,360
Accrued environmental and legal	1,186	1,335
Employee benefit accruals	163	120
Accrued deal costs	358	—
Stock-based and deferred compensation	514	560
Deferred rent	266	318
Intangibles	151	302
Receivables allowance	283	453
Inventory reserves	258	351
Other	117	81

	14,847	12,667

Deferred tax liabilities:
Prepaid items	(203)	(159)
Depreciation and amortization	(8)	13
Other	(143)	(374)

Net deferred tax balance before valuation allowance	14,493	12,147

Valuation allowance	(14,493)	(12,147)

Net deferred tax balance after valuation allowance	$—	$—

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

As of January 1, 2008, the Company had $396,000 of unrecognized tax benefits (which include interest of $126,000) largely related to federal income tax matters. As of December 31, 2008, the entire FIN 48 liability was recognized as the matters were resolved prior to this date. This recognition affected the Company’s effective tax rate.

The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits (in thousands):

Balance as of January 1, 2008	$396
Tax positions related to current year:
Additions	—
Tax positions related to prior years:
Settlements	(396)
Additions	—

Balance as of December 31, 2008	$—

The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions. The Company remains subject to examination by taxing authorities in the jurisdictions the Company has filed returns for years after 2004. During the year ended December 31, 2008, the Company settled the 2002 IRS examination. The Company had $126,000 accrued for interest in its Consolidated Balance Sheet as of December 31, 2007, all of which was reversed in the Consolidated Statement of Operations upon settlement of this liability as of December 31, 2008.

The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

At December 31, 2008 the Company had available unused net operating losses of $29.0 million that may be applied against future taxable income and that expire from 2023 to 2028. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. At December 31, 2008 the Company had a full valuation allowance against the Company’s net deferred tax assets.

Note 9 —	Employee Benefit and Deferred Compensation Plans

The Company has a qualified, trusteed, savings and profit sharing plan for eligible employees. The Company’s matching contributions and discretionary contributions to the plan, as determined by the Board of Directors, were $109,000 and $32,000 during the years ended December 31, 2008 and 2007, respectively.

The Company has deferred compensation plans available for certain officers and other key employees. Income from these plans was $5,000 during the year ended December 31, 2008 and expenses associated with these plans was $19,000 during the year ended December 31, 2007.

Note 10 —	Retiree Medical Program

Through December 31, 2008, the Company provided postretirement medical coverage for qualifying employees who were employed prior to January 1, 1998. The estimated liability for postretirement medical benefits included in other long-term liabilities in the Consolidated Balance Sheet at December 31, 2007, totaled $323,000. In July 2008, the Company notified participants in the Retiree Medical Plan that, effective December 31, 2008, the Retiree Medical Plan was being terminated. The termination of the Retiree Medical Plan eliminates any future obligation of the Company to provide cost sharing benefits to current or future retirees. The termination was accounted for under the provisions of SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” resulting in a gain of $607,000, representing the reversal of a $275,000 accrued retiree medical liability and $332,000 in accumulated other comprehensive income, which was recognized as a reduction to selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

Note 11 —	Environmental Matters

The reserve for environmental matters primarily relates to the cost of monitoring and remediation efforts, which commenced in 1998, related to a former leased site of the Company’s Electronics System Division (“ESD”). The ESD operation was closed in late 1992. The project involves a water table contamination clean up process, including monitoring and extraction wells. The Company has fully cooperated with the California Regional Water Quality Control Board (“CRWQCB”) to remediate groundwater contamination at the site. At this time, there are no administrative orders or sanctions against the Company.

In late 2003, the CRWQCB required testing for several “emergent chemicals,” which are compounds only recently identified as potential groundwater contaminants. During testing in 2004, one of these emergent chemicals, “1-4 Dioxane,” was found at the site. This substance was used as a stabilizing agent in the solvents that were used at ESD. A detailed groundwater investigation was performed in 2004 to determine the extent of this contaminant and the plume in general. This investigation revealed that the existing groundwater plume was significantly larger than previously estimated. Additional remediation, including the installation of new groundwater extraction wells, took place during 2007 and 2008, and such work will continue in 2009 and beyond.

The Company obtained a cost cap insurance policy, which expired in November 2008, to cover a portion of the remediation costs. The policy was in the amount of $4.0 million and payments under the policy started after the Company had expended a $1.9 million self insured retention. At December 31, 2008 all $4.0 million has been paid out under the policy.

At December 31, 2008 total future undiscounted remediation costs were reassessed and are estimated to be approximately $3.0 million. At December 31, 2008, approximately $700,000 (estimated current portion) is included in accrued liabilities and $2.3 million (estimated non-current portion) is included in other long-term liabilities in the Consolidated Balance Sheets. At December 31, 2007, estimated future undiscounted remediation costs totaled approximately $3.7 million ($1.6 million current and $2.1 million non-current). Given the inherently uncertain nature of environmental remediation, it is possible that the estimated liability for future remediation and related costs will be subject to revision.

Note 12 —	Litigation

Since 1998, we have been defending an action brought by Williams Electronics Games, Inc., et al. (“Williams”) against the Company and other defendants alleging common law fraud and several other infractions related to Williams’ purchase of electronic components at purportedly inflated prices from various electronics distributors under purported kickback arrangements during the period from 1991 to 1996. The Company was named defendant as successor in interest to one of the originally named defendants. Related to this litigation, the Company had $1.1 million accrued prior to 2008. In August 2008, the Company reached an agreement with Williams to settle this matter for a lump sum payment of $900,000 and paid the amount in full and reduced the excess accrual.

Other litigation:  The Company is involved in certain legal proceedings, which are incidental to its current and discontinued businesses. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes that the resolution of these actions will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Note 13 —	Commitments and Contingencies

At December 31, 2008, the Company had operating leases on certain of its facilities and equipment expiring in various years through 2013. Under certain operating leases, the Company is required to pay property taxes, insurance and other costs relative to the property. Rent expense is recognized on a straight-line basis for leases that include free rent periods or have escalating rental payments. Rent expense under operating leases during the years ended December 31, 2008 and 2007 was approximately $1.6 million and $2.6 million, respectively.

The Company entered into capital leases related to technology systems and vehicles, included in Computer equipment and software and Furniture, fixtures and Other in the Consolidated Balance Sheets. The following is a summary of fixed assets held under capital leases (in thousands):

December 31
2008

Computer equipment and software	$254
Furniture, fixtures and other	9
Less accumulated amortization	(94)

$169

Amortization expense during the year ended December 31, 2008 relating to capital leases totaled $94,000, and is included in selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

Minimum annual rentals on operating leases for the five years subsequent to 2008 are as follows (in thousands):

Operating
leases

2009	$2,403
2010	2,048
2011	1,841
2012	1,303
2013	319

$7,914

Minimum annual rentals on capital leases subsequent to 2008 are as follows (in thousands):

Capital
leases

2009	$136
2010	43
2011	3

Net minimum lease payments	182
Less: Amount representing interest(1)	(48)

Present value of net minimum lease payments(2)	$134

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

(2)	Included in current other accrued liabilities and other long term accrued liabilities in the amounts of $119,000 and $15,000, respectively, in the Consolidated Balance Sheet at December 31, 2008.

Note 14 —	Related Party Transactions

Newcastle is a private investment firm and one of the Company’s largest shareholders. Mr. Mark E. Schwarz, the Chairman of the Company’s Board of Directors, serves as the General Partner of Newcastle, through an entity controlled by him. On July 13, 2007, Clinton J. Coleman, a Vice President of Newcastle, was appointed Interim Chief Executive Officer of the Company. Under the supervision of our Board of Directors (other than Mr. Schwarz and Mr. Coleman), members of management, with the assistance of counsel, negotiated the terms of Newcastle’s Convertible Note and Amended Convertible Note directly with representatives of Newcastle (see Note 7). After final negotiations concluded, the Company’s Board of Directors, excluding Mr. Schwarz and Mr. Coleman, approved the Newcastle transactions. Mr. Schwarz and Mr. Coleman did not participate in any of the Board of Directors’ discussions regarding the Newcastle transactions or the votes of the Board of Directors to approve the same.

Note 15 —	Business Segment and Related Information

As of December 31, 2008, the Company had two reportable business segments: Bell Techlogix, a provider of integrated technology product and service solutions, and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for recreational vehicles, boats, snowmobiles, motorcycles and ATVs. The Company also separately records expenses related to corporate overhead which supports the business lines. The Company’s former segment, SkyTel, has been reflected as a discontinued operation and, therefore, is not presented. Each operating segment offers unique products and services and has separate management. The accounting policies of the segments are the same as described in Note 1.

The following is summarized financial information for the Company’s reportable segments (in thousands):

	Year ended
	December 31,
	2008	2007

Net revenues:
Bell Techlogix
Products	$36,364	$42,633
Services	26,525	32,670

	62,889	75,303
Recreational Products Group	39,015	44,615

	$101,904	$119,918

Operating income (loss):
Bell Techlogix	$1,010	$(3,661)
Recreational Products Group	972	555
Corporate	(3,884)	(7,953)

	(1,902)	(11,059)
Gain (loss) on sale of assets	(28)	2,024
Loss on extinguishment of debt	(1,053)	—
Interest expense, net	(844)	—

Loss from continuing operations before income taxes	$(3,827)	$(9,035)

Depreciation and amortization:
Bell Techlogix	$1,315	$1,559
Recreational Products Group	116	262
Corporate	205	220

	$1,636	$2,041

Total assets:
Bell Techlogix	$6,494	$10,448
Recreational Products Group	11,184	13,557
Corporate	5,646	5,200
Discontinued operations	3,936	32,814

	$27,260	$62,019

Capital expenditures:
Bell Techlogix	$758	$1,294
Recreational Products Group	22	132
Corporate	62	34
Discontinued operations	1,000	4,471

	$1,842	$5,931

Note 16 —	Subsequent Events

On March 12, 2009, the Company entered into Amendment Number Five to Credit Agreement and Joinder Agreement with WFF. The Fifth Amendment added the Company’s newly formed subsidiary, Bell Techlogix, Inc., as a party to the credit facility and made immaterial conforming and updating amendments.

On March 25, 2009, the Company entered into Amendment Number Six to Credit Agreement with WFF. The Sixth Amendment modified the block on the amount of the revolving credit facility available during 2009 to amounts ranging from $3.5 million to $6.0 million, revised the expiration date of the revolving credit facility to March 31, 2010, established a minimum prime rate of 3.5% and a minimum LIBOR rate of 3.0%, increased the margin on both prime rate and LIBOR rate loans to percentages ranging from 4.0% to 4.5% and revised the financial profitability and capital expenditure covenants for the year ended December 31, 2009.

On March 25, 2009, the Company entered into Amendment Number One to the Amended Convertible Note. The First Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2009.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charge to		Balance
	beginning	costs and		at end of
Description	of period	expenses	Deductions	period

Year ended December 31, 2008:
Allowance for doubtful accounts	$730	$434	$373	$791
Inventory reserves	675	(199)		476
Deferred tax valuation allowance	12,147	2,346		14,493

	$13,552	$2,581	$373	$15,760

Year ended December 31, 2007:
Allowance for doubtful accounts	$547	$2,734	$2,551	$730
Inventory reserves	567	236	128	675
Deferred tax valuation allowance	6,331	5,816		12,147

	$7,445	$8,786	$2,679	$13,552

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. The Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Bell Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management (with the participation and under the supervision of the Company’s principal executive and principal financial officers) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation and the criteria in Internal Control — Integrated Framework issued by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

On March 12, 2009, we entered into Amendment Number Five to Credit Agreement and Joinder Agreement with WFF (the “Fifth Amendment”). The Fifth Amendment added our newly formed subsidiary, Bell Techlogix, Inc., as a party to the credit facility with WFF and made immaterial conforming and updating amendments.

On March 25, 2009, we entered into Amendment Number Six to Credit Agreement (the “Sixth Amendment”) with WFF. The Sixth Amendment modified the block on the amount of the revolving credit facility available during 2009 to amounts ranging from $3.5 million to $6.0 million, revised the expiration date of the revolving credit facility to March 31, 2010, established a minimum prime rate of 3.5% and a minimum LIBOR rate of 3.0%, increased the margin on both prime rate and LIBOR rate loans to percentages ranging from 4.0% to 4.5% and revised the financial profitability and capital expenditure covenants for the year ended December 31, 2009.

On March 25, 2009, we entered into Amendment Number One to the Amended Convertible Note (the “First Amendment to Note”). The First Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2009.

PART III

Item 10.	Director, Executive Officers and Corporate Governance

Information Regarding Directors

Biographical summaries and ages of our directors as of March 26, 2009 are set forth below. There is no family relationship among any of our directors or executive officers.

Mark E. Schwarz, age 48, has been a director of our company since February 2000 and Chairman of the board of directors since September 2004. Since 1993, Mr. Schwarz has served as General Partner, directly or through entities that he controls, of Newcastle Capital Management, L.P., a private investment firm. Since December 2001, Mr. Schwarz has been the Managing Member of Newcastle Capital Group, L.L.C., the general partner of Newcastle Capital Management, L.P. Mr. Schwarz currently serves as Chairman of the board of directors of Hallmark Financial Services, Inc., a property-and-casualty insurance holding company, of Pizza Inn, Inc., a franchisor of and distributor to a chain-wide system of pizza restaurants, and of Wilhelmina International, Inc., a model and talent management company. Mr. Schwarz presently serves as a director of MedQuist, Inc., a medical transcription technology and services provider, SL Industries, Inc., a power supply and power motion products manufacturer, and Nashua Corporation, a specialty paper, label and printing supplies manufacturer and several privately held companies.

Michael R. Parks, age 46, has been a director of our company since June 2000. Since 1992, Mr. Parks has been Chief Executive Officer of The Revere Group, an NTT Data company, a business and technology consulting company. Mr. Parks presently serves on the boards of True Partners (privately held company) and The Revere Group.

Clinton J. Coleman, age 31, has been a director of our company since January 2007 and currently serves as our Interim Chief Executive Officer. He is also a Vice President of Newcastle Capital Management, L.P., the general partner of Newcastle. Mr. Coleman has also recently served as Interim Chief Financial Officer of Pizza Inn, Inc. between July 2006 and January 2007. Prior to joining Newcastle, Mr. Coleman served as a portfolio analyst with Lockhart Capital Management, L.P., an investment partnership, from October 2003 to June 2005. From March 2002 to October 2003 he served as an associate with Hunt Investment Group, L.P., a private investment group. Previously, Mr. Coleman was an associate director with the Mergers & Acquisitions Group of UBS. Mr. Coleman is also a director of Pizza Inn, Inc., Nashua Corporation and several privately held companies.

Dale A. Booth, age 50, joined our board of directors in September 2008. Since 2004, Mr. Booth has served as the Managing Member of Booth Partners, L.L.C., a private investment and consulting firm. From May 2007 to December 2008 he was Executive Chairman and Chief Executive Officer of SensorLogic Inc., a leading provider of wireless data management and connectivity solutions. Prior to that Mr. Booth served as President and Chief Executive Officer of privately held NextiraOne LLC between 2004 and 2007. From 2003 to 2004 Mr. Booth served as President and Chief Executive Officer of publically held Daisytek International and from 2000 to 2003 he served as Chairman and Chief Executive Officer of privately held Enginex Networks, Inc. Mr. Booth presently serves on the boards of Virgin Islands Telephone Company Inc., and LineSider Technologies Inc. He previously served as a director of publicly held Riverstone Networks Inc. and privately held Telcove Inc.

Mr. James Lawson served as a director, Chairman of the audit committee and as a member of the compensation committee and nominating committee through December 4, 2008.

Under the terms of an agreement between Newcastle and us dated June 13, 2008, so long as Newcastle either (a) beneficially owns more than 50% of the shares of our outstanding common stock (including any common stock issuable upon conversion of the Amended Convertible Note or (b) greater than 50% of the initial principal amount of the Amended Convertible Note remains outstanding, we agree to appoint to our board a number of designees of Newcastle constituting 50% of the then outstanding board members (or, if the number of members of the board of directors is an odd integer, such number of designees that is the lowest integer that is greater than 50% of our outstanding board members). In addition, pursuant to a purchase agreement between Newcastle and us dated January 31, 2007, so long as Newcastle beneficially owns at least 5% of our outstanding common stock, Newcastle is entitled to designate two members to our board of directors. Newcastle’s two designees are Messrs. Schwarz and Coleman.

Information Regarding Executive Officers

All of our executive officers serve at the discretion of the board. The persons listed below are our executive officers:

Name	Age	Positions with our Company

Clinton J. Coleman	31	Interim Chief Executive Officer
Kevin J. Thimjon	42	President and Chief Financial Officer

Biographical information regarding Mr. Thimjon is set forth below. Mr. Coleman’s biographical information is set forth above.

Kevin J. Thimjon, age 42, was appointed our Executive Vice President and Chief Financial Officer on January 8, 2007. Mr. Thimjon was promoted to President and Chief Financial Officer in February 2008. Mr. Thimjon previously served from 2004 as Chief Financial Officer of the Systems Integration business unit of Stanley Security Solutions, Inc., a division of The Stanley Works, an S&P 500 company. From 2002 until 2004, Mr. Thimjon served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of ISR Solutions, Inc., a privately held integrator of sophisticated physical security solutions, which was acquired by Stanley Security Solutions, Inc. From 1995 until 2001, Mr. Thimjon served in various finance leadership roles for U.S. Office Products Company, a multi-national supplier of office products and business services. Prior to 1995, Mr. Thimjon was an Audit Manager at Price Waterhouse LLP. Mr. Thimjon is a certified public accountant.

Section 16(a) Reporting Compliance

Section 16 of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% shareholders were met during the year ended December 31, 2008.

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

Waivers to the Code of Ethics may be granted only by the board. In the event that the board grants any waivers of the elements listed above to any of our officers, we expect to announce the waiver on a Current Report on Form 8-K within four business days following the date of the waiver. Our Code of Ethics is available without charge, upon written request sent to Bell Industries, Inc., Attention Secretary, at the address set forth on the cover page of this Form 10-K and is available on our website at www.bellind.com.

Board Committees

The board has established an audit committee, a compensation committee and a nominating committee. Other committees may be established by the board from time to time. In determining the independence of our directors and of each member of our committees, we utilize the independence standards of the American Stock Exchange (“AMEX”). Our common stock had been listed on the AMEX until April 23, 2008. These independence standards are applied consistently to all directors and committee members. Following is a description of the audit committee and its composition.

Audit Committee.  Our audit committee currently consists of three directors: Messrs. Booth (chairman), Schwarz and Parks. Mr. Coleman served on our audit committee until he was appointed our Interim Chief Executive Officer in July 2007. The board has determined that:

•	Mr. Booth qualifies as an “audit committee financial expert,” as defined by the SEC; and

•	all members of the audit committee (i) are “independent” under the AMEX independence standards, (ii) other than Mr. Schwarz, meet the criteria for independence as set forth in the Exchange Act, (iii) have not participated in the preparation of our financial statements at any time during the past three years and (iv) are financially sophisticated as such term is defined in the American Stock Exchange Company Guide. Mr. Schwarz is not independent as a result of his affiliation with Newcastle.

The audit committee is governed by a charter, which was adopted by the board and is available on our website at www.bellind.com. Among other things, the charter calls upon the audit committee to:

•	oversee our auditing, accounting and control functions, including having primary responsibility for our financial reporting process;

•	monitor the integrity of our financial statements to ensure the balance, transparency and integrity of published financial information;

•	monitor our outside auditors independence, qualifications and performance;

•	monitor our compliance with legal and regulatory requirements; and

•	monitor the effectiveness of our internal controls and risk management system.

It is not the duty of the audit committee to determine that our financial statements are complete and accurate and are in accordance with generally accepted accounting principles. Our management is responsible for preparing our financial statements, and our independent registered public accounting firm is responsible for auditing those financial statements. Our audit committee does, however, consult with management and our independent registered public accounting firm prior to the presentation of financial statements to shareholders and, as appropriate, initiates inquiries into various aspects of our financial affairs. In addition, the audit committee is responsible for retaining, evaluating and, if appropriate, recommending the termination of our independent registered public accounting firm and approving professional services provided by them. The audit committee met four (4) times during 2008.

Compensation Committee.  Our compensation committee consists of three members: Messrs. Schwarz (chairman), Booth and Parks. The board has determined that:

•	all members of the compensation committee qualify as “independent” under the AMEX independence standards;

•	all members of the compensation committee, other than Mr. Schwarz, qualify as “non-employee directors” under Rule 16b-3 of the Exchange Act; and

•	all members of the compensation committee qualify as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The compensation committee is governed by a charter, which was adopted by the board and is available on our website at www.bellind.com. Among other things, our compensation committee determines the compensation of the Chief Executive Officer, reviews and approves compensation for all other executive officers as presented by the Chief Executive Officer, reviews and makes recommendations with respect to incentive compensation plans and equity-based plans, and provides oversight and guidance for compensation and benefit programs for all of our employees. The compensation committee does not use the services of any external consultant in determining either executive or director compensation. The compensation committee met one time during 2008.

Nominating Committee.  Our nominating committee consists of three members: Messrs. Parks (chairman), Booth and Schwarz. The board has determined that all members of the nominating committee qualify as “independent” under the AMEX independence standards. The nominating committee is governed by a charter that was adopted by the board and is available on our website at www.bellind.com. Among other things, our nominating committee identifies individuals qualified to become board members and recommends to the board the nominees for election to the board. The nominating committee met one time during 2008.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

This section of the Form 10-K explains our compensation for the persons who served as our Chief Executive Officer (our principal executive officer) and President and Chief Financial Officer (our principal financial officer) during our fiscal year ended December 31, 2008. We refer to the foregoing individuals collectively in this Form 10-K as our named executive officers. We have elected to use the “smaller reporting company” rules issued by the SEC regarding the disclosure of executive compensation. Under these rules, we are providing executive compensation disclosure for our named executive officers, the Summary Compensation Table for two years, the Outstanding Equity Awards at Fiscal Year End Table, the Director Compensation Table and certain narrative disclosures.

Summary Compensation Table

The following table shows the cash and non-cash compensation awarded to or earned by our named executive officers during fiscal years 2008 and 2007. Other than the individuals named below, we did not have any other executive officers during fiscal year 2008. Columns have been omitted from the table when there has been no compensation awarded to, earned by or paid to either of the named executive officers required to be reported in that column.

					All Other
Name and				Option	Compensation	Total
Principle Position	Year	Salary ($)	Bonus ($)(3)	Awards ($)(4)	($)(5)	($)

Clinton J. Coleman	2008	250,000	—	—	12,000	262,000
Interim Chief Executive Officer(1)	2007	116,346	—	—	11,000	127,346
Kevin J. Thimjon	2008	265,000	85,000	—	2,080	352,080
President and Chief Financial Officer(2)	2007	201,923	—	69,479	129	271,531

(1)	Mr. Coleman was appointed Interim Chief Executive Officer as of July 13, 2007 and is paid at an annual rate of $250,000.

(2)	Mr. Thimjon was appointed as our Chief Financial Officer as of January 8, 2007 and promoted to President and Chief Financial Officer on February 14, 2008.

(3)	Represents a discretionary bonus paid to Mr. Thimjon in connection with his performance in 2007, which bonus was subject to the closing of our sale of the SkyTel division. The bonus was paid to Mr. Thimjon in 2008 after the closing of our transaction with Velocita.

(4)	Represents the dollar amount of equity compensation cost recognized for financial reporting purposes with respect to stock option awards in 2008, computed in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), excluding the impact of estimated forfeitures for service-based vesting conditions. The methodology and assumptions used in the valuation of stock option awards are included in Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

(5)	For Mr. Coleman, the amounts in this column represent the director fees paid to Mr. Coleman during 2008 and 2007, respectively. For Mr. Thimjon, these amounts in this column represent our matching contributions under the Bell Industries’ Employees’ Savings and Profit Sharing Plan during 2008 and 2007, respectively.

Narrative Disclosure To Summary Compensation Table

Employment Agreements or Arrangements

Clinton J. Coleman.  Mr. Coleman’s employment with us during 2007 and 2008 was not subject to an employment agreement. During 2008, Mr. Coleman was paid at annual base salary rate of $250,000. His current annual base salary is $250,000.

Kevin J. Thimjon.  On January 5, 2007, we entered into an employment letter with Mr. Thimjon pursuant to which Mr. Thimjon is employed as our Chief Financial Officer and Principal Financial Officer for a term of two years, beginning January 8, 2007, subject to certain termination rights. In 2007, Mr. Thimjon received an annual base salary of $210,000. On February 14, 2008, we amended the employment letter to promote Mr. Thimjon to President and Chief Financial Officer of the Company and to increase his annual base salary to $275,000.

Material Terms of Bonus Awards

Pursuant to his employment agreement, Mr. Thimjon is eligible to earn an annual performance award of up to 50% of his base salary upon the achievement of performance objectives and other factors determined by the compensation committee. Following the end of each fiscal year, the compensation committee determines the bonus award by considering the degree to which our financial performance met or exceeded the performance objectives and any other subjective factors that the compensation committee believes are relevant for the determination of bonuses.

In 2008, Mr. Thimjon also received a discretionary bonus, which is reflected in the “Bonus” column of the Summary Compensation Table, based on his performance in 2007. This bonus was subject to our sale of SkyTel, which occurred in 2008.

Material Terms of Option Awards

Upon Mr. Thimjon’s appointment as our Chief Financial Officer in January 2007, we issued to Mr. Thimjon non-qualified stock options to purchase 6,250 shares of our common stock. The terms of such stock options are as set forth in the Outstanding Equity Awards at Fiscal Year End Table.

Additional Compensation Disclosure

Savings and Profit Sharing Plan

We established the Bell Industries’ Employees’ Savings and Profit Sharing Plan (the “PSP”) in 1973 under which both employees and we may make contributions. The PSP will continue until terminated by the board. The board determines our contribution to the PSP in its discretion. For the fiscal year ended December 31, 2008, we contributed $109,000 in matching contributions to the PSP.

Change of Control Arrangements

Under our employment letter with Mr. Thimjon, in the event Mr. Thimjon’s employment is terminated by us without Cause (as such term is defined in the employment letter) or if Mr. Thimjon resigns for Good Reason (as such term is defined in the employment letter), we must pay him a severance amount equal to six months of his then current base annual salary, payable in one lump sum, an additional 20% of any unvested stock options held by him will vest and shall remain exercisable with respect to the vested portion for a period of forty-five days and we must provide certain health insurance benefits for the shorter of six months or the date he becomes eligible to receive group health coverage under another employer’s plan. In the event Mr. Thimjon’s employment is terminated by us without Cause or if Mr. Thimjon resigns for Good Reason within 12 months of a Change of Control (as such term is defined in the employment letter), we must pay him a severance amount equal to one year of his then current base annual salary plus full annual bonus, payable in one lump sum, all of the unvested stock options held by him will vest and shall remain exercisable with respect to the vested portion for a period of forty-five days and the Company must provide certain health insurance benefits for the shorter of one year or the date he becomes eligible to receive group health benefits under another employer’s plan. Under the employment letter, Mr. Thimjon is subject to restrictive covenants regarding non-disclosure of confidential information, non-competition and non-solicitation of our employees and consultants.

Indemnification Agreements

In addition to the indemnification provisions contained in our articles of incorporation and bylaws, we have entered into separate indemnification agreements with each of our directors and executive officers. These agreements require us, among other things, to indemnify each such director and executive officer against all costs, charges, expenses (including legal or other professional fees), damages or liabilities incurred by such individual arising out of, in connection with, or incidental to, any action, suit, demand, proceeding, investigation or claim by reason of such individual’s status or service as a director or executive officer, regardless of whether sustained or incurred by reason of the individual’s negligence, default, breach of duty or failure to exercise due diligence. However, we will not indemnify such director or executive officer under these agreements if it is proved that such individual’s failure to act constituted a breach of his fiduciary duties as a director and such breach of those duties involved intentional misconduct, fraud or a knowing violation of law. The agreements also require us to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

Outstanding Equity Awards at Fiscal Year End Table

The following table shows the unexercised stock options held at the end of fiscal year 2008 by our named executive officers. Columns have been omitted from the table where there is no outstanding equity awards required to be reported in that column.

	Option Awards
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option	Option
Name	Options (#) Exercisable	Options (#) Unexercisable	Exercise Price ($)	Expiration Date

Clinton J. Coleman	—	—	—	—
Kevin J. Thimjon(1)	1,000	1,500	76.60	1/8/17
	500	750	80.00	1/8/17
	500	750	120.00	1/8/17
	500	750	160.00	1/8/17

(1)	Each of these option grants were made as non-qualified option grants. The grants were not issued under any shareholder approved option or equity incentive plan; however, they were issued as inducement grants under the applicable rules of the AMEX. Each of these grants becomes exercisable in increments of an additional 20% of the total number of shares underlying such options on January 8, 2009, January 8, 2010 and January 8, 2011.

DIRECTOR COMPENSATION

Directors are compensated for serving on the board and board committees through quarterly cash payments and options to purchase shares of our common stock. The Chairman of the Board receives annual cash compensation of $24,000 and each director receives annual cash compensation of $12,000 payable on a quarterly basis for serving on the board and board committees. Starting in 2009, the Chairman of the audit committee will receive total annual cash compensation of $17,000, payable on a quarterly basis.

Director Compensation Table

The following table shows the compensation of the members of our board, other than Mr. Coleman, during fiscal year 2008. The compensation earned by Mr. Coleman for his service as a director is reported in the “All Other Compensation” column of our Summary Compensation Table. Columns have been omitted from the table when there has been no compensation awarded to, earned by or paid to any of the members of our board required to be reported in that column.

	Fees Earned or
Name	Paid in Cash ($)	Total ($)

Mark E. Schwarz(1)	24,000	24,000
L. James Lawson(2)	12,000	12,000
Michael R. Parks(1)	12,000	12,000
Dale A. Booth(3)	4,000	4,000

(1)	At December 31, 2008, 1,250 stock options were outstanding for each of Messrs. Schwarz and Parks.

(2)	Mr. Lawson served on the board until December 4, 2008.

(3)	Mr. Booth has served on the board since September 5, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of March 26, 2009, there were approximately 433,416 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our named executive officers, (iii) each person who is known to us to beneficially own more than 5% of our common stock and (iv) all of our directors and executive officers as a group. The number of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of March 26, 2009 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

	Number of Shares	Percent
Beneficial Owner(1)	Beneficially Owned	of Class

Directors and Executive Officers
Kevin J. Thimjon(2)	2,500	*
Mark E. Schwarz(3)	2,890,515	88.2%
Michael R. Parks(4)	1,750	*
Clinton J. Coleman	—	—
Dale A. Booth	—	—
All Directors and Executive Officers as a Group (5 Persons)(5)	2,894,765	88.2%
5% Shareholders
Royce & Associates, LLC(6)	38,160	8.8%
Berlin Financial, Ltd.(7)	22,693	5.2%
Newcastle Capital Management, L.P.(8)	2,888,765	88.1%

*	Less than 1%

(1)	Each of our directors and executive officers may be reached at 8888 Keystone Crossing, Suite 1700, Indianapolis, Indiana 46240.

(2)	Includes 2,500 shares issuable pursuant to currently exercisable stock options.

(3)	Includes 1,250 shares issuable pursuant to currently exercisable stock options. Includes 42,524 shares held by Newcastle Partners, L.P. for which Mr. Schwarz disclaims beneficial ownership. Includes 2,846,241 shares issuable pursuant to the Amended Convertible Note for which Mr. Schwarz disclaims beneficial ownership.

(4)	Includes 1,250 shares issuable pursuant to currently exercisable stock options.

(5)	Includes 5,000 shares issuable pursuant to currently exercisable stock options and 2,846,241 shares issuable pursuant to the Amended Convertible Note.

(6)	Based on Schedule 13G/A filed on January 22, 2008 by Royce & Associates, LLC, an investment advisor, whose address is 1414 Avenue of the Americas, New York, New York 10019.

(7)	Based on Schedule 13G filed on July 17, 2007 by Berlin Financial, Ltd., an investment advisor, whose address is 1325 Carnegie Ave. Cleveland, OH 44115.

(8)	Based on Schedule 13D/A filed on March 17, 2009 by Newcastle Capital Management, L.P. and its affiliates, whose address is 200 Crescent Court, Suite 1400, Dallas, Texas 75201.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008, regarding compensation plans approved by shareholders and not approved by shareholders:

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance
	to be Issued upon		Weighted-Average	Under Equity
	Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants, and Rights		Warrants, and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by shareholders	12,750		$77.16	42,500
Equity compensation plans not approved by shareholders	14,000	(1)	$97.09	—

Total	26,750		$87.59	42,500

(1)	Shares issued under equity compensation plans not approved by shareholders include (i) options granted under our 2001 Stock Option Plan to purchase 7,750 shares of our common stock; and (ii) options to purchase 6,250 shares granted to Mr. Thimjon under his employment agreement, as an inducement for him to join the Company. See Item 11 “Executive Compensation” of this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review of Related Person Transactions

We do not have a written policy for reviewing transactions between the Company and our directors and executive officers, their immediate family members and entities with which they have a position or relationship; however, we adhere to certain general procedures to determine whether any such related person transaction impairs the independence of a director or presents a conflict of interest on the part of a director or executive officer.

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

Related Person Transactions

As we are currently a “smaller reporting company” within the meaning of Regulation S-K of the Exchange Act, Item 404 of Regulation S-K requires disclosure of any transaction, since the beginning of our 2007 fiscal year or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which a related person had or will have a direct or indirect material interest. The term “related person” is defined in Item 404 and includes our directors, nominees for director, executive officers and each of their respective immediate family members, as well as any person that beneficially owns more than 5% of any class of our voting stock and each such person’s immediate family members, where applicable.

Related Party Transactions in 2007

On January 31, 2007, we issued the Convertible Note to Newcastle pursuant to a purchase agreement. Under the purchase agreement, we granted Newcastle certain governance and related rights so long as Newcastle beneficially owns at least 5% of our outstanding common stock, including the right to designate two members to the board and a pre-emptive right to acquire additional securities in the event we propose to issue any additional securities. We also agreed to exempt Newcastle from any stockholder rights plan that may be adopted in the future and exempted Newcastle from certain notice provisions with respect to shareholder meetings and nominations of directors, as set forth in our bylaws. In connection with the purchase of the Convertible Note, we and Newcastle also entered into a registration rights agreement, pursuant to which Newcastle was granted demand and piggyback registration rights in respect of shares of common stock that may be issued under the Convertible Note. As security for our obligations under the Convertible Note, Newcastle holds a subordinated security interest in substantially all of our assets. Mr. Schwarz, the Chairman of the board of directors, indirectly controls Newcastle. In addition, Mr. Coleman, a member of our board and our current interim Chief Executive Officer, is an employee of Newcastle, although Mr. Coleman was not a member of our board of directors at the time of the issuance. Because of Mr. Schwarz’s position with Newcastle, we determined that the transaction represented a related party transaction. The transaction was approved by the members of our board of directors, other than Mr. Schwarz.

Related Party Transactions in 2008

On June 13, 2008, we completed the sale of substantially all of the assets related to our SkyTel Business to Velocita. In addition to other customary conditions to the closing of the transaction with Velocita, the consents of our secured lenders was required under the terms of the Velocita Purchase Agreement. Newcastle requested substantial modifications to the terms of its Convertible Note as consideration for its consent to the transaction with Velocita, which represented the sale of a substantial portion of the collateral securing our debt to Newcastle under the Convertible Note.

Accordingly, we entered into a Waiver and Amendment Agreement and the Amended Convertible Note with Newcastle. The amendment included: (i) a reduction to the conversion price of the Amended Convertible Note from $76.20 per share to $4.00 per share; (ii) reduction to the interest rate on the Amended Convertible Note to 4% per annum from 8%; and (iii) the right to appoint 50% of the members of our board of directors (or, if we have an odd number of directors, a number of directors constituting a simple majority of the board) so long as (a) Newcastle has beneficial ownership of more than 50% of our outstanding common stock (taking into account common stock convertible under the Amended Convertible Note) or (b) greater than 50% of the outstanding principal on the Amended Convertible Note remains outstanding. We also have the option (subject to the consent of our senior lenders) to pay interest on the outstanding principal balance of the Amended Convertible Note in cash at a higher interest rate, following the second anniversary of the issuance of the Amended Convertible Note if the weighted average market price is greater than 200% of the conversion price. Upon a change of control (as defined in the Amended Convertible Note), Newcastle may require us to repurchase the Amended Convertible Note at a premium price.

Because Mr. Schwarz and Mr. Coleman are affiliated with Newcastle, we determined that the proposed modifications to the Convertible Note represented a related party transaction. As such, the members of our board of directors that were not affiliated with Newcastle formed a special committee to review, analyze and approve the Amended Convertible Note.

Director Independence

The board has determined that each of Messrs. Booth, Parks and Schwarz has no material relationship with our company which would interfere with the exercise of independent judgment as a director, which is consistent with the AMEX director independence standards. As discussed under Item 10 “Directors, Executive Officers and Corporate Governance” in this Annual Report, in determining the independence of our directors and of each member of our committees, we utilize the independence standards of the AMEX. Clinton J. Coleman does not meet the aforementioned independence standards because he is the Interim Chief Executive Officer of our company.

Item 14.	Principal Accountant Fees and Services

Crowe Horwath LLP, previously doing business as Crowe Chizek and Company LLC, (“Crowe Horwath”) was engaged by the Audit Committee to act as our independent registered public accounting firm for the fiscal year ended December 31, 2008. Crowe Horwath has served as our independent auditors since November 19, 2007. Effective November 15, 2007, BKD, LLP (“BKD”) resigned as our independent registered public accounting firm. The decision to change independent registered public accounting firms was approved by the Audit Committee.

Audit Fees

We incurred the following fees for services performed by Crowe Horwath, BKD, PricewaterhouseCoopers LLP (“PwC”) and Grobstein, Horwath & Company LLP in 2008 and 2007.

			Audit
		Audit	Related	Tax	All Other	Total
Firm	Year	Fees ($)	Fees ($)	Fees ($)	Fees ($)	($)

Crowe Horwath(1)	2008	250,000	35,250	18,252	—	303,502
	2007	309,000	—	—	—	309,000
BKD(2)	2008	—	—	—	—	—
	2007	232,225	—	5,000	—	237,225
PwC(3)	2008	—	—	—	—	—
	2007	—	180,000	—	—	180,000
Grobstein, Horwath & Company LLP(4)	2008	—	—	—	—	—
	2007	—	12,500	—	—	12,500

(1)	For the years ended December 31, 2008 and 2007, Crowe Horwath billed us an aggregate of $205,000 and $309,000, respectively, for professional services in connection with the audit of our consolidated financial statements. In addition, Crowe Horwath billed us an aggregate of $45,000 for professional services in connection with the reviews of our consolidated interim financial statements included in our Quarterly Report on Form 10-Q for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008. For the year ended December 31, 2008, Crowe Horwath billed us an aggregate of $15,000 for professional services rendered for audit-related services related to our 401(k) plan and $20,250 for professional services related to the audit of discontinued operations and the Amended Convertible note. Crowe Horwath also billed us $18,252 related to professional services rendered for the review of our federal and state income tax returns during the year ended December 31, 2008.

(2)	For the year ended December 31, 2007, BKD billed us $79,725 for professional services in connection with reviews of our consolidated interim financial statements included in our Quarterly Report on Form 10-Q for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007 and $152,500 for their audit of the financial statements required in connection with our acquisition of SkyTel in 2007. BKD also billed us $5,000 related to professional services rendered for review of tax matters related to the acquisition of SkyTel in 2007.

(3)	For the year ended December 31, 2007, PwC billed us an aggregate of $180,000 for professional services rendered in connection with due diligence and advisory services related to mergers and acquisitions.

(4)	For the year ended December 31, 2007, Grobstein, Horwath & Company LLP billed us an aggregate of $12,500 for professional services rendered for audit-related services related to our 401(k) plan.

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

(a)1. Financial Statements:

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included under Item 8 of this Annual Report on Form 10-K.

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
Clinton J. Coleman
Interim Chief Executive Officer

Date: March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Mark E. Schwarz Mark E. Schwarz	Director and Chairman of the Board

/s/ Clinton J. Coleman Clinton J. Coleman	Interim Chief Executive Officer (Principal Executive Officer) Director

/s/ Kevin J. Thimjon Kevin J. Thimjon	President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Dale A. Booth Dale A. Booth	Director

/s/ Michael R. Parks Michael R. Parks	Director

EXHIBIT INDEX

Exhibit
Number		Description

2	.	Agreement and Plan of Merger, dated as of November 26, 1996, among the Registrant, ME Acquisitions, Inc., and Milgray Electronics, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated January 7, 1997)
3	.a.	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-B dated March 22, 1995, as amended)
3	.b	Restated By-laws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-B dated March 22, 1995, as amended)
4	.	Specimen of Registrant’s Common Stock certificates (incorporated by reference to Exhibit 5 of Amendment Number 1 of the Registrant’s Form 8-B filed January 15, 1980)
10	.a.	Form of Indemnity Agreement between the Registrant and its executive officers and directors (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-B dated March 22, 1995, as amended)
10	.b	Agreement for Wholesale Financing, dated as of May 11, 2001, between the Registrant and Deutsche Financial Services Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001)
10	.c.	Amended and Restated Agreement for Wholesale Financing, dated as of July 18, 2002, between the Registrant and IBM Credit Corporation (incorporated by reference to Exhibit 10.r of the Registrant’s Annual Report on Form 10-K dated December 31, 2004)
10	.d.	Amendment to Agreement for Wholesale Financing, dated as of December 12, 2003, between the Registrant and GE Commercial Distribution Finance Corporation (formerly known as Deutsche Financial Corporation) (incorporated by reference to Exhibit 10.v of the Registrant’s Annual Report on Form 10-K dated December 31, 2004)
10	.e.	Letter Agreement, dated as of May 11, 2004, between the Registrant and IBM Credit LLC (formerly IBM Credit Corporation) (incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2004)
10	.f.	Asset Purchase Agreement, dated as of November 10, 2006, between SkyTel Corp. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 10, 2006)
10	.g.	Amendment No. 1 to the Asset Purchase Agreement, dated as of November 16, 2006, between SkyTel Corp. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 16, 2006)
10	.h.	Credit Agreement, dated as of January 31, 2007, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2007)
10	.i.	Amendment Number Two to Credit Agreement, Consent and Waiver, dated August 13, 2007, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated August 13, 2007)
10	.j.	Amendment Number Three to Credit Agreement, dated April 11, 2008, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 11, 2008)
10	.k.	Amendment Number Four to Credit Agreement, Consent and Partial Release, dated June 13, 2008, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 13, 2008)
10	.l.	Amendment Number Five to Credit Agreement and Joinder Agreement, dated March 12, 2009, between the Registrant and Wells Fargo Foothill, Inc.
10	.m.	Amendment Number Six to Credit Agreement, dated March 25, 2009, between the Registrant and Wells Fargo Foothill, Inc.
10	.n.	$10,000,000 Amended and Restated Convertible Promissory Note, dated March 12, 2007, issued by the Registrant to Newcastle Partners, L.P. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 12, 2007)

Exhibit
Number		Description

10	.o.	$11,137,321 Second Amended and Restated Convertible Promissory Note, dated June 13, 2008, issued by the Registrant to Newcastle Partners, L.P. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 13, 2008)
10	.p.	Waiver and Amendment Agreement, dated June 13, 2008, between the Registrant and Newcastle Partners, L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated June 13, 2008)
10	.q.	Amendment Number One to the Second Amended and Restated Convertible Promissory Note, dated March 25, 2009, between the Registrant and Newcastle Partners, L.P.
10	.r.	Purchase Agreement, dated as of January 31, 2007, between the Registrant and Newcastle Partners, L.P. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2007)
10	.s.	Security Agreement, dated as of January 31, 2007, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated January 31, 2007)
10	.t.	Security Agreement, dated as of March 12, 2007, between the Registrant and Newcastle Partners, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated March 12, 2007)
10	.u.	Registration Rights Agreement, dated as of January 31, 2007, between the Registrant and Newcastle Partners, L.P. (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated January 31, 2007)
10	.v.	Stock Purchase Agreement, dated June 15, 2007, among Sprint Nextel Corporation, each of the stockholders of New York MDS, Inc. and the Stockholders Representative (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 15, 2007)
10	.w.	Stock Purchase Agreement, dated June 15, 2007, among Sprint Nextel Corporation, each of the stockholders of Atlanta MDS Co., Inc. and the Stockholders Representative (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 15, 2007)
10	.x.	Asset Purchase Agreement, dated February 14, 2008, between the Registrant and SkyGuard, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 20, 2008)
10	.y.	Asset Purchase Agreement, dated March 30, 2008, between the Registrant and Velocita Wireless, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 3, 2008)
10	.z.	Amendment No. 1 to Asset Purchase Agreement, dated as of June 13, 2008, between the Registrant and Velocita Wireless LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 13, 2008)
10	.aa.*	1997 Deferred Compensation Plan dated August 27, 1997 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 dated August 28, 1997)
10	.bb.*	Bell Industries, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99 of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001)
10	.cc.*	Employment Letter, dated as of January 5, 2007, between the Registrant and Kevin Thimjon (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 5, 2007)
10	.dd.*	First Amendment to Employment Letter, effective February 15, 2008, between the Registrant and Kevin Thimjon (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 20, 2008)
10	.ee.*	Bell Industries, Inc. 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated October 16, 2008)
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.

Exhibit
Number	Description

31.1	Certification of Clinton J. Coleman, Chief Executive Officer of the Registrant, pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kevin J. Thimjon, President and Chief Financial Officer of the Registrant, pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Clinton J. Coleman, Chief Executive Officer of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Kevin J. Thimjon, President and Chief Financial Officer of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.