Form 10-Q
period 2009-03-31
BELL INDUSTRIES INC /NEW/
filed 2009-05-15
CIK 945489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 1-11471
Bell Industries, Inc.
(Exact name of Registrant as specified in its charter)

California	95- 2039211

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8888 Keystone Crossing, Suite 1700,
Indianapolis, Indiana	46240

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (317) 704-6000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of the close of business on May 14, 2009, there were 433,416 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.
MARCH 31, 2009 QUARTERLY REPORT ON FORM 10-Q
INDEX

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three months ended
	March 31,
	2009	2008
Net revenues:
Products	$12,501	$15,730
Services	5,826	7,358

Total net revenues	18,327	23,088

Costs and expenses:
Cost of products sold	10,215	12,760
Cost of services provided	4,397	4,939
Selling, general and administrative expense	5,382	5,914
Interest expense, net	208	139

Total costs and expenses	20,202	23,752

Loss from continuing operations before provision for income taxes	(1,875)	(664)
Provision for (benefit from) income taxes	(2)	16

Loss from continuing operations	(1,873)	(680)
Income from discontinued operations, net of tax	—	1,519

Net income (loss)	$(1,873)	$839

Share and per share data
Basic:
Loss from continuing operations	$(4.32)	$(1.57)
Income from discontinued operations	—	3.51

Net income (loss)	$(4.32)	$1.94

Weighted average common shares outstanding	433	433

Diluted:
Loss from continuing operations	$(4.32)	$(1.20)
Income from discontinued operations	—	3.00

Net income (loss)	$(4.32)	$1.80

Weighted average common shares outstanding	433	574

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31	December 31
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39	$3,233
Accounts receivable, less allowance for doubtful accounts of $864 and $791, respectively	11,307	8,096
Inventories, net	8,734	8,770
Prepaid expenses and other current assets	1,919	1,819
Notes receivable	2,600	3,000

Total current assets	24,599	24,918

Fixed assets, net of accumulated depreciation of $10,986 and $11,443, respectively	1,285	1,475
Other assets	940	867

Total assets	$26,824	$27,260

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Floor plan payables	$—	$291
Revolving credit facility	1,615	—
Accounts payable	7,080	7,189
Accrued payroll	2,117	1,462
Other accrued liabilities	3,151	3,671

Total current liabilities	13,963	12,613

Convertible note	10,964	10,840
Other long-term liabilities	4,008	4,063

Total liabilities	28,935	27,516

Commitments and contingencies

Shareholders’ deficit:
Preferred stock:
Authorized — 1,000,000 shares, outstanding — none
Common stock:
Authorized — 10,000,000 shares, outstanding — 433,416 shares	35,511	35,495
Accumulated deficit	(37,622)	(35,751)

Total shareholders’ deficit	(2,111)	(256)

Total liabilities and shareholders’ deficit	$26,824	$27,260

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,873)	$839
Income from discontinued operations, net of tax	—	(1,519)
Adjustments to reconcile net income (loss) to net cash used in operating activities for continuing operations:
Depreciation, amortization and accretion expense	240	388
Non-cash interest expense	162	332
Stock-based compensation expense	12	13
Provision for losses on accounts receivable, net	67	41
Provision for losses on inventory	—	(70)
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(3,278)	(2,436)
Inventories	36	652
Accounts payable	(109)	(2,207)
Accrued payroll	655	513
Accrued liabilities and other	(550)	(900)

Net cash used in operating activities for continuing operations	(4,638)	(4,354)
Net cash provided by (used in) operating activities for discontinued operations	(111)	30

Net cash used in operating activities	(4,749)	(4,324)

Cash flows from investing activities:
Purchases of fixed assets and other	(36)	(380)
Proceeds from life insurance policy	—	488

Net cash provided by (used in) investing activities for continuing operations	(36)	108
Net cash provided by investing activities for discontinued operations	400	6,628

Net cash provided by investing activities	364	6,736

Cash flows from financing activities:
Net borrowings (payments) under revolving credit facility	1,615	(1,371)
Debt acquisition costs	(100)	—
Net payments of floor plan payables	(291)	(283)
Principal payments on capital leases	(33)	—

Net cash provided by (used in) financing activities for continuing operations	1,191	(1,654)
Net cash used in financing activities for discontinued operations	—	(166)

Net cash provided by (used in) financing activities	1,191	(1,820)

Net increase (decrease) in cash and cash equivalents	(3,194)	592
Cash and cash equivalents at beginning of period	3,233	409

Cash and cash equivalents at end of period	$39	$1,001

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 — General
The accompanying consolidated condensed financial statements of Bell Industries, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X. These financial statements have not been audited by an independent registered public accounting firm, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2008 has been derived from audited financial statements, but does not include all disclosures required by GAAP.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to guidelines of the Securities and Exchange Commission (the “SEC”). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate for a fair presentation, but the disclosures contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Note 2 —Sale of SkyTel Division
In January 2007, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of SkyTel Corp. (“SkyTel”), an indirect subsidiary of Verizon Communications Inc. (“Verizon”), for a total purchase price of $23.0 million, plus a $7.4 million post closing adjustment paid to Verizon in April 2007 and approximately $4.2 million in deal costs.
On October 15, 2007, the Company sold its shares of stock (the “Shares”) in two corporations that held certain FCC licenses for the operation of broadband radio service channels to Sprint Nextel Corporation. The aggregate consideration for the Shares was approximately $13.5 million in cash, with approximately $943,000, plus accrued interest, deferred until April 2009 after certain indemnification obligations were met. The Company received $1,020,000 in April 2009 representing the deferred consideration plus $77,000 in accrued interest.
On February 14, 2008, the Company completed the sale of the SkyGuard and FleetHawk product lines to SkyGuard, LLC for $7.0 million in cash. On June 13, 2008, the Company completed the sale of the remainder of the SkyTel business to Velocita Wireless, LLC (“Velocita”) for total consideration of $7.5 million, consisting of $3.0 million in cash at closing, a $3.0 million secured note payable thirty days after closing and a $1.5 million unsecured note (“Velocita Unsecured Note”) payable on the one year anniversary of the closing. Subsequent to the closing, Velocita agreed to pay the Company a working capital adjustment of $1.5 million (“Working Capital Adjustment Note”) payable in installments through June 15, 2009. The proceeds have and will continue be used to pay down outstanding balances on the Company’s revolving credit facility and to provide working capital for the Company’s continuing operations. Subsequent to the end of the first quarter of 2009, the Company entered into a settlement agreement with Velocita. See Note 14.
Upon the closing of the transactions, the Company no longer has any significant involvement and no longer generates cash flows from the SkyTel operations. Therefore, the SkyTel division was reflected as discontinued operations in the Consolidated Statements of Operations and Cash Flows for the three month periods ended March 31, 2009 and 2008. Summarized financial information in the Consolidated Statements of Operations for the discontinued SkyTel operations for the three month periods ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months ended
	March 31,
	2009	2008
Net revenues	$—	$20,059
Income before income taxes	—	1,519
Provision for income taxes	—	—

Income from discontinued operations, net of tax	$—	$1,519

In presenting discontinued operations, corporate overhead expenses have not been allocated. For the three months ended March 31, 2009 and 2008, interest expense of $0 and $348,000, respectively was allocated to discontinued operations based upon the anticipated proceeds or debt balance attributable to those operations. Income taxes have been allocated to discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), with intraperiod tax allocation resulting in no tax provision being provided given the Company’s full valuation allowance on its deferred tax assets.
For the three months ended March 31, 2009 and 2008, approximately $0 and $1.9 million, respectively of depreciation and amortization was not expensed due to the cessation of such expense upon the SkyTel business being classified as held for sale.

Note 3 — Fair Value of Financial Instruments
The Company partially adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted until January 1, 2009. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 —
Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

Level 2 —
Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3 —
Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement falls, based on the lowest level input that is significant to the fair value measurement in its entirety.
The following table presents the Company’s financial asset (Notes Receivable) and non-financial liability (environmental liability, see Note 10) that are measured and recorded at fair value on the Company’s Consolidated Condensed Balance Sheets on a recurring basis and their level within the fair value hierarchy during the period ended March 31, 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(In thousands)	Notes Receivable	Environmental Liability
Fair Value at December 31, 2008	$3,000	$3,000
Total realized gains or losses	—	—
Changes in net asset or liability resulting from collections or settlements	(400)	(200)
Transfers in and/or out of Level 3	—	—

Fair Value at March 31, 2009	$2,600	$2,800

Gains or losses resulting from changes in the fair value of notes receivable are reflected in income or loss from discontinued operations, net of tax, (see Note 2). Gains and losses resulting from changes in the fair value of the liability for environmental matters are reflected in the period realized in earnings and are reported in selling, general and administrative expenses.
The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and other accruals approximate their fair values because of their nature and respective duration. The fair value of the revolving credit facility is equal to its carrying value due to the variable nature of its interest rate. The fair value of the convertible note is based on its book value since the note is not publicly traded and it is not practical to measure its fair value.
Note 4 — Shipping and Handling Costs
Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $540,000 and $850,000 during the three months ended March 31, 2009 and 2008, respectively. These costs are included within selling, general and administrative expenses in the Consolidated Condensed Statements of Operations.

Note 5 — Debt and Financing Obligations
The Company has the following debt and financing obligations:
Revolving Credit Facility
The Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc. (“WFF”), as administrative agent, pursuant to which WFF provided the Company with a revolving line of credit with a maximum credit amount of $10 million (the “Revolving Credit Facility”). Advances under the Revolving Credit Facility (the “Advances”) will be available to the Company, subject to restrictions based on the Borrowing Base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the greater of 3.5% or the rate of interest per annum announced from time to time by WFF as its prime rate in effect at its principal office in San Francisco, California, plus a margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the greater of 3.0% or the LIBOR Rate (as defined in the Credit Agreement) plus a margin. The Advances made under the Credit Agreement are repayable in full on March 31, 2010. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. The Credit Agreement includes certain covenants related to profitability and capital expenditures. In connection with the Credit Agreement, the Company entered into a security agreement with WFF, pursuant to which the Company granted WFF a security interest in and a lien against certain assets of the Company. As of March 31, 2009, there was $1.6 million outstanding under the Revolving Credit Facility.
On March 12, 2009, the Company entered into Amendment Number Five to Credit Agreement and Joinder Agreement with WFF (the “Fifth Amendment”). The Fifth Amendment added the Company’s newly formed subsidiary, Bell Techlogix, Inc., as a party to the Revolving Credit Facility and made immaterial conforming and updating amendments.
On March 25, 2009, the Company entered into Amendment Number Six to Credit Agreement (the “Sixth Amendment”) with WFF. The Sixth Amendment modified the block on the amount of the Revolving Credit Facility available during 2009 to amounts ranging from $3.5 million to $6.0 million, revised the expiration date of the Revolving Credit Facility to March 31, 2010, established a minimum prime rate of 3.5% and a minimum LIBOR rate of 3.0%, increased the margin on both prime rate and LIBOR rate loans to percentages ranging from 4.0% to 4.5% and revised the financial profitability and capital expenditure covenants for the year ended December 31, 2009.
Convertible Note
On January 31, 2007, the Company entered into a purchase agreement with Newcastle Partners, L.P. (“Newcastle”) pursuant to which the Company issued and sold in a private placement to Newcastle a convertible subordinated pay-in-kind promissory note (the “Convertible Note”) in the principal amount of $10 million. Through June 13, 2008, the outstanding principal balance and accrued but unpaid interest on the Convertible Note was convertible at any time by Newcastle into shares of common stock of the Company at a conversion price of $76.20 per share, subject to adjustment. The Convertible Note accrued interest at 8%, subject to adjustment in certain circumstances, which interest accreted as principal on the Convertible Note as of each quarterly interest payment date beginning March 31, 2007. The Company also had the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Convertible Note in cash at a higher interest rate following the first anniversary if the weighted average market price of the Company’s common stock is greater than 200% of the conversion price ($152.40 per share). The Convertible Note matures on January 31, 2017. The Company had the right to prepay the Convertible Note at an amount equal to 105% of outstanding principal following the third anniversary of the issuance of the Convertible Note so long as a weighted average market price of the Company’s common stock was greater than 150% of the conversion price ($114.40 per share). In connection with the purchase of the Convertible Note, the Company and Newcastle also entered into a registration rights agreement pursuant to which Newcastle was granted demand and piggyback registration rights in respect of shares of common stock that may be issued under the Convertible Note. In March 2007, the Company granted Newcastle a second priority lien in certain assets of the Company in order to secure the obligations under the Convertible Note.
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

On June 13, 2008, the Company and Newcastle entered into the Second Amended and Restated Convertible Promissory Note (the “Amended Convertible Note”) with a principal amount of $11.1 million (which represented the original $10.0 million note plus payment-in-kind interest accreted as additional principal and accrued interest through June 13, 2008.) The Amended Convertible Note reflects a reduction in the conversion price from $76.20 per share down to $4.00 per share (subject to adjustment) and a reduction in the interest rate from 8% to 4% per annum. On or after January 31, 2010, the Company has the right to prepay the Amended Convertible Note at an amount equal to 105% of the outstanding principal following the third anniversary of the issuance of the Convertible Note so long as a weighted average market price of the Company’s common stock is greater than 200% of the conversion price ($8.00 per share). As a result of the amendment, the remaining balance of the beneficial conversion feature related to the original Convertible Note issued on January 31, 2007, net of income taxes, was written off resulting in a loss on extinguishment of debt of approximately $1.1 million. As the Amended Convertible Note is convertible at the option of Newcastle at a beneficial conversion rate of $4.00 per share (closing market price of the Company’s common stock as of June 13, 2008 was $4.20 per share), the embedded beneficial conversion feature was recorded as a debt discount with the credit charged to shareholders’ equity, net of tax, and amortized using the effective interest method over the life of the debt in accordance with EITF 00-27.
On March 25, 2009, the Company entered into Amendment Number One to the Amended Convertible Note (the “First Amendment to Note”). The First Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2009.
A summary of Amended Convertible Note activity through March 31, 2009 is as follows (in thousands):

Convertible note at December 31, 2008	$10,840
Beneficial conversion feature	(6)
Accretion of beneficial conversion feature	17
Accrued interest	113

Convertible note at March 31, 2009	$10,964

Total interest expense recorded on the Convertible Note and the Amended Convertible Note, including accretion of beneficial conversion feature, during the three month periods ended March 31, 2009 and 2008 was approximately $130,000 and $232,000, respectively.
Floor Plan Arrangements
The Company financed certain inventory purchases through floor plan arrangements with two finance companies through March 31, 2009. At December 31, 2008, the Company had outstanding floor plan obligations of $291,000. There were no outstanding obligations under these floor plan arrangements at March 31, 2009.
Capital Lease
During 2008, the Company entered into capital leases related to technology systems and vehicles, which were recorded as fixed assets in the Company’s Consolidated Condensed Balance Sheet. At March 31, 2009 and December 31, 2008, the leases were recorded in the Consolidated Condensed Balance Sheets at approximately $263,000, which includes the present value of interest payments.
Note 6 — Stock-Based Compensation
The Company’s 2007 Stock Option Plan (“2007 Plan”) provides for the issuance of common stock to be available for purchase by employees, consultants and by non-employee directors of the Company. Under the 2007 Plan, incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted. Options outstanding have terms of between five and ten years, vest over a period of up to four years and may be issued at a price equal to or greater than fair value of the shares on the date of grant.
The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years. Stock-based compensation expense totaled $12,000 and $13,000 for the three months ended March 31, 2009 and 2008, respectively.

The following summarizes stock option share activity during the three months ended March 31, 2009:

			Weighted
		Weighted	Average
	Stock	average	Remaining
	option	exercise	contractual term	Aggregate
	shares	price	(in years)	intrinsic value
Outstanding at December 31, 2008	26,750	$89.84
Granted	—	—
Exercised	—	—
Canceled or expired	(3,750)	82.50

Outstanding at March 31, 2009	23,000	$88.40	4.6	$—

Exercisable at March 31, 2009	19,000	$85.98	4.2	$—

The following summarizes non-vested stock options as of December 31, 2008 and changes during the three months ended March 31, 2009:

		Weighted
	Stock	average
	option	grant date
	shares	fair value
Non-vested at December 31, 2008	6,450	$21.90
Granted	—	—
Vested	(2,450)	20.03
Canceled or expired	—	—

Non-vested at March 31, 2009	4,000	$23.05

The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on March 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. The total intrinsic value of options exercised during the three month periods ended March 31, 2009 and 2008 was zero. The total fair value of options vesting during the three month periods ended March 31, 2009 and 2008 was approximately $49,000 and $75,000, respectively. As of March 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $82,000, which is expected to be recognized over a weighted average period of approximately 0.9 years. As of March 31, 2009, there were 42,500 shares of common stock available for issuance of future stock option grants under the 2007 Plan.
Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”), 37,500 shares were authorized for issuance to Company employees. Eligible employees may purchase Company stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At March 31, 2009, 20,973 shares were available for future issuance under the ESPP.
Note 7 — Per Share Data
Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and convertible debt. The weighted average number of common shares outstanding for the three month periods ended March 31, 2009 and 2008 is set forth in the following table (in thousands):

	Three Months ended
	March 31,
	2009	2008
Basic weighted average shares outstanding	433	433
Potentially dilutive stock options and convertible debt	2,846	141
Anti-dilutive due to net loss in period	(2,846)	—

Diluted weighted average shares outstanding	433	574

For the three month period ended March 31, 2009 and 2008, the number of stock option shares not included in the table above, because the impact would have been anti-dilutive based on the exercise price, totaled 23,000 and 41,200, respectively. The calculation of fully diluted earnings per share includes the add back of $0 and $232,000 of interest expense related to the Convertible Note during the three month periods ended March 31, 2009 and 2008, respectively.

Note 8 — Income Taxes
For the three months ended March 31, 2009 and March 31, 2008, the Company had a benefit from income taxes of $2,000 and a provision for income taxes of $16,000, respectively, primarily related to state taxes. As of March 31, 2009, the Company continues to record a full valuation allowance against net deferred tax asset balances.
As of March 31, 2009 and March 31, 2008, the Company had $0 and $404,000 of unrecognized tax benefits, respectively, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest related to uncertain tax positions as of March 31, 2009 and March  31, 2008 was $0 and $135,000, respectively. As of December 31, 2008, the entire liability was recognized as the matters were resolved prior to this date. This recognition affected the Company’s effective tax rate. Tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions where the Company is subject to income tax.
Note 9 — Shareholders’ Deficit
The changes to shareholders’ deficit during the three months ended March 31, 2009 are as follows (in thousands):

Shareholders’ deficit at December 31, 2008	$(256)
Net loss	(1,873)
Stock based compensation	12
Beneficial conversion feature, net of tax	6

Shareholders’ deficit at March 31, 2009	$(2,111)

Note 10 — Environmental Matters
Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1998, at the site of a former leased facility of the Company’s electronics circuit board manufacturing business (“ESD”). The ESD business was closed in the early 1990s. At March 31, 2009 and December 31, 2008, estimated future remediation and related costs for this matter totaled approximately $2.8 million and $3.0 million, respectively. At March 31, 2009, approximately $594,000 (estimated current portion) was included in accrued liabilities and $2.2 million (estimated non-current portion) was included in other long term liabilities in the Company’s Consolidated Condensed Balance Sheets.
Note 11 — Litigation
The Company is involved in certain legal proceedings, which are incidental to its current and discontinued businesses. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes that the resolution of these actions will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Note 12 — Business Segment Information
As of March 31, 2009, the Company operates two reportable business segments: Bell Techlogix, a provider of integrated technology product and service solutions and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for recreational vehicles, boats, snowmobiles, motorcycles and ATVs. The Company also separately records expenses related to corporate overhead which supports the business lines. The Company’s former segment, SkyTel, has been reflected as a discontinued operation and, therefore, is not presented. Each operating segment offers unique products and services and has separate management.
The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended
	March 31,
	2009	2008
Net revenues:
Bell Techlogix
Products	$5,154	$5,839
Services	5,826	7,358

Total Bell Techlogix	10,980	13,197
Recreational Products Group	7,347	9,891

Total net revenues	$18,327	$23,088

Operating income (loss):
Bell Techlogix	$(589)	$424
Recreational Products Group	(172)	188
Corporate	(906)	(1,137)

Total operating loss	(1,667)	(525)

Interest expense, net	208	139

Loss from continuing operations before income taxes	$(1,875)	$(664)

Depreciation and amortization:
Bell Techlogix	$165	$308
Recreational Products Group	26	30
Corporate	49	50

	$240	$388

Capital expenditures:
Bell Techlogix	$19	$342
Recreational Products Group	8	—
Corporate	9	38

	$36	$380

	March 31,	December 31,
	2009	2008
Total assets:
Bell Techlogix	$7,594	$6,494
Recreational Products Group	13,443	11,184
Corporate	2,330	5,646
Discontinued operations	3,457	3,936

	$26,824	$27,260

Note 13 — Related Party Transactions
Newcastle is a private investment firm and one of the Company’s largest shareholders. Mr. Mark E. Schwarz, the Chairman of the Company’s Board of Directors, serves as the General Partner of Newcastle, through an entity controlled by him. Mr. Clinton J. Coleman, a Vice President of Newcastle and a member of the Company’s Board of Directors, was appointed Interim Chief Executive Officer of the Company in 2007 and continues to serve in that capacity.
Under the supervision of the Company’s Board of Directors (other than Mr. Schwarz and Mr. Coleman), members of management, with the assistance of counsel, negotiated the terms of Newcastle’s Convertible Note and Amended Convertible Note directly with representatives of Newcastle (see Note 5). After final negotiations concluded, the Company’s Board of Directors, excluding Mr. Schwarz and Mr. Coleman, approved the Newcastle transactions. Mr. Schwarz and Mr. Coleman did not participate in any of the Board of Directors’ discussions regarding the Newcastle transactions or the votes of the Board of Directors to approve the same.
Note 14 — Subsequent Event
On May 12, 2009, the Company entered into a settlement agreement with Velocita and various of Velocita’s affiliated entities, which included an agreement to reduce the amount of the $1.5 million Velocita Unsecured Note due on June 13, 2009 to $1.35 million, with $250,000 paid on May 12, 2009 and the remaining $1.1 million balance payable in eleven monthly installments of $100,000 beginning on June 1, 2009.  In exchange for the reduction in the principal amount of the Velocita Unsecured Note and the extended payment terms, the Company received corporate guarantees from the Velocita affiliated entities on the remaining outstanding balance.  In addition, the balance outstanding on the Working Capital Adjustment Note of $1.1 million was paid in full on May 12, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of financial condition and results of operations of the Company should be read in conjunction with the consolidated condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements that we make in this Quarterly Report are set forth below, are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and are set forth in other reports or documents that we file from time to time with the SEC. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law
Critical Accounting Policies
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the critical accounting policies which affect the more significant estimates and assumptions used in preparing the consolidated financial statements were identified. These policies have not changed from those previously disclosed.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. On February 12, 2008, the FASB approved FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company determined that its adoption of SFAS 157 had an immaterial impact on the Company’s consolidated financial position and results of operations. See Note 3 of the Notes to Consolidated Condensed Financial Statements.
In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter of 2009; however, the Company does not expect the adoption to have a material effect on its results of operations or financial position.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009, The Company plans to adopt this FSP in the second quarter of 2009.

Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
The Company has provided a summary of its consolidated operating results for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, followed by an overview of its business segment performance below:
Net revenues
Net revenues were $18.3 million for the first quarter of 2009 as compared to $23.1 million for the first quarter of 2008, representing a decrease of $4.8 million or 20.6%. The decrease consisted of a $2.6 million decrease in net revenues in the Recreational Products Group segment and a $2.2 million decrease in net revenues in the Bell Techlogix segment.
Gross profit
Gross profit, which represents net revenues less the cost of products sold and services provided, was $3.7 million, or 20.3% of net revenues, for the first quarter of 2009, compared to $5.4 million, or 23.3% of net revenues, for the first quarter of 2008. The decrease consisted of a $1.1 million decrease in gross profit in the Bell Techlogix segment and a $0.6 million decrease in gross profit in the Recreational Products Group segment.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $5.4 million, or 29.4% of net revenues, for the first quarter of 2009, compared to $5.9 million, or 25.6% of net revenues, for the first quarter of 2008. The decrease in SG&A expenses of $0.5 million consisted of reductions in SG&A expenses of $0.2 million in the Corporate segment, $0.2 million in the Recreational Products Group segment and $0.1 million in the Bell Techlogix segment for the first quarter of 2009.
Interest and other, net
Net interest expense was $208,000 for the first quarter of 2009, compared to $139,000 for the first quarter of 2008. The increase in net interest expense was the result of the allocation, during the first quarter of 2008, of approximately 70% or $348,000 of the interest expense to discontinued operations. The net interest expense is primarily the result of the outstanding balances under the Revolving Credit Facility and the Amended Convertible Note.
Income taxes
The benefit for income taxes for the three months ended March 31, 2009 totaled $2,000 compared to a provision for income taxes of $16,000 for the three months ended March 31, 2008. At March 31, 2009, the Company continued to record a full valuation allowance against net deferred tax asset balances.
Discontinued operations
In late 2007, the Company entered into letters of intent with two companies to sell its SkyTel division in two separate transactions. The Company completed the sale of the SkyGuard and FleetHawk product lines in February 2008 and the sale of the remainder of the SkyTel business in June 2008. Accordingly, the results of the SkyTel business have been classified as discontinued operations in the accompanying financial statements. For the three months ended March 31, 2009 and 2008, the SkyTel division had revenues of $0 and $20.1 million and income before income taxes of $0 and $1.5 million, respectively.
Business Segment Results
The Company operates two reportable business segments: Bell Techlogix, a provider of integrated technology product and service solutions and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for recreational vehicles, boats, snowmobiles motorcycles and ATVs. The Company also separately records expenses related to corporate overhead which supports the business lines. The Company’s former segment, SkyTel, has been reflected as a discontinued operation and, therefore, is not presented.

Bell Techlogix
Bell Techlogix’s revenues of $11.0 million for the first quarter of 2009 represented a 16.8% decrease from the $13.2 million of revenues for the first quarter of 2008. Product revenues of $5.2 million for the first quarter of 2009 represented an 11.7% decrease from the $5.9 million of product revenues for the first quarter of 2008 due primarily to timing of some large product deployments. Service revenues of $5.8 million for the first quarter of 2009 represented a 20.8% decrease from the $7.4 million of service revenues for the first quarter of 2008, which was primarily the result of a significant non-recurring project in the first quarter of 2008 and the expiration of certain services contracts during 2008.
Bell Techlogix’s operating loss of $0.6 million for the first quarter of 2009 represented a $1.0 million decrease from the operating income of $0.4 million for the first quarter of 2008. The decline in operating income can be attributed to the expiration of certain service contracts prior to the first quarter of 2009, a significant non-recurring services project in the first quarter of 2008, increases in sales and marketing costs in the first quarter of 2009 in an attempt to grow the commercial segment of the Bell Techlogix business and timing of product sales.
Recreational Products Group
Recreational Products Group (“RPG”) revenues of $7.3 million for the first quarter of 2009 represented a 25.7% decrease from the $9.9 million of revenues for the first quarter of 2008. This decrease was primarily related to lower sales in the recreational vehicle and marine product lines attributed primarily to lower out of season purchases by dealers. As a result of the current economic uncertainty, many dealers have made strategic changes in buying habits to stock less product and order product from distributors as they need parts for repairs or as customers place orders.
RPG operating loss of $0.2 million for the first quarter of 2009 represented a $0.4 million decrease from the operating income of $0.2 million for the first quarter of 2008. The decline can be attributed entirely to the $2.5 million decline in revenues in the first quarter of 2009 versus the same period in 2008. The decline in revenues was partially offset by an increase in gross profit margins from 24.0% in the first quarter of 2008 to 24.2% in the first quarter of 2009 and a $0.2 million decrease in SG&A expenses as a result of reductions in headcount, freight and facility costs.
Corporate
Corporate overhead costs of $0.9 million for the first quarter of 2009 represented a 20.3% decease from $1.1 million for the first quarter of 2008. The decrease in costs of $0.2 million was primarily the result of payroll cost reductions since the end of the first quarter of 2008 and the related travel and benefits costs, reductions in telecommunications expenses and the favorable settlement of a disputed obligation.
Changes in Financial Condition
Liquidity and Capital Resources
Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	March 31	December 31
	2009	2008
Cash and cash equivalents	$39	$3,233
Working capital	$10,636	$12,305
Current ratio	1.76	1.98
Long-term liabilities to capitalization (1)	116.4%	101.7%
Shareholders’ deficit per share	$(4.88)	$(0.59)
Days’ sales in receivables	54	50

(1)	Capitalization represents the sum of long-term debt and stockholders’ deficit.
For the three months ended March 31, 2009, net cash used in operating activities totaled $4.7 million, consisting of $4.6 million used in operating activities for continuing operations and $0.1 million used in operating activities for discontinued operations (the Company’s former SkyTel division). The net cash used in operating activities for continuing operations was primarily the result of the loss from continuing operations of $1.9 million and an increase in accounts receivable of $3.3 million related primarily to the Recreational Products Group selling products with extended payment terms, partially offset by non-cash expenses and other changes totaling $0.6 million. Net cash provided by investing activities totaled $0.4 million, consisting of $36,000 in cash used in investing activities for continuing operations related to purchases of fixed assets and $0.4 million in cash provided by investing activities for discontinued operations related to payments received during the first quarter of 2009 related to a note receivable. Cash flows provided by financing activities totaled $1.2 million, consisting of $1.6 million in borrowings on the Revolving Credit Facility, partially offset by $0.3 million in payments of floor plan payables and $0.1 million in payments of debt acquisition costs.

For the three months ended March 31, 2008, net cash used in operating activities totaled $4.3 million, consisting of $4.4 million used in operating activities for continuing operations and $30,000 provided by operating activities for discontinued operations. The net cash used in operating activities for continuing operations was primarily the result of an increase in accounts receivable of $2.4 million, related primarily to the Recreational Products Group selling products with extended payment terms, and a decrease in accounts payable and accrued liabilities of $2.6 million, partially offset by a decrease in inventory of $0.7 million. Net cash provided by investing activities totaled $6.7 million, consisting of $0.1 million provided by investing activities for continuing operations related to proceeds from a life insurance policy of $0.5 million, partially offset by purchases of fixed assets, and $6.6 million provided by investing activities for discontinued operations. The $6.6 million in cash provided by investing activities for discontinued operations represented $7.0 million in proceeds from the sale of the SkyGuard and FleetHawk products lines to SkyGuard, LLC in February 2008, partially offset by $0.4 million related to deal costs. Cash flows used in financing activities totaled $1.8 million, consisting of $1.6 million used in financing activities for continuing operations, including $1.3 million to pay down the revolving line of credit and $0.3 million in payments of floor plan payables, and $0.2 million used in financing activities for discontinued operations related to payments of capital lease obligations.
Revolving Credit Facility with Wells Fargo Foothill
As of March 31, 2009, we had $1.6 million outstanding under our Revolving Credit Facility with Wells Fargo Foothill, N.A. (“WFF”). The Company anticipates utilizing the Revolving Credit Facility periodically during 2009 to fund working capital needs. The Revolving Credit Facility is secured by a lien on substantially all of the Company’s assets.
Additional advances under the Revolving Credit Facility (collectively, the “Advances”) will be available to the Company, up to the aggregate $10 million credit limit, subject to restrictions based on the borrowing base. The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Revolving Credit Facility bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the greater of 3.5% or the rate of interest per annum announced from time to time by WFF as its prime rate, plus a margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the greater of 3.0% or the LIBOR Rate (as defined in the Credit Agreement) plus a margin. The Advances made under the Credit Agreement are repayable in full on March 31, 2010. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments, the Company is obligated to pay a prepayment premium.
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
Convertible Note Held By Newcastle
On January 31, 2007, the Company issued to Newcastle a convertible subordinated pay-in-kind promissory note with a principal amount of $10.0 million (the “Convertible Note”) in order to complete the financing of the Company’s acquisition of SkyTel. The Convertible Note was amended and restated on June 13, 2008 (the “Amended Convertible Note”). The Amended Convertible Note is secured by a second priority lien on substantially all of the Company’s assets. The outstanding principal balance and/or accrued but unpaid interest on the Amended Convertible Note is convertible at any time by Newcastle into shares of our common stock at a conversion price of $4.00 per share (the “Conversion Price”), subject to adjustment. The Amended Convertible Note accrues interest at 4% per annum, subject to adjustment in certain circumstances, which interest accretes as principal on the Amended Convertible Note as of each quarterly interest payment date. In connection with execution of the Amended Convertible Note, and subject to certain conditions, the Company has agreed to appoint such number of director designees of Newcastle such that Newcastle’s designees constitute 50% of the then outstanding current members of the Company’s board of directors (or, if the number of members of the board of directors is an odd integer, such number of Newcastle designees equal to the lowest integer that is greater than 50% of the then outstanding members). The Company also has the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Amended Convertible Note in cash at a higher interest rate (8%) following January 31, 2009 if the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price ($8.00 per share). The Amended Convertible Note matures on January 31, 2017. The Company has the right to prepay the Amended Convertible Note at an amount equal to 105% of outstanding principal after January 31, 2010 so long as the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price ($8.00). As of March 31, 2009, the outstanding principal balance and accrued but unpaid interest on the Amended Convertible Note was $11.5 million.

On March 25, 2009, we entered into Amendment Number One to the Amended Convertible Note. This amendment revised the financial profitability covenants for each of the quarters during the year ended December 31, 2009.
The Company believes that sufficient cash resources exist for the foreseeable future to support its operations and commitments through cash generated by operations, collection of the final amounts due from the sale of the SkyTel business and advances under the Revolving Credit Facility with WFF. Management continues to evaluate its options in regard to obtaining additional financing to support future growth.
Off-Balance Sheet Arrangements
The Company does not have any material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has no investments in market risk-sensitive investments for either trading purposes or purposes other than trading purposes. The Company is exposed to market risk from changes in interest rates on variable rate debt. Under the Credit Agreement with WFF, advances bear interest based on WFF’s prime rate plus a margin or at LIBOR Rate plus a margin. Based on the Company’s average outstanding variable rate debt during the quarter ended March 31, 2009, a 1% increase in the variable rate would increase annual interest expense by approximately $5,000.
Item 4. Controls and Procedures
The Company’s management, with the participation of its Interim Chief Executive Officer and its President and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009. Based on this evaluation, the Company’s Interim Chief Executive Officer and President and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its Interim Chief Executive Officer and President and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) intended to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results. You should carefully consider the risks described in Company’s Annual Report on Form 10-K before deciding to invest in the Company’s common stock. In assessing these risks, you should also refer to the other information in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the Company’s financial statements and the related notes. Various statements in this Quarterly Report on Form 10-Q constitute forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
On May 12, 2009, the Company entered into a settlement agreement with Velocita. The information set forth in Note 14 of the Notes to Consolidated Condensed Financial Statements is incorporated herein by reference. The Settlement Agreement and Mutual Release has been filed as Exhibit 10.d. to this Quarterly Report on Form 10-Q.
Item 6. Exhibits

10.a.
Amendment Number Five to Credit Agreement and Joinder Agreement, dated March 12, 2009, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.l of the Registrant’s Annual Report on Form 10-K dated December 31, 2008).

10.b.
Amendment Number Six to Credit Agreement, dated March 25, 2009, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.m. of the Registrant’s Annual Report on Form 10-K dated December 31, 2008).

10.c.
Amendment Number One to the Second Amended and Restated Convertible Promissory Note, dated March 25, 2009, between the Registrant and Newcastle Partners, L.P. (incorporated by reference to Exhibit 10.q. of the Registrant’s Annual Report on Form 10-K dated December 31, 2008).

10.d.
Settlement Agreement and Mutual Release, dated as of May 12, 2009, by and among Bell Industries, Inc., Bell Techlogix, Inc., Velocita Wireless LLC, United Wireless Holdings Inc., North American Wireless Holdings LLC, Skytel Spectrum LLC, ST Network Services LLC, United Spectrum Management Services LLC, ST Messaging Services LLC and Messaging Management Services LLC

31.1
Certification of Clinton J. Coleman, Interim Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

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

BELL INDUSTRIES, INC.
Dated: May 15, 2009	By:	/s/ Clinton J. Coleman
Clinton J. Coleman
Interim Chief Executive Officer (authorized officer of registrant)

Dated: May 15, 2009	By:	/s/ Kevin J. Thimjon
Kevin J. Thimjon
President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.d.
Settlement Agreement and Mutual Release, dated as of May 12, 2009, by and among Bell Industries, Inc., Bell Techlogix, Inc., Velocita Wireless LLC, United Wireless Holdings Inc., North American Wireless Holdings LLC, Skytel Spectrum LLC, ST Network Services LLC, United Spectrum Management Services LLC, ST Messaging Services LLC and Messaging Management Services LLC

31.1
Certification of Clinton J. Coleman, Interim Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

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