Form 10-Q
period 2009-06-30
BELL INDUSTRIES INC /NEW/
filed 2009-08-14
CIK 945489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of the close of business on August 13, 2009, there were 433,416 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.
JUNE 30, 2009 QUARTERLY REPORT ON FORM 10-Q
INDEX

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues:
Products	$21,190	$19,569	$33,691	$35,299
Services	6,334	6,585	12,160	13,943

Total net revenues	27,524	26,154	45,851	49,242

Costs and expenses:
Cost of products sold	16,959	15,513	27,174	28,273
Cost of services provided	4,421	4,747	8,818	9,686
Selling, general and administrative expenses	5,643	5,947	11,025	11,861
Interest expense, net	290	307	498	446
Loss on extinguishment of debt	—	1,053	—	1,053

Total costs and expenses	27,313	27,567	47,515	51,319

Income (loss) from continuing operations before provision for (benefit from) income taxes	211	(1,413)	(1,664)	(2,077)
Provision for (benefit from) income taxes	(5)	17	(7)	33

Income (loss) from continuing operations	216	(1,430)	(1,657)	(2,110)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(2,881)	—	(1,362)
Loss on sale of discontinued operations, net of tax	—	(500)	—	(500)

Loss from discontinued operations, net of tax	—	(3,381)	—	(1,862)

Net income (loss)	$216	$(4,811)	$(1,657)	$(3,972)

Share and per share data
Basic:
Income (loss) from continuing operations	$0.49	$(3.30)	$(3.82)	$(4.87)
Loss from discontinued operations	—	(7.81)	—	(4.30)

Net income (loss)	$0.49	$(11.11)	$(3.82)	$(9.17)

Weighted average common shares outstanding	433	433	433	433

Diluted:
Income (loss) from continuing operations	$0.06	$(3.30)	$(3.82)	$(4.87)
Loss from discontinued operations	—	(7.81)	—	(4.30)

Net income (loss)	$0.06	$(11.11)	$(3.82)	$(9.17)

Weighted average common shares outstanding	3,308	433	433	433

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30	December 31
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39	$3,233
Accounts receivable, less allowance for doubtful accounts of $902 and $791, respectively	12,688	8,096
Inventories, net	7,545	8,770
Notes receivable	1,000	3,000
Prepaid expenses and other current assets	1,259	1,819

Total current assets	22,531	24,918

Fixed assets, net of accumulated depreciation of $11,122 and $11,443, respectively	1,094	1,475
Other assets	971	867

Total assets	$24,596	$27,260

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Floor plan payables	$—	$291
Revolving credit facility	461	—
Accounts payable	6,461	7,189
Accrued payroll	1,577	1,462
Other accrued liabilities	3,277	3,671

Total current liabilities	11,776	12,613

Convertible note	11,091	10,840
Other long-term liabilities	3,606	4,063

Total liabilities	26,473	27,516

Commitments and contingencies

Shareholders’ deficit:
Preferred stock:
Authorized — 1,000,000 shares, outstanding — none
Common stock:
Authorized — 10,000,000 shares, outstanding — 433,416 shares	35,531	35,495
Accumulated deficit	(37,408)	(35,751)

Total shareholders’ deficit	(1,877)	(256)

Total liabilities and shareholders’ deficit	$24,596	$27,260

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30
	2009	2008
Cash flows from operating activities:
Net loss	$(1,657)	$(3,972)
Loss from discontinued operations, net of tax	—	1,362
Loss on sale of discontinued operations, net of tax	—	500
Adjustments to reconcile net loss to net cash used in operating activities for continuing operations:
Depreciation and amortization expense	474	817
Non-cash interest expense	369	321
Stock-based compensation expense	24	73
Provision for losses on accounts receivable, net	102	67
Loss on extinguishment of debt	—	1,053
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(4,694)	(1,001)
Inventories	1,225	1,782
Accounts payable	(728)	(1,526)
Accrued payroll	115	668
Accrued liabilities and other	(1,081)	(2,160)

Net cash used in operating activities for continuing operations	(5,851)	(2,016)
Net cash used in operating activities for discontinued operations	(7)	(1,908)

Net cash used in operating activities	(5,858)	(3,924)

Cash flows from investing activities:
Purchases of fixed assets and other	(59)	(666)
Proceeds from life insurance policy	—	488
Proceeds from sale of assets, net of costs	—	5

Net cash used in investing activities for continuing operations	(59)	(173)
Net cash provided by investing activities for discontinued operations	2,793	8,967

Net cash provided by investing activities	2,734	8,794

Cash flows from financing activities:
Net borrowings (payments) under revolving credit facility	461	(2,753)
Debt acquisition costs	(174)	(107)
Net payments of floor plan payables	(291)	(636)
Principal payments on capital leases	(66)	(59)

Net cash used in financing activities for continuing operations	(70)	(3,555)
Net cash used in financing activities for discontinued operations	—	(335)

Net cash used in financing activities	(70)	(3,890)

Net increase (decrease) in cash and cash equivalents	(3,194)	980
Cash and cash equivalents at beginning of period	3,233	409

Cash and cash equivalents at end of period	$39	$1,389

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
Note 2 — Acquisition and Sale of SkyTel Division
In January 2007, the Company completed the acquisition of substantially all of the assets and the assumption of certain liabilities of SkyTel Corp. (“SkyTel”), an indirect subsidiary of Verizon Communications Inc. (“Verizon”), for a total purchase price of $23.0 million, plus a $7.4 million post closing adjustment paid to Verizon in April 2007 and approximately $4.2 million in deal costs.
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
On February 14, 2008, the Company completed the sale of the SkyGuard and FleetHawk product lines to SkyGuard, LLC for $7.0 million in cash. On June 13, 2008, the Company completed the sale of the remainder of the SkyTel business to Velocita Wireless, LLC (“Velocita”) for total consideration of $7.5 million, consisting of $3.0 million in cash at closing, a $3.0 million secured note payable thirty days after closing and a $1.5 million unsecured note (“Velocita Unsecured Note”) payable on the one year anniversary of the closing. Subsequent to the closing, Velocita agreed to pay the Company a working capital adjustment of $1.5 million (“Working Capital Adjustment Note”) payable in installments through June 15, 2009. On May 12, 2009, the Company entered into a settlement agreement with Velocita and various of Velocita’s affiliated entities, which included an agreement to reduce the amount of the $1.5 million Velocita Unsecured Note due June 13, 2009 to $1.35 million, with $250,000 paid May 12, 2009 and the remaining $1.1 million balance payable in eleven monthly installments of $100,000 each beginning June 1, 2009. In exchange for the reduction in the principal amount of the Velocita Unsecured Note and the extended payment terms, the Company received corporate guarantees from the Velocita affiliated entities on the remaining outstanding balance. In addition, the balance outstanding on the Working Capital Adjustment Note of $1.1 million was paid in full on May 12, 2009. The proceeds have and will continue be used to pay down outstanding balances on the Company’s revolving credit facility and to provide working capital for the Company’s continuing operations.
Upon the closing of the transactions, the Company no longer has any significant involvement and no longer generates cash flows from the SkyTel operations. Therefore, the SkyTel division was reflected as discontinued operations in the Consolidated Condensed Statements of Operations for the three and six months ended June 30, 2009 and 2008 and the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008. Summarized financial information in the Consolidated Condensed Statements of Operations for the discontinued SkyTel operations for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	$—	$15,029	$—	$35,088
Loss before income taxes	—	(2,881)	—	(1,362)
Provision for income taxes	—	—	—	—

Loss from discontinued operations, net of tax	$—	$(2,881)	$—	$(1,362)

In presenting discontinued operations, corporate overhead expenses have not been allocated. For the three months ended June 30, 2009 and 2008, interest expense of $0 and $282,000, respectively, was allocated to discontinued operations and for the six months ended June 30, 2009 and 2008, interest expense of $0 and $592,000, respectively, was allocated to discontinued operations based upon the anticipated proceeds or debt balance attributable to those operations. Income taxes have been allocated to discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, with intraperiod tax allocation resulting in no tax provision being provided given the Company’s full valuation allowance on its deferred tax assets.
For the three and six months ended June 30, 2008, approximately $1.6 and $3.5 million, respectively, of depreciation and amortization was not expensed due to the cessation of such expense upon the SkyTel business being classified as held for sale.
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
The following table presents the Company’s financial asset (Notes Receivable) and non-financial liability (environmental liability, see Note 10) that are measured and recorded at fair value on the Company’s Consolidated Condensed Balance Sheets on a recurring basis and their level within the fair value hierarchy during the six months ended June 30, 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(In thousands)	Notes Receivable	Environmental Liability
Fair Value at December 31, 2008	$3,000	$2,959
Total realized gains or losses	—	—
Changes in net asset or liability resulting from collections or settlements	(2,000)	(233)
Transfers in and/or out of Level 3	—	—
Fair Value at June 30, 2009	$1,000	$2,726
Gains or losses resulting from changes in the fair value of notes receivable are reflected in income or loss from discontinued operations, net of tax (see Note 2). Gains and losses resulting from changes in the fair value of the liability for environmental matters are reflected in the period realized in earnings and are reported in selling, general and administrative expenses.

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
Note 4 — Shipping and Handling Costs
Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $930,000 and $1.2 million during the three months ended June 30, 2009 and 2008, respectively, and approximately $1.5 million and $2.0 million during the six months ended June 30, 2009 and 2008, respectively. These costs are included within selling, general and administrative expenses in the Consolidated Condensed Statements of Operations.
Note 5 — Debt and Financing Obligations
The Company has the following debt and financing obligations:
Revolving Credit Facility
The Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc. (“WFF”), as administrative agent, pursuant to which WFF provided the Company with a revolving line of credit with a maximum credit amount of $10 million (the “Revolving Credit Facility”). Advances under the Revolving Credit Facility (the “Advances”) will be available to the Company, subject to restrictions based on the borrowing base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the greater of 3.5% or the rate of interest per annum announced from time to time by WFF as its prime rate in effect at its principal office in San Francisco, California, plus a margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the greater of 3.0% or the LIBOR Rate (as defined in the Credit Agreement) plus a margin. The Advances made under the Credit Agreement are repayable in full on March 31, 2010. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. The Credit Agreement includes certain covenants related to profitability and capital expenditures. In connection with the Credit Agreement, the Company entered into a security agreement with WFF, pursuant to which the Company granted WFF a security interest in and a lien against certain assets of the Company. As of June 30, 2009, there was $461,000 outstanding under the Revolving Credit Facility.
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
Convertible Note
On January 31, 2007, the Company entered into a purchase agreement with Newcastle Partners, L.P. (“Newcastle”) pursuant to which the Company issued and sold in a private placement to Newcastle a convertible subordinated pay-in-kind promissory note (the “Convertible Note”) in the principal amount of $10 million. Through June 13, 2008, the outstanding principal balance and accrued but unpaid interest on the Convertible Note was convertible at any time by Newcastle into shares of common stock of the Company at a conversion price of $76.20 per share, subject to adjustment. The Convertible Note accrued interest at 8%, subject to adjustment in certain circumstances, which interest accreted as principal on the Convertible Note as of each quarterly interest payment date beginning March 31, 2007. The Company also had the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Convertible Note in cash at a higher interest rate following the first anniversary if the weighted average market price of the Company’s common stock was greater than 200% of the conversion price ($152.40 per share). The Convertible Note matures on January 31, 2017. The Company had the right to prepay the Convertible Note at an amount equal to 105% of outstanding principal following the third anniversary of the issuance of the Convertible Note so long as a weighted average market price of the Company’s common stock was greater than 150% of the conversion price ($114.40 per share). In connection with the purchase of the Convertible Note, the Company and Newcastle also entered into a registration rights agreement pursuant to which Newcastle was granted demand and piggyback registration rights in respect of shares of common stock that may be issued under the Convertible Note. In March 2007, the Company granted Newcastle a second priority lien in certain assets of the Company in order to secure the obligations under the Convertible Note.

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
On June 13, 2008, the Company and Newcastle entered into the Second Amended and Restated Convertible Promissory Note (the “Amended Convertible Note”) with a principal amount of $11.1 million (which represented the original $10.0 million note plus payment-in-kind interest accreted as additional principal and accrued interest through June 13, 2008). The Amended Convertible Note reflects a reduction in the conversion price from $76.20 per share down to $4.00 per share (subject to adjustment) and a reduction in the interest rate from 8% to 4% per annum. On or after January 31, 2010, the Company has the right to prepay the Amended Convertible Note at an amount equal to 105% of the outstanding principal so long as a weighted average market price of the Company’s common stock is greater than 200% of the conversion price ($8.00 per share). As a result of the amendment, the remaining balance of the beneficial conversion feature related to the original Convertible Note issued on January 31, 2007, net of income taxes, was written off resulting in a loss on extinguishment of debt of approximately $1.1 million during the three months ended June 30, 2008. As the Amended Convertible Note is convertible at the option of Newcastle at a beneficial conversion rate of $4.00 per share (closing market price of the Company’s common stock as of June 13, 2008 was $4.20 per share), the embedded beneficial conversion feature was recorded as a debt discount with the credit charged to shareholders’ equity, net of tax, and amortized using the effective interest method over the life of the debt in accordance with EITF 00-27.
On March 25, 2009, the Company entered into Amendment Number One to the Amended Convertible Note (the “First Amendment to Note”). The First Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2009.
A summary of the Amended Convertible Note activity for the six months ended June 30, 2009 is as follows (in thousands):

Convertible note at December 31, 2008	$10,840
Beneficial conversion feature	(12)
Accretion of beneficial conversion feature	35
Accrued interest	228

Convertible note at June 30, 2009	$11,091

Total interest expense recorded on the Convertible Note and the Amended Convertible Note, including accretion of beneficial conversion feature, totaled $132,000 and $194,000 during the three months ended June 30, 2009 and 2008, respectively, and $262,000 and $401,000 during the six months ended June 30, 2009 and 2008, respectively.
Floor Plan Arrangements
The Company had financed certain inventory purchases through floor plan arrangements with two finance companies, and at December 31, 2008, the Company had outstanding obligations of $291,000 under these arrangements. The floor plan arrangements were terminated in early 2009, and the outstanding balance was paid off on March 4, 2009. The Company has no further obligations under these arrangements.
Capital Lease
During 2008, the Company entered into capital leases related to technology systems and vehicles, which were recorded as fixed assets in the Company’s Consolidated Condensed Balance Sheets. At June 30, 2009 and December 31, 2008, the leases were recorded in the Company’s Consolidated Condensed Balance Sheets at approximately $263,000, which includes the present value of interest payments.

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
The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years. The Company recognized stock-based compensation expense of $13,000 versus income of $10,000 for the three months ended June 30, 2009 and 2008, respectively, and expense of $24,000 and $73,000 for the six months ended June 30, 2009 and 2008, respectively.
The following summarizes stock option share activity during the six months ended June 30, 2009:

			Weighted
		Weighted	Average
	Stock	average	Remaining
	option	exercise	contractual term	Aggregate
	shares	price	(in years)	intrinsic value
Outstanding at December 31, 2008	26,750	$89.84
Granted	—	—
Exercised	—	—
Canceled or expired	(4,250)	79.85

Outstanding at June 30, 2009	22,500	$89.03	4.4	$—

Exercisable at June 30, 2009	18,500	$86.68	4.0	$—

The following summarizes non-vested stock options as of December 31, 2008 and changes during the six months ended June 30, 2009:

		Weighted
	Stock	average
	option	grant date
	shares	fair value
Non-vested at December 31, 2008	6,450	$21.90
Granted	—	—
Vested	(2,450)	20.03
Canceled or expired	—	—

Non-vested at June 30, 2009	4,000	$23.04

The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on June 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. No stock options were exercised during the three or six month periods ended June 30, 2009. The total fair value of options vesting during the three and six months ended June 30, 2009 was approximately $0 and $49,000, respectively. As of June 30, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $69,000, which is expected to be recognized over a weighted average period of approximately 0.7 years. As of June 30, 2009, there were 42,500 shares of common stock available for issuance of future stock option grants under the 2007 Plan.
Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”), 37,500 shares were authorized for issuance to Company employees. Eligible employees may purchase Company stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At June 30, 2009, 20,973 shares were available for future issuance under the ESPP.

Note 7 — Per Share Data
Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and convertible debt. The weighted average number of common shares outstanding for each of the three and six months ended June 30, 2009 and 2008 is set forth in the following table (in thousands):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	433	433	433	433
Potentially dilutive stock options and convertible debt	2,875	144	2,846	144
Anti-dilutive due to net loss in period	—	(144)	(2,846)	(144)

Diluted weighted average shares outstanding	3,308	433	433	433

The number of stock option shares that was not included in the table above because the impact would have been anti-dilutive based on the exercise price totaled 22,500 and 40,450 for the three and six months ended June 30, 2009 and 2008, respectively. The calculation of fully diluted earnings per share includes the add back of $69,000 of interest expense related to the Amended Convertible Note during the three months ended June 30, 2009.
Note 8 — Income Taxes
The benefit from income taxes for the three and six months ended June 30, 2009 was $5,000 and $7,000, respectively. The provisions for income taxes for the three and six months ended June 30, 2008, which were primarily related to state taxes, totaled $17,000 and $33,000, respectively. As of June 30, 2009, the Company continues to record a full valuation allowance against net deferred tax asset balances.
As of June 30, 2009 and June 30, 2008, the Company had $0 and $412,000 of unrecognized tax benefits, respectively, all of which would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest related to uncertain tax positions as of June 30, 2009 and June 30, 2008 was $0 and $143,000, respectively. As of December 31, 2008, the entire liability was recognized as the matters were resolved prior to this date. This recognition affected the Company’s effective tax rate. Tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions where the Company is subject to income tax.
Note 9 — Shareholders’ Deficit
The changes to shareholders’ deficit during the six months ended June 30, 2009 are as follows (in thousands):

Shareholders’ deficit at December 31, 2008		$(256)
Net loss		(1,657)
Stock based compensation		24
Beneficial conversion feature, net of tax		12

Shareholders’ deficit at June 30, 2009	$	(1,877)

Note 10 — Environmental Matters
Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1998, at the site of a former leased facility of the Company’s electronics circuit board manufacturing business (“ESD”). The ESD business was closed in the early 1990s. At June 30, 2009 and December 31, 2008, estimated future remediation and related costs for this matter totaled approximately $2.7 million and $3.0 million, respectively. At June 30, 2009, approximately $816,000 (estimated current portion) was included in accrued liabilities and $1.9 million (estimated non-current portion) was included in other long term liabilities in the Company’s Consolidated Condensed Balance Sheets.
Note 11 — Litigation
The Company is involved in litigation, which is incidental to its current and discontinued businesses. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes that the resolution of these actions will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

Note 12 — Business Segment Information
As of June 30, 2009, the Company operates two reportable business segments: Bell Techlogix, a provider of integrated technology product and service solutions and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for recreational vehicles, boats, snowmobiles, motorcycles and ATVs. The Company also separately records expenses related to corporate overhead which supports the business lines. The Company’s former segment, SkyTel, has been reflected as a discontinued operation and, therefore, is not presented. Each operating segment offers unique products and services and has separate management.
The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues:
Bell Techlogix:
Products	$10,182	$7,641	$15,336	$13,480
Services	6,334	6,585	12,160	13,943

Total Bell Techlogix	16,516	14,226	27,496	27,423
Recreational Products Group	11,008	11,928	18,355	21,819

Total net revenues	$27,524	$26,154	$45,851	$49,242

Operating income (loss):
Bell Techlogix	$438	$34	$(151)	$458
Recreational Products Group	1,002	688	830	876
Corporate	(939)	(775)	(1,845)	(1,912)

Total operating income (loss)	501	(53)	(1,166)	(578)
Loss on extinguishment of debt	—	1,053	—	1,053
Interest expense, net	290	307	498	446

Income (loss) from continuing operations before income taxes	$211	$(1,413)	$(1,664)	$(2,077)

Depreciation and amortization:
Bell Techlogix	$160	$348	$325	$656
Recreational Products Group	26	29	52	59
Corporate	48	52	97	102

	$234	$429	$474	$817

Capital expenditures:
Bell Techlogix	$14	$260	$33	$602
Recreational Products Group	8	22	16	22
Corporate	1	4	10	42

	$23	$286	$59	$666

	June 30,	December 31,
	2009	2008
Total assets:
Bell Techlogix	$10,075	$6,494
Recreational Products Group	11,674	11,184
Corporate	1,804	5,646
Discontinued operations	1,043	3,936

	$24,596	$27,260

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
Note 14 — Subsequent Events
The Company evaluated subsequent events through August 14, 2009, the date its condensed consolidated financial statements were issued. No matters were identified that would materially impact the Company’s condensed consolidated financial statements or require disclosure in accordance with SFAS No. 165, “Subsequent Events” (“SFAS 165”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of financial condition and results of operations of the Company should be read in conjunction with the consolidated condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the Company’s plans, strategies and prospects, both business and financial. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements that the Company makes in this Quarterly Report are set forth below, are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and are set forth in other reports or documents that the Company files from time to time with the SEC. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Critical Accounting Policies
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the critical accounting policies were identified which affect the more significant estimates and assumptions used in preparing the consolidated financial statements. These policies have not changed from those previously disclosed.
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
In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4’). FSP No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. FSP No. 157-4 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. FSP No. 157-4 also requires increased disclosures. FSP No. 157-4 became effective for interim and annual reporting periods ending after June 15, 2009 and is applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter of 2009; however, the Company determined that its adoption of FSP No. 157-4 had an immaterial impact on the Company’s consolidated financial position and results of operations.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. FSP 107-1 and APB 28-1 became effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP 107-1 and APB 28-1 in the second quarter of 2009. See Note 3 of the Notes to Consolidated Condensed Financial Statements.

In May 2009, the FASB issued SFAS 165, which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 became effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted SFAS 165 during the second quarter of 2009. See Note 14 of the Notes to Consolidated Condensed Financial Statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the authoritative source of accounting principles to be used in the preparation of financial statements by nongovernmental entities. SFAS 168 is effective for fiscal years and interim periods ending after September 15, 2009. The Company plans to adopt SFAS 168 during the third quarter of 2009.
Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
The Company has provided a summary of its consolidated operating results for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, followed by an overview of its business segment performance below:
Net revenues
Net revenues were $27.5 million for the second quarter of 2009 as compared to $26.1 million for the second quarter of 2008, representing an increase of $1.4 million or 5.2%. The increase consisted of a $2.3 million increase in net revenues in the Bell Techlogix segment partially offset by a $0.9 million decrease in revenues in the Recreational Products Group segment.
Gross profit
Gross profit, which represents net revenues less the cost of products sold and services provided, was $6.1 million, or 22.3%, of net revenues, for the second quarter of 2009, compared to $5.9 million, or 22.5%, of net revenues, for the second quarter of 2008. The increase in gross profit of $0.2 million was primarily the result of a increase in revenues in the Bell Techlogix segment during the second quarter of 2009.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $5.6 million, or 20.5%, of net revenues, for the second quarter of 2009, compared to $6.0 million, or 23.0%, of net revenues, for the second quarter of 2008. The decrease in SG&A expenses of $0.3 million consisted of reductions in SG&A expenses of $0.3 million in the Recreational Products Group segment and $0.2 million in the Bell Techlogix segment offset slightly by an increase of $0.2 million in the Corporate segment for the second quarter of 2009.
Interest and other, net
Net interest expense was $290,000 for the second quarter of 2009, compared to $307,000 for the second quarter of 2008. The decrease in net interest expense was the result of the allocation, during the second quarter of 2008, of $282,000 of interest expense to discontinued operations and a decrease in the interest rate on the Amended Convertible Note from 8.0% to 4.0%. The net interest expense was primarily the result of the outstanding balances under the Revolving Credit Facility and the Amended Convertible Note. The loss on extinguishment of debt of $1.1 million recorded during the three months ended June 30, 2008 related to the amendment of the convertible notes which resulted in a reduction in the conversion price from $76.20 per share down to $4.00 per share. The loss represented the write-off of the net balance of the beneficial conversion feature which had been recorded at issuance of the note in January 2007.
Income taxes
The benefit from income taxes was $5,000 for the second quarter of 2009 compared to a provision for income taxes of $17,000 for the second quarter of 2008, which was primarily related to state taxes. As of June 30, 2009, the Company continued to record a full valuation allowance against net deferred tax asset balances.

Discontinued operations
In late 2007, the Company entered into letters of intent with two companies to sell its SkyTel division in two separate transactions. The Company completed the sale of the SkyGuard and FleetHawk product lines in February 2008 and the sale of the remainder of the SkyTel business in June 2008. Accordingly, the results of the SkyTel business have been classified as discontinued operations in the accompanying financial statements. For the three months ended June 30, 2009 and 2008, the SkyTel division had revenues of $0 and $15.0 million, respectively, and a loss before income taxes of $0 and $2.9 million, respectively. For the three and six months ended June 30, 2008, the Company recognized an additional $500,000 loss on the sale of the SkyTel business resulting from a reduction in the total consideration as reflected in the Consolidated Condensed Statements of Operations.
Business Segment Results
The Company operates two reportable business segments: Bell Techlogix, a provider of integrated technology product and service solutions and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for the recreational vehicles, boats, snowmobiles, motorcycles and ATVs. The Company also separately records expenses related to corporate overhead which supports the business lines. The Company’s former segment, SkyTel, has been reflected as a discontinued operation and, therefore, is not presented.
Bell Techlogix
Bell Techlogix’s revenues of $16.5 million for the second quarter of 2009 represented a 16.1% increase from the $14.2 million of revenues for the second quarter of 2008. Product revenues of $10.2 million for the second quarter of 2009 represented a 33.3% increase from the $7.6 million of product revenues for the second quarter of 2008, which was primarily the result of increased hardware and software sales into the K-12 and higher education markets. Service revenues of $6.3 million for the second quarter of 2009 represented a 3.8% decrease from the $6.6 million of service revenues for the second quarter of 2008 due to the expiration of certain services contracts during 2008.
Bell Techlogix’s operating income of $438,000 for the second quarter of 2009 represented a $404,000 increase from the operating income of $34,000 for the second quarter of 2008. This increase was due to an increase of $258,000 in gross profit primarily related to the higher product revenues and a $150,000 contract termination fee and a decrease of $146,000 in SG&A expenses due primarily to reductions in salaries and wages and shipping costs.
Recreational Products Group
Recreational Products Group (“RPG”) revenues of $11.0 million for the second quarter of 2009 represented a 7.7% decrease from the $11.9 million of revenues for the second quarter of 2008. This decrease was primarily related to lower sales in the marine and recreational vehicle product lines which can be attributed primarily to a continued decline in consumer spending at dealers.
RPG operating income of $1.0 million for the second quarter of 2009 represented a $0.3 million increase from the operating income of $0.7 million for the second quarter of 2008. This increase was primarily due to a $0.3 million decrease in SG&A expenses as a result of reductions in headcount, freight and facility costs and an increase in gross profit margins from 27.8% in the second quarter of 2008 to 30.1% in the second quarter of 2009, partially offset by the lower revenues discussed above.
Corporate
Corporate overhead costs of $939,000 for the second quarter of 2009 represented a 21.2% increase from $775,000 for the second quarter of 2008. The increase in costs of $164,000 was primarily the result of a reduction to expenses in 2008 by $200,000 due to a favorable legal settlement. The cost increase was offset slightly by headcount reductions and the related decrease in travel and benefits costs, and reductions in insurance and telecommunications expenses.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
The Company has provided a summary of its consolidated operating results for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, followed by an overview of its business segment performance below:
Net revenues
Net revenues were $45.9 million for the six months ended June 30, 2009 as compared to $49.3 million for the six months ended June 30, 2008, representing a decrease of $3.4 million or 6.9%. The decrease was the result of a $3.4 million decrease in net revenues in the Recreational Products Group.
Gross profit
Gross profit was $9.9 million, or 21.5% of net revenues, for the six months ended June 30, 2009, compared to $11.3 million, or 22.9% of net revenues, for the six months ended June 30, 2008. The decrease in gross profit of $1.4 million was the result of a $0.8 million decrease in gross profit in Bell Techlogix and a $0.6 million decrease in gross profit in the Recreational Product Group.
Selling, general and administrative expenses
SG&A expenses were $11.0 million, or 24.0% of net revenues, for the six months ended June 30, 2009, compared to $11.9 million, or 24.2% of net revenues, for the six months ended June 30, 2008. The decrease in SG&A expenses of $0.9 million consisted of reductions in SG&A expenses of $0.6 million in the Recreational Products Group, $0.2 million in Bell Techlogix and $0.1 million in the Corporate segment for the six months ended June 30, 2009.
Interest and other, net
Net interest expense was $498,000 for the six months ended June 30, 2009, compared to $446,000 for the six months ended June 30, 2008. The increase in net interest expense was the result of the allocation, during the six months ended June 30, 2008 of $592,000 of interest expense to discontinued operations offset by the decrease in the interest rate on the Amended Convertible Note from 8.0% to 4.0%. The net interest expense was primarily the result of the outstanding balances under the Revolving Credit Facility and Amended Convertible Note.
Income taxes
The benefit from income taxes was $7,000 for the six months ended June 30, 2009 compared to a provision for income taxes of $33,000 for the six months ended June 30, 2008, which were primarily related to state taxes.

Discontinued operations
For the six months ended June 30 2008, the SkyTel division had revenues of $35.1 million and a loss before income taxes of $1.9 million. During the six months ended June 30, 2009, no revenue or operating income was attributable to discontinued operations.
Business Segment Results
Bell Techlogix
Bell Techlogix’s revenues of $27.5 million for the six months ended June 30, 2009 were flat compared to the six months ended June 30, 2008. Product revenues of $15.3 million for the six months ended June 30, 2009 represented a 13.8% increase from the $13.5 million of product revenues for the six months ended June 30, 2008, which was primarily the result of increased hardware and software sales into the K-12 and higher education markets. Service revenues of $12.2 million for the six months ended June 30, 2009 represented a 12.8% decrease from the $13.9 million of service revenues for the six months ended June 30, 2008. The service revenue decrease was primarily the result of a significant non-recurring project in the first quarter of 2008 and the expiration of certain services contracts during 2008.
Bell Techlogix’s operating loss of $151,000 for the six months ended June 30, 2009 represented a $0.6 million decrease from the operating income of $0.5 million for the six months ended June 30, 2008. The decline in operating income was the result of the expiration of certain service contracts during 2008, a significant non-recurring services project in the first quarter of 2008 and increases in sales and marketing costs in an attempt to grow the commercial segment of the Bell Techlogix business.
Recreational Products Group
RPG revenues of $18.4 million for the six months ended June 30, 2009 represented a 15.9% decrease from the $21.8 million for the six months ended June 30, 2008. This decrease was primarily related to lower sales in the recreational vehicle and marine product lines attributed primarily to lower out of season purchases by dealers and a continued decline in consumer spending at dealers. As a result of the current economic uncertainty, many dealers have made strategic changes in buying habits to stock less product and order product from distributors as they need parts for repairs or as customers place orders.
RPG operating income of $0.8 million for the six months ended June 30, 2009 represented a $46,000 decrease from the operating income of $0.9 million for the six months ended June 30, 2008. This decrease was primarily attributed to the lower revenues discussed above, mostly offset by an increase in gross profit margins from 26.1% during the six months ended June 30, 2008 to 27.7% during the six months ended June 30, 2009 and a $0.6 million decrease in SG&A expenses due to reductions in headcount, freight and facility costs.
Corporate
Corporate overhead costs of $1.8 million for the six months ended June 30, 2009 represented a 3.5% decease from $1.9 million for the six months ended June 30, 2008. The decrease in costs of $67,000 was primarily the result of headcount reductions and the related decrease in travel and benefits costs and reductions in insurance and telecommunications expenses, partially offset by the $0.2 million reduction to expenses in 2008 due to a favorable legal settlement.

Changes in Financial Condition
Liquidity and Capital Resources
Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	June 30	December 31
	2009	2008
Cash and cash equivalents	$39	$3,233
Net working capital	$10,755	$12,305
Current ratio	1.91	1.98
Long-term liabilities to capitalization (1)	114.6%	101.7%
Shareholders’ deficit per share	$(4.33)	$(0.59)
Days’ sales in receivables	48	50

(1)	Capitalization represents the sum of long-term liabilities and shareholders’ deficit.
For the six months ended June 30, 2009, net cash used in operating activities totaled $5.9 million, consisting of a net loss of $1.7 million, an increase in accounts receivable of $4.7 million, related primarily to the Recreational Products Group selling products with extended payment terms and a decrease in accounts payable and accrued liabilities of $1.7 million, partially offset by non-cash expenses of $1.0 million and a decrease in inventory of $1.2 million. Net cash provided by investing activities totaled $2.7 million, consisting of $2.8 million in cash provided by investing activities for discontinued operations (the Company’s former SkyTel division) from payments received during the first half of 2009 on notes receivable related to the various SkyTel sale transactions, offset by $59,000 in cash used in investing activities for continuing operations related to purchases of fixed assets. Net cash used in financing activities totaled $70,000, consisting of $0.3 million in payments of floor plan payables, $0.2 millions in payments of debt acquisition costs and $0.1 million in capital lease payments, partially offset by $0.5 million in borrowings on the Revolving Credit Facility.
For the six months ended June 30, 2008, net cash used in operating activities totaled $3.9 million, consisting of $2.0 million used in operating activities for continuing operations and $1.9 million used in operating activities for discontinued operations. The net cash used in operating activities for continuing operations was primarily the result of a loss of $2.1 million, a decrease in accounts payable and accrued liabilities of $3.0 million and an increase in accounts receivable of $1.0 million, related primarily to the Recreational Products Group selling products with extended payment terms, partially offset by non-cash expenses of $2.3 million and a decrease in inventory of $1.8 million. Net cash provided by investing activities totaled $8.8 million, consisting of $0.2 million used in investing activities for continuing operations related to $0.7 million in purchases of fixed assets, partially offset by $0.5 million in proceeds from a life insurance policy and $9.0 million provided by investing activities for discontinued operations. The $9.0 million in cash provided by investing activities for discontinued operations represented $10.0 million in proceeds, including $7.0 million from the sale of the SkyGuard and FleetHawk products lines to SkyGuard, LLC in February 2008 and $3.0 million from the sale of the remainder of the SkyTel business to Velocita in June 2008, partially offset by $1.0 million in purchases of fixed assets (primarily pagers which were rented to customers.) Net cash used in financing activities totaled $3.9 million, consisting of $3.6 million used in financing activities for continuing operations, including $2.8 million to pay down the Revolving Credit Facility, $0.6 million in payments of floor plan payables and $0.1 million in debt acquisition costs, and $0.3 million used in financing activities for discontinued operations related to payments of capital lease obligations.

Revolving Credit Facility with Wells Fargo Foothill
As of June 30, 2009, the Company had $461,000 outstanding under its Revolving Credit Facility with WFF. The Company anticipates utilizing the Revolving Credit Facility periodically during 2009 to fund working capital needs. The Revolving Credit Facility is secured by a lien on substantially all of the Company’s assets.
Additional Advances under the Revolving Credit Facility will be available to the Company, up to the aggregate $10 million credit limit, subject to restrictions based on the borrowing base. The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Revolving Credit Facility bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the greater of 3.5% or the rate of interest per annum announced from time to time by WFF as its prime rate, plus a margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the greater of 3.0% or the LIBOR Rate (as defined in the Credit Agreement) plus a margin. The Advances made under the Credit Agreement are repayable in full on March 31, 2010. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments, the Company is obligated to pay a prepayment premium.
On March 12, 2009, the Company entered into the Fifth Amendment with WFF. The Fifth Amendment added the Company’s newly formed subsidiary, Bell Techlogix, Inc., as a party to the Revolving Credit Facility and made immaterial conforming and updating amendments.
On March 25, 2009, the Company entered into the Sixth Amendment with WFF. The Sixth Amendment modified the block on the amount of the Revolving Credit Facility available during 2009 to amounts ranging from $3.5 million to $6.0 million, revised the expiration date of the Revolving Credit Facility to March 31, 2010, established a minimum prime rate of 3.5% and a minimum LIBOR rate of 3.0%, increased the margin on both prime rate and LIBOR rate loans to percentages ranging from 4.0% to 4.5% and revised the financial profitability and capital expenditure covenants for the year ended December 31, 2009.
Convertible Note Held By Newcastle
On January 31, 2007, the Company issued to Newcastle the Convertible Note, a convertible subordinated pay-in-kind promissory note with a principal amount of $10.0 million, in order to complete the financing of the Company’s acquisition of SkyTel. The Convertible Note was amended and restated on June 13, 2008. The Amended Convertible Note is secured by a second priority lien on substantially all of the Company’s assets. The outstanding principal balance and/or accrued but unpaid interest on the Amended Convertible Note is convertible at any time by Newcastle into shares of the Company’s common stock at a conversion price of $4.00 per share (the “Conversion Price”), subject to adjustment. The Amended Convertible Note accrues interest at 4% per annum, subject to adjustment in certain circumstances, which interest accretes as principal on the Amended Convertible Note as of each quarterly interest payment date. In connection with execution of the Amended Convertible Note, and subject to certain conditions, the Company has agreed to appoint such number of director designees of Newcastle such that Newcastle’s designees constitute 50% of the then outstanding current members of the Company’s board of directors (or, if the number of members of the board of directors is an odd integer, such number of Newcastle designees equal to the lowest integer that is greater than 50% of the then outstanding members). The Company also has the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Amended Convertible Note in cash at a higher interest rate (8%) following January 31, 2009 if the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price ($8.00 per share). The Amended Convertible Note matures on January 31, 2017. The Company has the right to prepay the Amended Convertible Note at an amount equal to 105% of outstanding principal after January 31, 2010 so long as the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price ($8.00). As of June 30, 2009, the outstanding principal balance and accrued but unpaid interest on the Amended Convertible Note was $11.6 million.
On March 25, 2009, the Company entered into the First Amendment to Note. This amendment revised the financial profitability covenants for each of the quarters during the year ended December 31, 2009.
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
The Company has no investments in market risk-sensitive investments for either trading purposes or purposes other than trading purposes. The Company is exposed to market risk from changes in interest rates on variable rate debt. Under the Credit Agreement with WFF, advances bear interest based on WFF’s prime rate plus a margin or the LIBOR Rate plus a margin. Based on the Company’s average outstanding variable rate debt during the six months ended June 30, 2009, a 1% increase in the variable rate would increase annual interest expense by approximately $12,000.

Item 4.	Controls and Procedures
The Company’s management, with the participation of its Interim Chief Executive Officer and its President and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on this evaluation, the Company’s Interim Chief Executive Officer and President and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its Interim Chief Executive Officer and President and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) intended to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
There have been no material changes in the risk factors disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results. You should carefully consider the risks described in the Company’s Annual Report on Form 10-K before deciding to invest in the Company’s common stock. In assessing these risks, you should also refer to the other information in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the Company’s financial statements and the related notes. Various statements in this Quarterly Report on Form 10-Q constitute forward-looking statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

10.a.
Settlement Agreement and Mutual Release, dated as of May 12, 2009, by and among Bell Industries, Inc., Bell Techlogix, Inc., Velocita Wireless LLC, United Wireless Holdings Inc., North American Wireless Holdings LLC, Skytel Spectrum LLC, ST Network Services LLC, United Spectrum Management Services LLC, ST Messaging Services LLC and Messaging Management Services LLC (incorporated by reference to Exhibit 10.d. of the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2009)

31.1
Certification of Clinton J. Coleman, Interim Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

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

BELL INDUSTRIES, INC.
Dated: August 14, 2009	By:	/s/ Clinton J. Coleman
Clinton J. Coleman
Interim Chief Executive Officer (authorized officer of registrant)

Dated: August 14, 2009	By:	/s/ Kevin J. Thimjon
Kevin J. Thimjon
President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.a.
Settlement Agreement and Mutual Release, dated as of May 12, 2009, by and among Bell Industries, Inc., Bell Techlogix, Inc., Velocita Wireless LLC, United Wireless Holdings Inc., North American Wireless Holdings LLC, Skytel Spectrum LLC, ST Network Services LLC, United Spectrum Management Services LLC, ST Messaging Services LLC and Messaging Management Services LLC (incorporated by reference to Exhibit 10.d. of the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2009)

31.1
Certification of Clinton J. Coleman, Interim Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

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