Form 10-Q
period 2009-09-30
BELL INDUSTRIES INC /NEW/
filed 2009-11-13
CIK 945489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from  _____  to  _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of the close of business on November 13, 2009, there were 433,416 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.
SEPTEMBER 30, 2009 QUARTERLY REPORT ON FORM 10-Q
INDEX

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues:
Products	$27,731	$27,561	$61,422	$62,860
Services	7,153	6,208	19,313	20,151

Total net revenues	34,884	33,769	80,735	83,011

Costs and expenses:
Cost of products sold	23,009	23,080	50,183	51,353
Cost of services provided	5,231	4,442	14,049	14,128
Selling, general and administrative expenses	5,610	6,584	16,635	18,445
Interest expense, net	306	225	804	671
Loss on extinguishment of debt	—	—	—	1,053

Total costs and expenses	34,156	34,331	81,671	85,650

Income (loss) from continuing operations before benefit from income taxes	728	(562)	(936)	(2,639)
Benefit from income taxes	(4)	(393)	(11)	(360)

Income (loss) from continuing operations	732	(169)	(925)	(2,279)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	200	—	(1,162)
Loss on sale of discontinued operations, net of tax	—	—	—	(500)

Income (loss) from discontinued operations, net of tax	—	200	—	(1,662)

Net income (loss)	$732	$31	$(925)	$(3,941)

Share and per share data
Basic:
Income (loss) from continuing operations	$1.69	$(0.39)	$(2.14)	$(5.26)
Income (loss) from discontinued operations	—	0.46	—	(3.84)

Net income (loss)	$1.69	$0.07	$(2.14)	$(9.10)

Weighted average common shares outstanding	433	433	433	433

Diluted:
Income (loss) from continuing operations	$0.24	$(0.10)	$(2.14)	$(5.26)
Income (loss) from discontinued operations	—	0.14	—	(3.84)

Net income (loss)	$0.24	$0.04	$(2.14)	$(9.10)

Weighted average common shares outstanding	3,337	1,750	433	433

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,933	$3,233
Accounts receivable, less allowance for doubtful accounts of $923 and $791, respectively	11,939	8,096
Inventories, net	7,017	8,770
Notes receivable	700	3,000
Prepaid expenses and other current assets	1,185	1,819

Total current assets	22,774	24,918

Fixed assets, net of accumulated depreciation of $11,264 and $11,443, respectively	939	1,475
Other assets	842	867

Total assets	$24,555	$27,260

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Floor plan payables	$—	$291
Accounts payable	5,770	7,189
Accrued payroll	2,186	1,462
Other accrued liabilities	2,956	3,671

Total current liabilities	10,912	12,613

Convertible note	11,217	10,840
Other long-term liabilities	3,553	4,063

Total liabilities	25,682	27,516

Commitments and contingencies

Shareholders’ deficit:
Preferred stock:
Authorized - 1,000,000 shares, outstanding — none
Common stock:
Authorized - 10,000,000 shares, outstanding — 433,416 shares	35,549	35,495
Accumulated deficit	(36,676)	(35,751)

Total shareholders’ deficit	(1,127)	(256)

Total liabilities and shareholders’ deficit	$24,555	$27,260

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30
	2009	2008
Cash flows from operating activities:
Net loss	$(925)	$(3,941)
Loss from discontinued operations, net of tax	—	1,162
Loss on sale of discontinued operations, net of tax	—	500
Adjustments to reconcile net loss to net cash used in operating activities for continuing operations:
Depreciation and amortization expense	686	1,221
Non-cash interest expense	590	453
Stock-based compensation expense	37	112
Provision for losses on accounts receivable, net	124	337
Loss on extinguishment of debt	—	1,053
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(3,967)	(1,256)
Inventories	1,753	2,878
Accounts payable	(1,419)	(3,469)
Accrued payroll	724	768
Accrued liabilities and other	(1,177)	(2,497)

Net cash used in operating activities for continuing operations	(3,574)	(2,679)
Net cash used in operating activities for discontinued operations	(159)	(1,985)

Net cash used in operating activities	(3,733)	(4,664)

Cash flows from investing activities:
Purchases of fixed assets and other	(95)	(765)
Proceeds from life insurance policy	—	488
Proceeds from sale of assets, net of costs	—	8

Net cash used in investing activities for continuing operations	(95)	(269)
Net cash provided by investing activities for discontinued operations	3,093	11,946

Net cash provided by investing activities	2,998	11,677

Cash flows from financing activities:
Net payments under revolving credit facility	—	(4,775)
Debt acquisition costs	(176)	(118)
Net payments of floor plan payables	(291)	(766)
Principal payments on capital leases	(98)	(97)

Net cash used in financing activities for continuing operations	(565)	(5,756)
Net cash used in financing activities for discontinued operations	—	(335)

Net cash used in financing activities	(565)	(6,091)

Net (decrease) increase in cash and cash equivalents	(1,300)	922
Cash and cash equivalents at beginning of period	3,233	409

Cash and cash equivalents at end of period	$1,933	$1,331

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
On February 14, 2008, the Company completed the sale of the SkyGuard and FleetHawk product lines to SkyGuard, LLC for $7.0 million in cash. On June 13, 2008, the Company completed the sale of the remainder of the SkyTel division to Velocita Wireless, LLC (“Velocita”) for total consideration of $7.5 million, consisting of $3.0 million in cash at closing, a $3.0 million secured note payable thirty days after closing and a $1.5 million unsecured note (“Velocita Unsecured Note”) payable on the one year anniversary of the closing. Subsequent to the closing, Velocita agreed to pay the Company a working capital adjustment of $1.5 million (“Working Capital Adjustment Note”) payable in installments through June 15, 2009. On May 12, 2009, the Company entered into a settlement agreement with Velocita and various of Velocita’s affiliated entities, which included an agreement to reduce the amount of the $1.5 million Velocita Unsecured Note due June 13, 2009 to $1.35 million, with $250,000 paid May 12, 2009 and the remaining $1.1 million balance payable in eleven monthly installments of $100,000 each beginning June 1, 2009. In exchange for the reduction in the principal amount of the Velocita Unsecured Note and the extended payment terms, the Company received corporate guarantees from the Velocita affiliated entities on the remaining outstanding balance. In addition, the balance outstanding on the Working Capital Adjustment Note of $1.1 million was paid in full on May 12, 2009. The proceeds have and will continue be used to pay down outstanding balances on the Company’s revolving credit facility and to provide working capital for the Company’s continuing operations.
Upon the closing of the transactions, the Company no longer has any significant involvement and no longer generates cash flows from the SkyTel operations. Therefore, the SkyTel division was reflected as discontinued operations in the Consolidated Condensed Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008. Summarized financial information in the Consolidated Condensed Statements of Operations for the discontinued SkyTel operations for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues	$—	$—	$—	$35,088
Income (loss) before income taxes	—	200	—	(1,662)
Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations, net of tax	$—	$200	$—	$(1,162)

In presenting discontinued operations, corporate overhead expenses have not been allocated. For the nine months ended September 30, 2009 and 2008, interest expense of $0 and $657,000, respectively, was allocated to discontinued operations based upon the anticipated proceeds or debt balance attributable to those operations. Income taxes have been allocated to discontinued operations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740, Income Taxes, with intraperiod tax allocation resulting in no tax provision being provided given the Company’s full valuation allowance on its deferred tax assets.
For the three and nine months ended September 30, 2008, approximately $0 and $3.5 million, respectively, of depreciation and amortization was not expensed due to the cessation of such expense upon the SkyTel division being classified as held for sale.
Note 3 — Fair Value of Financial Instruments
The Company partially adopted ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted until January 1, 2009. This guidance establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 -
Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

Level 2 -
Inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3 -
Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

In accordance with ASC 820, the Company determines the level in the fair value hierarchy within which each fair value measurement falls, based on the lowest level input that is significant to the fair value measurement in its entirety.
The following table presents the Company’s financial asset (Notes Receivable) and non-financial liability (environmental liability, see Note 10) that are measured and recorded at fair value on the Company’s Consolidated Condensed Balance Sheets on a recurring basis and their level within the fair value hierarchy during the nine months ended September 30, 2009:

(In thousands)	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)

	Notes	Environmental
	Receivable	Liability

Fair Value at December 31, 2008	$3,000	$2,959
Total realized gains or losses	—	—
Changes in net asset or liability resulting from collections or settlements	(2,300)	(338)
Transfers in and/or out of Level 3	—	—
Fair Value at September 30, 2009	$700	$2,621

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
Note 4 — Shipping and Handling Costs
Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $929,000 and $1.1 million during the three months ended September 30, 2009 and 2008, respectively, and approximately $2.3 million and $3.0 million during the nine months ended September 30, 2009 and 2008, respectively. These costs are included within selling, general and administrative expenses in the Consolidated Condensed Statements of Operations.
Note 5 — Debt and Financing Obligations
The Company has the following debt and financing obligations:
Revolving Credit Facility
The Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc. (“WFF”), as administrative agent, pursuant to which WFF provided the Company with a revolving line of credit with a maximum credit amount of $10 million (the “Revolving Credit Facility”). Advances under the Revolving Credit Facility (the “Advances”) will be available to the Company, subject to restrictions based on the borrowing base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the greater of 3.5% or the rate of interest per annum announced from time to time by WFF as its prime rate in effect at its principal office in San Francisco, California, plus a margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the greater of 3.0% or the LIBOR Rate (as defined in the Credit Agreement) plus a margin. The Advances made under the Credit Agreement are repayable in full on March 31, 2010. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. The Credit Agreement includes certain covenants related to profitability and capital expenditures. In connection with the Credit Agreement, the Company entered into a security agreement with WFF, pursuant to which the Company granted WFF a security interest in and a lien against certain assets of the Company. As of September 30, 2009, there were no borrowings outstanding under the Revolving Credit Facility.
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

Convertible Note
On January 31, 2007, the Company entered into a purchase agreement with Newcastle Partners, L.P. (“Newcastle”) pursuant to which the Company issued and sold in a private placement to Newcastle a convertible subordinated pay-in-kind promissory note (the “Convertible Note”) in the principal amount of $10 million. Through June 13, 2008, the outstanding principal balance and accrued but unpaid interest on the Convertible Note was convertible at any time by Newcastle into shares of common stock of the Company at a conversion price of $76.20 per share, subject to adjustment. The Convertible Note accrued interest at 8%, subject to adjustment in certain circumstances, which interest accreted as principal on the Convertible Note as of each quarterly interest payment date beginning March 31, 2007. The Company also had the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Convertible Note in cash at a higher interest rate following the first anniversary if the weighted average market price of the Company’s common stock was greater than 200% of the conversion price ($152.40 per share). The Convertible Note matures on January 31, 2017. The Company had the right to prepay the Convertible Note at an amount equal to 105% of outstanding principal following the third anniversary of the issuance of the Convertible Note so long as a weighted average market price of the Company’s common stock was greater than 150% of the conversion price ($114.40 per share). In connection with the purchase of the Convertible Note, the Company and Newcastle also entered into a registration rights agreement pursuant to which Newcastle was granted demand and piggyback registration rights in respect of shares of common stock that may be issued under the Convertible Note. In March 2007, the Company granted Newcastle a second priority lien on certain assets of the Company in order to secure the obligations under the Convertible Note.
As this debt was convertible at the option of Newcastle at a beneficial conversion rate of $76.20 per share (closing market price of the Company’s common stock as of January 31, 2007 was $89.80 per share), the embedded beneficial conversion feature was recorded as a debt discount with the credit charged to shareholders’ equity, net of tax, and amortized using the effective interest method over the life of the debt in accordance with ASC Topic 470-20-25, Debt with Conversion and Other Options (“ASC 470-20-25”).
On June 13, 2008, the Company and Newcastle entered into the Second Amended and Restated Convertible Promissory Note (the “Amended Convertible Note”) with a principal amount of $11.1 million (which represented the original $10.0 million note plus payment-in-kind interest accreted as additional principal and accrued interest through June 13, 2008). The Amended Convertible Note reflects a reduction in the conversion price from $76.20 per share down to $4.00 per share (subject to adjustment) and a reduction in the interest rate from 8% to 4% per annum. On or after January 31, 2010, the Company has the right to prepay the Amended Convertible Note at an amount equal to 105% of the outstanding principal so long as a weighted average market price of the Company’s common stock is greater than 200% of the conversion price ($8.00 per share). As a result of the amendment, the remaining balance of the beneficial conversion feature related to the original Convertible Note issued on January 31, 2007, net of income taxes, was written off resulting in a loss on extinguishment of debt of approximately $1.1 million during the three months ended June 30, 2008. As the Amended Convertible Note is convertible at the option of Newcastle at a beneficial conversion rate of $4.00 per share (closing market price of the Company’s common stock as of June 13, 2008 was $4.20 per share), the embedded beneficial conversion feature was recorded as a debt discount with the credit charged to shareholders’ equity, net of tax, and amortized using the effective interest method over the life of the debt in accordance with ASC 470-20-25.
On October 31, 2008, Newcastle assigned the Amended Convertible Note, together with its rights under the applicable security agreements and the registration rights agreement, to BI Holdings, L.P., a limited partnership of which Newcastle Capital Management, L.P. serves as General Partner.
On March 25, 2009, the Company entered into Amendment Number One to the Amended Convertible Note (the “First Amendment to Note”). The First Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2009.
A summary of the Amended Convertible Note activity for the nine months ended September 30, 2009 is as follows (in thousands):

Convertible note at December 31, 2008	$10,840
Beneficial conversion feature	(17)
Accretion of beneficial conversion feature	49
Accrued interest	345

Convertible note at September 30, 2009	$11,217

Total interest expense recorded on the Convertible Note and the Amended Convertible Note, including accretion of beneficial conversion feature, totaled $132,000 and $126,000 during the three months ended September 30, 2009 and 2008, respectively, and $394,000 and $527,000 during the nine months ended September 30, 2009 and 2008, respectively.
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

Capital Lease
During 2008, the Company entered into capital leases related to technology systems and vehicles, which were recorded as fixed assets in the Company’s Consolidated Condensed Balance Sheets. At September 30, 2009 and December 31, 2008, the leases were recorded in the Company’s Consolidated Condensed Balance Sheets at approximately $263,000, which includes the present value of interest payments.
Note 6 — Stock-Based Compensation
The Company’s 2007 Stock Option Plan (the “2007 Plan”) provides for the issuance of common stock to be available for purchase by employees, consultants and by non-employee directors of the Company. Under the 2007 Plan, incentive and nonqualified stock options, stock appreciation rights and restricted stock may be granted. Options outstanding have terms of between five and ten years, vest over a period of up to four years and may be issued at a price equal to or greater than the fair value of the shares on the date of grant.
The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years. The Company recognized stock-based compensation expense of $13,000 and $39,000 for the three months ended September 30, 2009 and 2008, respectively, and expense of $36,000 and $112,000 for the nine months ended September 30, 2009 and 2008, respectively.
The following summarizes stock option share activity during the nine months ended September 30, 2009:

			Weighted
		Weighted	Average
	Stock	average	Remaining
	option	exercise	contractual term	Aggregate
	shares	price	(in years)	intrinsic value
Outstanding at December 31, 2008	26,750	$89.84
Granted	—	—
Exercised	—	—
Canceled or expired	(4,250)	79.85

Outstanding at September 30, 2009	22,500	$89.03	4.2	$—

Exercisable at September 30, 2009	18,500	$86.68	3.8	$—

The following summarizes non-vested stock options as of December 31, 2008 and changes during the nine months ended September 30, 2009:

		Weighted
	Stock	average
	option	grant date
	shares	fair value
Non-vested at December 31, 2008	6,450	$21.90
Granted	—	—
Vested	(2,450)	20.03
Canceled or expired	—	—

Non-vested at September 30, 2009	4,000	$23.04

The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on September 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. No stock options were exercised during the three or nine months ended September 30, 2009. The total fair value of options vesting during the three and nine months ended September 30, 2009 was approximately $0 and $49,000, respectively. As of September 30, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $56,000, which is expected to be recognized over a weighted average period of approximately 0.6 years. As of September 30, 2009, there were 42,500 shares of common stock available for issuance of future stock option grants under the 2007 Plan.
Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”), 37,500 shares were authorized for issuance to Company employees. Eligible employees may purchase Company stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At September 30, 2009, 20,973 shares were available for future issuance under the ESPP.

Note 7 — Per Share Data
Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and convertible debt. The weighted average number of common shares outstanding for each of the three and nine months ended September 30, 2009 and 2008 is set forth in the following table (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	433	433	433	433
Potentially dilutive stock options and convertible debt	2,904	1,317	2,846	141
Anti-dilutive due to net loss in period	—	—	(2,846)	(141)

Diluted weighted average shares outstanding	3,337	1,750	433	433

The number of stock option shares that was not included in the table above because the impact would have been anti-dilutive based on the exercise price totaled 22,500 and 28,000 for the three months ended September 30, 2009 and 2008, respectively, and 22,667 and 36,550 for the nine months ended September 30, 2009 and 2008, respectively. The calculation of fully diluted earnings per share includes the add-back of $70,000 and $34,000 of interest expense related to the Amended Convertible Note during the three months ended September 30, 2009 and 2008, respectively.
As of the beginning of the three months ended September 30, 2008, the potentially dilutive convertible debt would have converted into approximately 2.65 million shares of common stock; however, at that time the Company only had 1.75 million shares of common stock authorized for issuance. The Company’s shareholders approved a proposal to increase the number of authorized shares to 10.0 million at the Company’s annual meeting of shareholders in December 2008. If the increase in the authorized shares had been completed prior to September 30, 2008, the diluted weighted average shares outstanding for the three months ended September 30, 2008 would have been 3.08 million shares and the calculation of fully diluted earnings per share would have included the add-back of $68,000 of interest expense related to the Amended Convertible Note.
Note 8 — Income Taxes
The benefit from income taxes for the three and nine months ended September 30, 2009 was $4,000 and $11,000, respectively. The benefit from income taxes for the three and nine months ended September 30, 2008 totaled $393,000 and $360,000, respectively. The benefit from income taxes for the three and nine months ended September 30, 2008 was primarily the result of the favorable resolution of an uncertain tax matter in accordance with ASC Topic 740, Income Taxes, which resulted in the recognition of $412,000 in tax benefits, partially offset by a provision for state taxes. As of September 30, 2009 and 2008, the Company had no unrecognized tax benefits.
As of September 30, 2009, the Company continues to record a full valuation allowance against net deferred tax asset balances. Tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions where the Company is subject to income tax.
Note 9 — Shareholders’ Deficit
The changes to shareholders’ deficit during the nine months ended September 30, 2009 are as follows (in thousands):

Shareholders’ deficit at December 31, 2008	$(256)
Net loss	(925)
Stock based compensation	37
Beneficial conversion feature, net of tax	17

Shareholders’ deficit at September 30, 2009	$(1,127)

Note 10 — Environmental Matters
Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1998, at the site of a former leased facility of the Company’s electronics circuit board manufacturing business (“ESD”). The ESD business was closed in the early 1990s. At September 30, 2009 and December 31, 2008, estimated future remediation and related costs for this matter totaled approximately $2.6 million and $3.0 million, respectively. At September 30, 2009, approximately $675,000 (estimated current portion) was included in accrued liabilities and $1.9 million (estimated non-current portion) was included in other long term liabilities in the Company’s Consolidated Condensed Balance Sheets.
Note 11 — Royalty Commitment
In August 2009, the Company entered into a license and distribution agreement with the developer of a technology product that provides the Company with exclusive distribution rights to such product in the United States. As part of this agreement, the Company will make royalty payments based upon the revenue and profitability of the products sold and is committed to make minimum monthly and annual royalty payments which can be applied against royalties due from future product sales. The minimum annual royalty in the first year of the agreement is $378,000. As of September 30, 2009, the Company had made royalty payments of $126,000. The Company has the right to terminate the agreement with one year advance notice. In the event the developer of this technology does not perform certain of its obligations under the agreement, the royalty payments may be suspended.
Note 12 — Litigation
The Company is involved in litigation, which is incidental to its current and discontinued businesses. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes that the resolution of these actions will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.
Note 13 — Business Segment Information
As of September 30, 2009, the Company operates two reportable business segments: Bell Techlogix, a provider of integrated technology product and service solutions, and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for recreational vehicles, boats, snowmobiles, motorcycles and ATVs. The Company also separately records expenses related to corporate overhead which supports the business lines. The Company’s former segment, SkyTel, has been reflected as a discontinued operation and, therefore, is not presented. Each operating segment offers unique products and services and has separate management.
The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues:
Bell Techlogix:
Products	$17,532	$16,588	$32,868	$30,068
Services	7,153	6,208	19,313	20,151

Total Bell Techlogix	24,685	22,796	52,181	50,219
Recreational Products Group	10,199	10,973	28,554	32,792

Total net revenues	$34,884	$33,769	$80,735	$83,011

Operating income (loss):
Bell Techlogix	$1,284	$398	$1,133	$856
Recreational Products Group	615	341	1,445	1,217
Corporate	(865)	(1,076)	(2,710)	(2,988)

Total operating income (loss)	1,034	(337)	(132)	(915)
Loss on extinguishment of debt	—	—	—	1,053
Interest expense, net	306	225	804	671

Income (loss) from continuing operations before income taxes	$728	$(562)	$(936)	$(2,639)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Depreciation and amortization:
Bell Techlogix	$145	$318	$470	$979
Recreational Products Group	25	27	77	86
Corporate	42	54	139	156

	$212	$399	$686	$1,221

Capital expenditures:
Bell Techlogix	$9	$84	$42	$686
Recreational Products Group	21	—	37	22
Corporate	6	15	16	57

	$36	$99	$95	$765

			September 30,	December 31,
			2009	2008
Total assets:
Bell Techlogix			$10,365	$6,494
Recreational Products Group			10,179	11,184
Corporate			3,297	5,646
Discontinued operations			714	3,936

			$24,555	$27,260

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
Note 15 — Subsequent Events
The Company evaluated subsequent events through November 13, 2009, the date its consolidated condensed financial statements were issued. No matters were identified that would materially impact the Company’s consolidated condensed financial statements or require disclosure in accordance with ASC Topic 855, Subsequent Events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of financial condition and results of operations of the Company should be read in conjunction with the consolidated condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. This discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the Company’s plans, strategies and prospects, both business and financial. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements that the Company makes in this Quarterly Report are set forth below, are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and are set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (“SEC”). The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Critical Accounting Policies
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the critical accounting policies were identified which affect the more significant estimates and assumptions used in preparing the consolidated financial statements. These policies have not changed from those previously disclosed.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force. This guidance applies to multiple-deliverable revenue arrangements that are currently within the scope of Topic 605-25. This guidance also (i) provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated, (ii) requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, (iii) eliminates the use of the residual method and (iv) requires an entity to allocate revenue using the relative selling price method. The consensus significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this guidance on a retrospective basis. The Company has not yet determined the effect of the adoption of this guidance on the Company’s results of operations or financial position.
In July 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States. This guidance was included in the Codification under FASB Accounting Standard Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles. All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective for the Company beginning with the third quarter of 2009. Therefore, beginning with the third quarter of 2009, all references made by the Company in its consolidated condensed financial statements use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have a material impact on the Company’s consolidated condensed financial statements.
In May 2009, the FASB established guidance under ASC Topic 855, Subsequent Events, which establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance became effective for fiscal years and interim periods ending after June 15, 2009. The Company adopted this guidance during the second quarter of 2009. See Note 15 of the Notes to Consolidated Condensed Financial Statements.

In April 2009, the FASB established guidance under ASC Topic 820-10-65-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. This guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. This guidance also requires increased disclosures. This guidance became effective for interim and annual reporting periods ending after June 15, 2009 and is applied prospectively. Early adoption was permitted for periods ending after March 15, 2009. The Company adopted this guidance in the second quarter of 2009; however, the Company determined that its adoption of this guidance had an immaterial impact on the Company’s consolidated financial position and results of operations.
In April 2009, the FASB established guidance under ASC Topic 825-10-65-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This guidance became effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance in the second quarter of 2009. See Note 3 of the Notes to Consolidated Condensed Financial Statements.
In September 2006, the established guidance under ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this guidance are to be applied prospectively as of the beginning of the fiscal year in which this guidance is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. On February 12, 2008, the FASB established guidance under ASC Topic 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly, which delayed the effective date of ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company determined that its adoption of ASC 820 had an immaterial impact on the Company’s consolidated financial position and results of operations. See Note 3 of the Notes to Consolidated Condensed Financial Statements.
Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
The Company has provided a summary of its consolidated operating results for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, followed by an overview of its business segment performance below:
Net revenues
Net revenues were $34.9 million for the third quarter of 2009 as compared to $33.8 million for the third quarter of 2008, representing an increase of $1.1 million, or 3.3%. The increase consisted of a $1.9 million increase in net revenues in the Bell Techlogix segment partially offset by a $0.8 million decrease in revenues in the Recreational Products Group (“RPG”) segment.
Gross profit
Gross profit, which represents net revenues less the cost of products sold and services provided, was $6.6 million, or 19.0% of net revenues, for the third quarter of 2009 compared to $6.2 million, or 18.5% of net revenues, for the third quarter of 2008. The increase in gross profit of $0.4 million was primarily the result of an increase in revenues in the Bell Techlogix segment during the third quarter of 2009.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $5.6 million, or 16.1% of net revenues, for the third quarter of 2009 compared to $6.6 million, or 19.5% of net revenues, for the third quarter of 2008. The decrease in SG&A expenses of $1.0 million consisted of reductions in SG&A expenses of $0.4 million in the RPG segment, $0.3 million in the Bell Techlogix segment and $0.3 million in the corporate segment for the third quarter of 2009.

Interest and other, net
Net interest expense was $306,000 for the third quarter of 2009, compared to $225,000 for the third quarter of 2008. The increase in net interest expense was primarily the result of the amortization of fees incurred in connection with the Sixth Amendment to Credit Agreement with WFF entered into on March 25, 2009. The net interest expense in 2008 and 2009 was primarily the result of the outstanding balances under the Revolving Credit Facility and the Amended Convertible Note and the amortization of related bank fees.
Income taxes
The benefit from income taxes was $4,000 for the third quarter of 2009, which was primarily related to state taxes, compared to a benefit from income taxes of $393,000 for the third quarter of 2008. The benefit from income taxes for the three months ended September 30, 2008 was primarily the result of the favorable resolution of an uncertain tax matter which resulted in the recognition of $412,000 in tax benefits, partially offset by a provision for state taxes. As of September 30, 2009, the Company continued to record a full valuation allowance against net deferred tax asset balances.
Discontinued operations
In late 2007, the Company entered into letters of intent with two companies to sell its SkyTel division in two separate transactions. The Company completed the sale of the SkyGuard and FleetHawk product lines in February 2008 and the sale of the remainder of the SkyTel division in June 2008. Accordingly, the results of the SkyTel division have been classified as discontinued operations in the accompanying financial statements. For the three months ended September 30, 2008, the SkyTel division had income before income taxes of $200,000. The SkyTel business had no revenues during the three months ended September 30, 2009 and 2008.
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
Bell Techlogix
Bell Techlogix’s revenues of $24.7 million for the third quarter of 2009 represented an 8.3% increase from the $22.8 million of revenues for the third quarter of 2008. Product revenues of $17.5 million for the third quarter of 2009 represented a 5.7% increase from the $16.6 million of product revenues for the third quarter of 2008, which was primarily the result of increased software sales into the K-12 and higher education markets. Service revenues of $7.2 million for the third quarter of 2009 represented a 15.2% increase from the $6.2 million of service revenues for the third quarter of 2008 due to a large project and a $150,000 contract termination fee which both occurred in the third quarter of 2009.
Bell Techlogix’s operating income of $1.3 million for the third quarter of 2009 represented an $886,000 increase from the operating income of $398,000 for the third quarter of 2008. This increase was due to an increase of $558,000 in gross profit primarily related to the higher product revenues, an increase in certain vendor rebate programs and a $150,000 contract termination fee and a decrease of $328,000 in SG&A expenses due primarily to reductions in salaries and wages.
Recreational Products Group
RPG revenues of $10.2 million for the third quarter of 2009 represented a 7.1% decrease from the $11.0 million of revenues for the third quarter of 2008. This decrease was primarily related to lower sales in the marine and power sports (snowmobile, motorcycle and ATV) product lines which can be attributed primarily to a continued decline in consumer spending at dealers partially offset by a 4.4% increase in revenues in the recreational vehicle product line.
RPG operating income of $615,000 for the third quarter of 2009 represented a $274,000 increase from the operating income of $341,000 for the third quarter of 2008. This increase was primarily due to a $435,000 decrease in SG&A expenses as a result of reductions in headcount, freight and facility costs and an increase in gross profit margins from 27.6% in the third quarter of 2008 to 28.2% in the third quarter of 2009, partially offset by the lower revenues discussed above.

Corporate
Corporate overhead costs of $865,000 for the third quarter of 2009 represented a 19.6% decrease from $1.1 million for the third quarter of 2008. The decrease in costs of $211,000 was primarily the result of headcount reductions and related benefits and travel costs as well as savings in insurance, telecommunications and shareholder related expenses.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
The Company has provided a summary of its consolidated operating results for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, followed by an overview of its business segment performance below:
Net revenues
Net revenues were $80.7 million for the nine months ended September 30, 2009 as compared to $83.0 million for the nine months ended September 30, 2008, representing a decrease of $2.3 million or 2.7%. The decrease was the result of a $4.2 million decrease in net revenues in the RPG segment, partially offset by a $1.9 million increase in net revenues in the Bell Techlogix segment.
Gross profit
Gross profit was $16.5 million, or 20.4% of net revenues, for the nine months ended September 30, 2009, compared to $17.5 million, or 21.1% of net revenues, for the nine months ended September 30, 2008. The decrease in gross profit of $1.0 million was the result of a $0.8 million decrease in gross profit in the RPG segment and a $0.2 million decrease in gross profit in the Bell Techlogix segment.
Selling, general and administrative expenses
SG&A expenses were $16.6 million, or 20.6% of net revenues, for the nine months ended September 30, 2009, compared to $18.4 million, or 22.2% of net revenues, for the nine months ended September 30, 2008. The decrease in SG&A expenses of $1.8 million consisted of reductions in SG&A expenses of $1.0 million in the RPG segment, $0.5 million in the Bell Techlogix segment and $0.3 million in the corporate segment for the nine months ended September 30, 2009.
Interest and other, net
Net interest expense was $804,000 for the nine months ended September 30, 2009, compared to $671,000 for the nine months ended September 30, 2008. The increase in net interest expense was primarily the result of the allocation, during the nine months ended September 30, 2008, of $657,000 of interest expense to discontinued operations, partially offset by the decrease in the interest rate on the Amended Convertible Note from 8.0% to 4.0% effective June 13, 2008. The net interest expense in 2008 and 2009 was primarily the result of the outstanding balances under the Revolving Credit Facility and Amended Convertible Note and the amortization of related bank fees.
The loss on extinguishment of debt of $1.1 million recorded during the nine months ended September 30, 2008 related to the amendment of the convertible notes which resulted in a reduction in the conversion price from $76.20 per share down to $4.00 per share. The loss represented the write-off of the net balance of the beneficial conversion feature which had been recorded at issuance of the note in January 2007.
Income taxes
The benefit from income taxes was $11,000 for the nine months ended September 30, 2009, which was primarily related to state taxes, compared to a benefit from income taxes of $360,000 for the nine months ended September 30, 2008. The benefit from income taxes for the nine months ended September 30, 2008 was primarily the result of the favorable resolution of an uncertain tax matter which resulted in the recognition of $412,000 in tax benefits, partially offset by a provision for state taxes.
Discontinued operations
For the nine months ended September 30 2008, the SkyTel division had revenues of $35.1 million and a loss before income taxes of $1.7 million. During the nine months ended September 30, 2009, no revenue or operating income was attributable to discontinued operations.

Business Segment Results
Bell Techlogix
Bell Techlogix’s revenues of $52.2 million for the nine months ended September 30, 2009 represented a 3.9% increase from the $50.2 million in revenues for the nine months ended September 30, 2008. Product revenues of $32.9 million for the nine months ended September 30, 2009 represented a 9.3% increase from the $30.1 million of product revenues for the nine months ended September 30, 2008, which was primarily the result of increased hardware and software sales into the K-12 and higher education markets. Service revenues of $19.3 million for the nine months ended September 30, 2009 represented a 4.2% decrease from the $20.2 million of service revenues for the nine months ended September 30, 2008. The service revenue decrease was primarily the result of a significant non-recurring project in the first quarter of 2008 and the expiration of certain services contracts during 2008 and 2009.
Bell Techlogix’s operating income of $1.1 million for the nine months ended September 30, 2009 represented a $277,000 increase from the operating income of $856,000 for the nine months ended September 30, 2008. This increase was due to decrease of $543,000 in SG&A expenses due primarily to reductions in salaries and wages and freight costs, partially offset by a decline of $266,000 in gross profit. The decline in gross profit was primarily the result of the reduction in services revenues, which have a higher gross profit margin than product revenues.
Recreational Products Group
RPG revenues of $28.6 million for the nine months ended September 30, 2009 represented a 12.9% decrease from the $32.8 million for the nine months ended September 30, 2008. This decrease was primarily related to lower sales in the recreational vehicle and marine product lines attributed primarily to lower out of season purchases by dealers and a continued decline in consumer spending at dealers. As a result of the current economic uncertainty, many dealers have made strategic changes in buying habits to stock less product and order product from distributors as they need parts for repairs or as customers place orders.
RPG operating income of $1.4 million for the nine months ended September 30, 2009 represented a $228,000 increase from the operating income of $1.2 million for the nine months ended September 30, 2008. This increase was primarily due to a $989,000 decrease in SG&A expenses as a result of reductions in headcount, freight and facility costs and an increase in gross profit margins from 26.6% for the nine months ended September 30, 2008 to 27.9% for the nine months ended September 30, 2009, partially offset by the lower revenues discussed above.
Corporate
Corporate overhead costs of $2.7 million for the nine months ended September 30, 2009 represented a 9.3% decrease from $3.0 million for the nine months ended September 30, 2008. The decrease in costs of $278,000 was primarily the result of headcount reductions and related costs and savings in insurance, telecommunications and shareholder related expenses, partially offset by the $0.2 million reduction to expenses in 2008 due to a favorable legal settlement.

Changes in Financial Condition
Liquidity and Capital Resources
Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	September 30,	December 31,
	2009	2008
Cash and cash equivalents	$1,933	$3,233
Net working capital	$11,862	$12,305
Current ratio	2.09	1.98
Long-term liabilities to capitalization (1)	108.3%	101.7%
Shareholders’ deficit per share	$(2.60)	$(0.59)
Days’ sales in receivables	44	50

(1)	Capitalization represents the sum of long-term liabilities and shareholders’ deficit.
For the nine months ended September 30, 2009, net cash used in operating activities totaled $3.7 million, consisting of almost $3.6 million used in operating activities for continuing operations and $0.2 million used in operating activities for discontinued operations. The net cash used in operating activities for continuing operations consisted of a loss of $0.9 million, an increase in accounts receivable of $4.0 million and a decrease in accounts payable and accrued liabilities of $1.9 million, partially offset by non-cash expenses of $1.4 million and a decrease in inventory of $1.8 million. Net cash provided by investing activities totaled $3.0 million, consisting of $3.1 million in cash provided by investing activities for discontinued operations (the Company’s former SkyTel division) from proceeds received related to the various SkyTel sale transactions, offset by $0.1 million in cash used in investing activities for continuing operations related to purchases of fixed assets. Net cash used in financing activities totaled $0.6 million, consisting of $0.3 million in payments of floor plan payables, $0.2 millions in payments of debt acquisition costs and $0.1 million in capital lease payments.
For the nine months ended September 30, 2008, net cash used in operating activities totaled $4.7 million, consisting of $2.7 million used in operating activities for continuing operations and $2.0 million used in operating activities for discontinued operations (the Company’s SkyTel division). The net cash used in operating activities for continuing operations was primarily the result of a loss of $2.3 million, a decrease in accounts payable and accrued liabilities of $5.2 million and an increase in accounts receivable of $1.3 million, partially offset by non-cash expenses of $3.2 million and an increase in inventory of $2.9 million. The net cash used in operating activities for discontinued operations was primarily the result of a loss from discontinued operations of $1.7 million, reductions in accounts payable and accrued liabilities of $7.8 million and an increase in inventory of $0.3 million, partially offset by non-cash expenses of $3.9 million and a reduction in accounts receivable of $3.9 million. Net cash provided by investing activities totaled $11.7 million, including $0.3 million used in investing activities for continuing operations and $11.9 million provided by investing activities for discontinued operations. Cash used in investing activities for continuing operations consisted of $0.8 million in purchases of fixed assets partially offset by $0.5 million in proceeds from a life insurance policy. Cash provided by investing activities for discontinued operations consisted of $13.0 million in cash proceeds, including $7.0 million from the sale of the SkyGuard and FleetHawk products lines to SkyGuard LLC in February 2008 and $6.0 million from the sale of the remainder of the SkyTel division to Velocita Wireless in June 2008, partially offset by $1.0 million in purchases of fixed assets (primarily pagers which are rented to customers). Cash used in financing activities totaled $6.1 million, consisting of $5.8 million used in financing activities for continuing operations, including $4.8 million to pay down the revolving line of credit, $0.8 million for payments of floor plan payables, $0.1 million in debt acquisition costs and $0.1 million in capital lease payments, and $0.3 million used in financing activities for discontinued operations related to payments of capital lease obligations.

Revolving Credit Facility with Wells Fargo Foothill
As of September 30, 2009, the Company had no borrowings outstanding under its Revolving Credit Facility with WFF. The Company has utilized and will continue utilizing the Revolving Credit Facility periodically to fund working capital needs. The Revolving Credit Facility is secured by a lien on substantially all of the Company’s assets.
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
Convertible Note Held By Newcastle
On January 31, 2007, the Company issued to Newcastle the Convertible Note, a convertible subordinated pay-in-kind promissory note with a principal amount of $10.0 million, in order to complete the financing of the Company’s acquisition of SkyTel. The Convertible Note was amended and restated on June 13, 2008. The Amended Convertible Note is secured by a second priority lien on substantially all of the Company’s assets. The outstanding principal balance and/or accrued but unpaid interest on the Amended Convertible Note is convertible at any time by Newcastle into shares of the Company’s common stock at a conversion price of $4.00 per share (the “Conversion Price”), subject to adjustment. The Amended Convertible Note accrues interest at 4% per annum, subject to adjustment in certain circumstances, which interest accretes as principal on the Amended Convertible Note as of each quarterly interest payment date. In connection with execution of the Amended Convertible Note, and subject to certain conditions, the Company has agreed to appoint such number of director designees of Newcastle such that Newcastle’s designees constitute 50% of the then outstanding current members of the Company’s board of directors (or, if the number of members of the board of directors is an odd integer, such number of Newcastle designees equal to the lowest integer that is greater than 50% of the then outstanding members). The Company also has the option (subject to the consent of WFF) to pay interest on the outstanding principal balance of the Amended Convertible Note in cash at a higher interest rate (8%) following January 31, 2009 if the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price ($8.00 per share). The Amended Convertible Note matures on January 31, 2017. The Company has the right to prepay the Amended Convertible Note at an amount equal to 105% of outstanding principal after January 31, 2010 so long as the weighted average market price of the Company’s common stock is greater than 200% of the Conversion Price ($8.00). As of September 30, 2009, the outstanding principal balance and accrued but unpaid interest on the Amended Convertible Note was $11.7 million.
On March 25, 2009, the Company entered into the First Amendment to Note. This amendment revised the financial profitability covenants for each of the quarters during the year ended December 31, 2009.
The Company believes that sufficient cash resources exist for the foreseeable future to support its operations and commitments through cash generated by operations, collection of the final amounts due from the sale of the SkyTel division and advances under the Revolving Credit Facility with WFF. The Revolving Credit Facility with WFF expires on March 31, 2010. At this time, the Company believes it will be able to renew, extend or replace the Revolving Credit Facility upon its expiration. See “Risk Factors” in Part II, Item 1A of this report for a description of the risks facing the Company if it is unable to renew, extend or replace the Revolving Credit Facility. Management continues to evaluate its options in regard to the Revolving Credit Facility and alternative sources of financing.

Off-Balance Sheet Arrangements
The Company does not have any material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has no investments in market risk-sensitive investments for either trading purposes or purposes other than trading purposes. The Company is exposed to market risk from changes in interest rates on variable rate debt. Under the Credit Agreement with WFF, advances bear interest based on WFF’s prime rate plus a margin or the LIBOR Rate plus a margin. Based on the Company’s average outstanding variable rate debt during the nine months ended September 30, 2009, a 1% increase in the variable rate would increase annual interest expense by approximately $13,000.
Item 4. Controls and Procedures
The Company’s management, with the participation of its Interim Chief Executive Officer and its President and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on this evaluation, the Company’s Interim Chief Executive Officer and President and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its Interim Chief Executive Officer and President and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) intended to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes in the risk factors disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results. You should carefully consider the risks described in the Company’s Annual Report on Form 10-K before deciding to invest in the Company’s common stock. In assessing these risks, you should also refer to the other information in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the Company’s financial statements and the related notes. Various statements in this Quarterly Report on Form 10-Q constitute forward-looking statements.
Failure to extend, renew or replace the Company’s Revolving Credit Facility could materially adversely affect the Company’s results of operations. The Revolving Credit Facility with WFF expires on March 31, 2010. The recent disruptions of the credit markets may make it difficult for the Company to renew the Revolving Credit Facility on favorable terms, or at all, and the Company may be forced to obtain a new credit facility, which may prove difficult due to credit market conditions. Presently, it is the Company’s primary source of working capital. Should the Company be unable to extend, renew or replace the Revolving Credit Facility with a facility having similar terms or obtain suitable alternative financing, its ability to conduct its business could be significantly impaired due to less availability of working capital, which could have a material adverse effect on the Company’s financial condition. As of September 30, 2009, the Company had $6.8 million of available borrowing capacity under the Revolving Credit Facility. The Company believes it will be able to renew, extend or replace the Revolving Credit Facility upon expiration; however, there can be no assurances that it will be able to do so or obtain alternative financing on acceptable terms, or at all.

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

BELL INDUSTRIES, INC.
Dated: November 13, 2009	By:	/s/ Clinton J. Coleman
Clinton J. Coleman
Interim Chief Executive Officer (authorized officer of registrant)

Dated: November 13, 2009	By:	/s/ Kevin J. Thimjon
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