Form 10-K
period 2009-12-31
BELL INDUSTRIES INC /NEW/
filed 2010-03-31
CIK 945489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 31, 2009

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
Suite 1700
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
Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was: $328,537.
As of March 31, 2010 the number of shares outstanding of the Registrant’s class of common stock was: 433,416.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, our plans, strategies and prospects, both business and financial. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties, and assumptions. Many of the forward-looking statements contained in this Annual Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Factors that could cause actual results to differ materially from those anticipated by the forward-looking statements we make in this Annual Report include, but are not limited to, the matters under Item 1A. “Risk Factors” in this Annual Report and in other reports or documents that we file from time to time with the United States Securities and Exchange Commission (the “SEC”).
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
As used herein, “we,” “us,” “our,” “Bell,” and the “Company” refer to Bell Industries, Inc.

PART I
Item 1. Business
Overview
Bell Industries, Inc. is a California corporation. We conduct our business through two business segments: Bell Techlogix and the Recreational Products Group. Bell Techlogix is a provider of integrated technology product and service solutions for organizations throughout the United States. Our Recreational Products Group is a wholesale distributor of aftermarket replacement parts and accessories for recreational vehicles, boats, snowmobiles, motorcycles and ATVs throughout the upper Midwestern United States.
As of December 31, 2009, we employed approximately 615 people, of which 505 employees were primarily dedicated to Bell Techlogix, 95 employees were primarily dedicated to our Recreational Products Group, and 15 employees were primarily dedicated to our general corporate and administrative operations.
Recent Events
Sale of SkyTel Division
On January 31, 2007, we acquired substantially all of the assets and assumed certain liabilities of SkyTel Corp. (“SkyTel”). SkyTel is a provider of wireless data and messaging services in the United States. Over the course of 2007, we were approached by several third parties interested in pursuing a potential acquisition of some or all of the SkyTel division. After evaluating the prospects for the SkyTel division, we determined that it was in the best interest of the Company and our shareholders to evaluate strategic alternatives with respect to SkyTel in order to maximize value to the Company, including the sale of the business and other alternatives to monetize and recoup our investment in SkyTel.
As a result of our evaluation of our strategic alternatives with respect to SkyTel, we determined that the Company could realize the most value by selling our SkyGuard and Fleethawk automated vehicle location products business line (the “AVL Business”), which was a business line operated through our SkyTel division, and then separately selling the remaining business of SkyTel (the “SkyTel Business”). In late 2007, we entered into separate letters of intent to sell both the AVL Business and the SkyTel Business to separate third parties.
On February 14, 2008, we entered into an asset purchase agreement (the “SkyGuard Purchase Agreement”) with SkyGuard, LLC. Pursuant to the SkyGuard Purchase Agreement, we sold substantially all of the assets related to our AVL Business and received $7.0 million in cash. We no longer operate or market the AVL Business.
On March 30, 2008, we entered into an asset purchase agreement with Velocita Wireless, LLC (“Velocita”), pursuant to which we agreed to sell the SkyTel Business (the “Velocita Purchase Agreement”). On June 13, 2008, we completed the sale of the SkyTel Business to Velocita for total consideration of $7.5 million, consisting of $3.0 million in cash at closing, a $3.0 million secured note payable thirty days after closing and a $1.5 million unsecured note payable (“Velocita Unsecured Note”) on the one-year anniversary of the closing. Subsequent to the closing, Velocita agreed to pay us a working capital adjustment of $1.5 million (“Working Capital Adjustment Note”), payable in installments through June 13, 2009.
On May 12, 2009, we entered into a settlement agreement with Velocita and various of Velocita’s affiliated entities, which included an agreement to reduce the amount of the $1.5 million Velocita Unsecured Note due on June 13, 2009 to $1.35 million, with $250,000 paid on May 12, 2009 and the remaining $1.1 million balance payable in eleven monthly installments of $100,000 beginning on June 1, 2009. In exchange for the reduction in the principal amount of the Velocita Unsecured Note and the extended payment terms, we received corporate guarantees from Velocita’s affiliated entities on the remaining outstanding balance. As of December 31, 2009, the unpaid balance on the Velocita Unsecured Note was $300,000 and is expected to be paid in full during 2010. In addition, the unpaid balance of $1.1 million on the Working Capital Adjustment Note was paid in full on May 12, 2009. The proceeds have, and will continue to be, used to pay down outstanding balances on our credit facility and to provide working capital for our continuing operations. We no longer operate the SkyTel Business.
Amendments to Credit Facility
As of December 31, 2009, our revolving credit facility (“Credit Facility”) with Wells Fargo Capital Finance, Inc. (formerly Wells Fargo Foothill, N.A.) (“WFCF”) had a zero balance. On March 25, 2009, we entered into Amendment Number Six to Credit Agreement (the “Sixth Amendment”) with WFCF. The Sixth Amendment modified the block on the amount of the Credit Facility available during 2009 to amounts ranging from $3.5 million to $6.0 million, extended the expiration date of the Credit Facility to March 31, 2010, established a minimum prime rate of 3.5% and a minimum LIBOR rate of 3.0%, increased the margin on both prime rate and LIBOR rate loans to percentages ranging from 4.0% to 4.5% and revised the financial profitability and capital expenditure covenants for the year ended December 31, 2009.

On February 11, 2010, we entered into Amendment Number Seven to the Credit Agreement (the “Seventh Amendment”) with WFCF. The Seventh Amendment extended the expiration date on the Credit Facility to March 31, 2011, revised the financial profitability and capital expenditure covenants for the year ended December 31, 2010, and increased the total size of the Credit Facility from $10.0 million to $12.5 million during the period from July 15, 2010 to and including September 14, 2010.
Amendments to Convertible Note
On June 13, 2008, we entered into the Second Amended and Restated Convertible Promissory Note with Newcastle Partners L.P. (“Newcastle”) (the “Amended Convertible Note”) with a principal amount of $11.1 million. On March 25, 2009, we entered into Amendment Number One to the Amended Convertible Note (the “First Amendment to Note”). The First Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2009.
On February 11, 2010, we entered into Amendment Number Two to the Amended Convertible Note (the “Second Amendment to Note”). The Second Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2010 and increased the limitation on the indebtedness covenant to $13.0 million.
Management Changes
On January 4, 2010, Kevin J. Thimjon submitted to our Board of Directors his written notice of resignation as President and Chief Financial Officer of the Company, effective January 22, 2010. As a result of his resignation, our employment letter agreement with Mr. Thimjon terminated effective January 22, 2010. We entered into a consulting agreement with Mr. Thimjon following his departure that includes aggregate compensation of up to $25,000.
Effective January 4, 2010, Clinton J. Coleman became our Chief Executive Officer. Mr. Coleman had served as the Interim Chief Executive Officer of the Company since July 2007 and also has been a member of the Board of Directors since January 2007.
Bell Techlogix
Our Bell Techlogix business segment (2009 net revenues of $66.0 million) is a provider of integrated technology product and service solutions for organizations throughout the United States. Headquartered in Indianapolis, Indiana, Bell Techlogix has offices and service facilities throughout the Midwestern and Eastern regions of the United States. Bell Techlogix is a partner and advisor in designing, implementing and managing technology solutions that decrease costs, increase customer retention, and improve service levels and operational efficiencies for our small, mid-sized and Fortune 500 customers. Bell Techlogix focuses on enterprises that are regional and national in scope and services a wide variety of industries including education, healthcare and consumer products. Bell Techlogix’s solutions portfolio strategy is client centric. It is built around the business, technology, economic and customer issues that information technology (“IT”) executives face today. Bell Techlogix assists IT departments in the day-to-day execution of routine IT functions by offering and closely managing a comprehensive set of project based services, managed services and technology solutions. In 2009, and continuing in 2010, we have dedicated, and continue to dedicate, considerable sales and operation personnel resources to growing the Bell Techlogix business through several growth initiatives that target new customer growth across the service lines that we offer. Bell Techlogix has a significant concentration of its revenues in several clients. Two clients accounted for approximately 28% of Bell Techlogix’s total revenues for the year ended December 31, 2009.
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
Bell Techlogix sells computer software licenses and a wide variety of technology hardware products including desktop and laptop computers, access devices, servers, storage, printers, network products, memory, monitors and consumables from several hundred manufacturers, including Hewlett-Packard, IBM, Lenovo, Dell, Apple, Panasonic, Okidata, VMWare, VERITAS, Microsoft, Symantec, and Adobe Systems. Bell Techlogix’s project based services offer clients the ability to streamline the procurement process by acquiring IT assets through our flexible on-line e-business application, Bell Direct, or to work directly with our account teams to implement more complex acquisition projects. Our primary distributor supplier is Tech Data Corporation. Bell Techlogix also assists enterprises and educational institutions in ensuring software license compliance, optimizing licenses and managing and deploying software migration strategies. Significant product supply shortages have resulted from time to because manufacturers have been unable to produce sufficient quantities of certain products to meet demand.

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
Bell Techlogix engages clients in long-term relationships and leverages our advanced contact center and service depot facilities in Indianapolis, Indiana. Our contact center is open 24 hours per day, 7 days per week and 365 days per year and is integral to our help desk and remote support services. Our depot facility is our hub for providing repair, maintenance, refurbishment and remarketing, and disposal services to customers nationwide. With over 25 years of experience and a centrally located service depot facility, Bell Techlogix has the capability to support clients throughout North America.
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
Bell Techlogix faces a number of competitors across all of our IT services and solutions and has a relatively small market share in the IT industry. These competitors include technology manufacturing companies, system integrators, and regional and national value-added resellers (VARs). This also includes multi-national solutions providers such as IBM Global Services and Electronic Data Systems and national and multi-regional product support organizations such as Celestica, Inc., Flextronics International and Data Exchange Corporation. Many of the IT manufacturers sell through distribution channels, as well as directly to Fortune 500 enterprises. In some cases this creates a complex selling environment, as a partner may also be a competitor. However, Bell Techlogix’s long-term relationships with its strategic partners and a successful track record as a distributor minimize these hurdles. In competing with VARs, Bell Techlogix has been in the IT market longer than many of the VARs and has a proven track record in delivering services and expertise in key technologies.
Bell Techlogix is certified by, and has broad experience with, Apple, Dell, Hewlett Packard, IBM, Microsoft and other industry leaders. Our core team of subject matter experts currently carries over 450 industry certifications. This combination of experience and expertise allows us to deliver complete solutions on-time and on-budget. Our commitment to our clients is evidenced by the fact that we currently manage over 500,000 IT assets on an annual basis.
Recreational Products Group
Our Recreational Products Group (“RPG”) (2009 net revenues of $34.5 million) sells replacement parts and accessories for recreational vehicles (RVs), boats, snowmobiles, motorcycles, all terrain vehicles (ATVs) and utility vehicles (UTVs). RPG supplies these products in the upper Midwestern United States to dealerships, retail stores and independent repair facilities. RPG operates three distribution centers located in Eagan, Minnesota; Milwaukee, Wisconsin; and Grand Rapids, Michigan.

RPG has significant market share in the distribution of recreational and other leisure-time vehicle replacement parts and accessories in Minnesota, Wisconsin and Michigan. RPG sells approximately 10,000 recreational vehicle-related products, 14,000 marine products, 7,000 motorcycle and ATV/UTV products and 4,000 snowmobile products. Major product lines distributed by RPG include Dunlop tires (motorcycle tires), Carefree of Colorado (awnings for RVs and campers), Reese Products (trailer hitches for all types of vehicles) and Johnson Outdoors, Inc. (marine trolling motors, depth finders and fish locators.) We do not have long term supply contracts with our recreational products suppliers. RPG has over 2,800 customers, and no single customer accounts for over 4% of its annual sales.
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
Environmental Matters
In connection with the former leased site of our Electronics System Division in Santa Ana, California, we have been involved, since 1993, in monitoring and remediation efforts to clean up soils and ground water at the site, and have fully cooperated with the California Regional Water Quality Control Board in so doing. We incurred clean up costs of $510,000 for the year ended December 31, 2009 and are anticipating costs of approximately $400,000 to $450,000 in 2010. At December 31, 2009, total future undiscounted remediation costs were reassessed and are estimated to be approximately $2.5 million. On March 29, 2010 we received an order from the California Regional Water Quality Control Board to prepare a plan for the installation of two additional exploratory wells. We are currently reviewing the order and will likely file a petition to reverse the order on the basis that our current network of wells are sufficient for the remediation of any ground water table contamination at the site for which Bell may arguably be responsible.
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
•	our corporate Code of Ethics for Directors, Officers and Employees, which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act; and
•	charters for our Audit Committee, Nominating Committee and Compensation Committee.
All of the above information is also available in print upon request to our assistant secretary at the address listed under the heading “Company Information” above.
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
During the last three years, we have implemented, and plan to continue to implement, several growth initiatives designed to increase revenue and profitability, particularly in our Bell Techlogix business. The execution of our growth plan entails significant risks and costs and we might not succeed in growing our business for many reasons. Until our growth initiatives are fully implemented, it will be difficult for us, as well as our investors, to predict or evaluate our business prospects and performance. Our business prospects should be considered in light of the uncertainties and difficulties frequently encountered by companies undergoing a business transition. If our growth initiatives fail to perform as we anticipate, we may implement restructuring efforts to improve the profitability of our businesses. Our growth initiatives to date and any future efforts have placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources.
The loss of key management or technical personnel could negatively affect our ability to implement our growth initiatives.
The success of our growth initiatives depends heavily upon the contributions of our key management and technical personnel, whose knowledge, leadership and technical expertise would be difficult to replace. Many of these individuals have been with us for several years and have developed specialized knowledge and skills relating to our technology and lines of business. Some executives have joined us in key management roles only recently. In July 2007, Clinton J. Coleman was appointed as our Interim Chief Executive Officer. In January 2010, we announced the departure of Kevin J. Thimjon, who served as our chief financial officer since January 2007 and as our President since February 2008. We have taken actions to reduce the risk of any disruption in our business due to this departure. Mr. Coleman became our Chief Executive Officer and other members of senior management assumed additional responsibilities. However, the departure of Mr. Thimjon will place additional strain on our existing team and there can be no assurance that his departure will not disrupt our business operations, customer relationships or other matters. In addition, we might not be able to successfully execute our growth initiatives if we were to lose the services of any of our remaining key personnel. If Mr. Coleman or any other members of senior management were to leave unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor develops the necessary training and experience.
Risks Relating to Our Capital Structure
Under the Amended Convertible Note, Newcastle has the ability to acquire in excess of a majority of our outstanding common stock, as well as the right to designate at least 50% of the members of our board of directors, which could give Newcastle control over the management of our business to the detriment of our other shareholders.
At December 31, 2009, Newcastle beneficially owned approximately 90% of our outstanding common stock (including 2,962,201 shares of our common stock issuable upon exercise of their Amended Convertible Note). As a result, Newcastle could have the ability to exercise a controlling influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. In addition, as long as Newcastle beneficially owns at least 5% of our outstanding common stock, we granted Newcastle certain governance and related rights, including a pre-emptive right to acquire additional securities in the event we propose to issue any additional securities. We also agreed to exempt Newcastle from any shareholder rights plan that may be adopted in the future. Under the Amended Convertible Note, as long as Newcastle beneficially owns more than 50% of our outstanding common stock or greater than 50% of the outstanding principal on the Amended Convertible Note remains outstanding, Newcastle has the right to designate at least 50% of our directors, which could dictate the management of our business and affairs. Their designees currently include our Chief Executive Officer. The interests of Newcastle may differ from other shareholders’ interests. In addition, this concentration of ownership may delay, prevent, or deter a change in control and could deprive other shareholders of an opportunity to receive a premium for their common stock as part of a sale of our business. Furthermore, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling shareholders.
Our ability to make payments on our debt will be contingent on our future operating performance, which will depend on a number of factors that are outside of our control.
Our Credit Facility with WFCF is secured by a lien on substantially all of our assets. As of December 31, 2009, we had no amounts outstanding under the Credit Facility; however, we do anticipate drawing advances from time to time on the Credit Facility to finance ongoing working capital, capital expenditures and general corporate needs.
Our ability to make principal and interest payments against any advances under the Credit Facility and on our other indebtedness is contingent on our future operating performance, which will depend on a number of factors, many of which are outside of our control. The degree to which we are leveraged could have other important negative consequences, including the following:
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
In addition, we must comply with certain financial covenants under the Credit Facility with WFCF and the Amended Convertible Note. In the event we fail to meet any of such covenants and are unable to cure such breach or otherwise renegotiate such covenants, our lenders would have significant rights to deny future access to liquidity and/or seize control of substantially all of our assets. The financial covenants with which we must comply include minimum EBITDA and maximum capital expenditures.
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

We are also subject to interest rate risk due to our indebtedness at variable interest rates, based on either a base rate or LIBOR rate plus an applicable margin. We cannot assure you that changes in interest rates will not have a material adverse effect on us.
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
Risks Related to Our Operations
We have a history of operating losses.
We have incurred net losses in each of the past seven fiscal years. As of December 31, 2009, we had an accumulated deficit of approximately $37.6 million. If our future revenues in each of our business segments do not meet our expectations, or if operating expenses exceed what we anticipate, our business, financial condition and results of operations could be materially and adversely affected.
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
Our businesses are highly competitive and we face strong competition from competitors that are substantially larger and have considerably greater financial, technical and marketing resources. We believe that our prices and delivery terms are competitive; however, our competitors may offer more aggressive pricing than we do. We have experienced and expect to continue to experience intense competitive pricing pressures in our businesses, which could require us to reduce prices, with a corresponding adverse impact on our operating results. Additionally, as competition in the technology industry has intensified, certain of our key technology suppliers have heightened their direct marketing initiatives. These initiatives have resulted in some of our clients electing to purchase technology products directly from the manufacturer, rather than through us. While we expect these initiatives to continue, there could be a material adverse impact on our business if the shift of clients to purchase directly from manufacturers occurs more quickly than anticipated.
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
Compliance with the requirements of Section 404 is expensive and time-consuming. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish and maintain an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act and prevent us from providing the required financial information in a timely manner, which could adversely affect our business. On October 13, 2009, the SEC announced an extension to smaller reporting companies with a public float below $75 million for compliance with a portion of Section 404. Accordingly, we will be required to provide our auditor’s attestation on our assessment of internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2010, rather than the year ended December 31, 2009 as was originally required.
Risks Related to our Bell Techlogix Business
We rely on a limited number of hardware and software vendors to supply us with products in our Bell Techlogix business, and the loss of our ability to rely upon any of those vendors or to obtain their products in the future would adversely affect our results of operations.
Our Bell Techlogix business is heavily dependent on our relationships with leading hardware and software vendors and on our status as an authorized service provider. Although we are currently authorized to service the products of many industry-leading hardware and software vendors, we may not be able to maintain our relationships, or attract new relationships, with the computer hardware and software vendors that may be necessary for our Bell Techlogix business. Since we rely upon our vendor relationships as a marketing tool, any change in these relationships could adversely affect our results of operations while we seek to establish alternative relationships with other vendors. In general, our authorization agreements with vendors include termination provisions, some of which are immediate, and we cannot predict whether vendors will continue to authorize us as an approved service provider. In addition, we cannot predict whether those vendors will authorize us as an approved service provider for new products, which they may introduce. Any impairment of these vendor relationships, including vendors’ financial, operational or quality assurance difficulties, or the loss of authorization as an approved service provider, could adversely affect our ability to provide the products and services which our Bell Techlogix business requires and harm our competitive position. In addition, significant product supply shortages have resulted from time to time because manufacturers have been unable to produce sufficient quantities of certain products to meet demand. We may experience difficulty from time to time in obtaining an adequate supply of products from our major vendors, which may result in delays in completing sales.
Our Bell Techlogix business has several large clients and the loss of one or more of these large clients may materially and adversely affect our business, financial condition and results of operations.
Bell Techlogix has a significant concentration of its revenues in several clients. Two clients accounted for approximately 28% of our total revenues for 2009 in our Bell Techlogix business, and we must periodically renew these engagements. In the event that any of these major clients should cease to purchase products or services from us, or purchase significantly fewer products and services in the future, we could experience materially adverse effects on our business, financial condition and results of operations. In addition, due to the current weakened economic conditions, the risk of failure of one of our significant clients is increased, which failure could also have a materially adverse effect on our business, financial condition and results of operations.
Our Bell Techlogix business could be adversely impacted by conditions affecting the information technology market, including current economic conditions.
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
The usage and purchases of recreational vehicles, marine products, snowmobiles, motorcycles and ATVs depend to a significant extent upon the level of consumer spending and consumer debt and consumers’ confidence about economic conditions, changes in interest rates and in the availability and cost of gasoline. These recreational products are generally considered discretionary items. Continued adverse economic conditions and any related decrease in consumer confidence and spending may result in reduced consumer demand for discretionary items. Any decrease in consumer demand could further reduce our total sales volume, limit the prices we can charge for our products and increase our inventory levels, which could have a material adverse effect on our business, results of operations and financial condition.
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
Sales of our recreational products are affected directly by the usage levels and purchases of recreational vehicles, marine products, snowmobiles, motorcycles and ATVs. The purchase and, in particular, the usage of these types of vehicles, is affected by weather conditions. As a result, sales of our recreational products business are highly susceptible to unpredictable events, and ordinarily decline in the winter months resulting in losses during these periods of the year. Additionally, unusual weather conditions in a particular season, such as unusually cold weather in the spring or summer months, can cause period-to-period fluctuations in our sales of recreational products. As a result, sales of our recreational products can fluctuate based upon unpredictable circumstances that are outside of our control.
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
Risks Related to SkyTel
We continue to be exposed to contingent liabilities relating to SkyTel, which could adversely affect our financial condition.
In connection with the sale of the SkyTel assets, we made customary representations and warranties to the acquirers and agreed to indemnify them for any losses from breaches of our representations, warranties or covenants that occur within certain periods after the closing, subject to certain maximum amounts. In addition, we retained all liabilities relating to the SkyTel assets that were not expressly assumed by the acquirers, and we must indemnify them for any claims or damages arising from such retained liabilities. If we incur any such liabilities related to SkyTel, it could adversely impact our cash resources and our ability to operate and grow our other businesses. As an example, we are currently defending ourselves in a civil complaint filed by Eon Corp. IP Holdings, LLC alleging that we infringed upon certain patents during our ownership of the SkyTel Business. If we receive an unfavorable outcome at trial, it could result in a liability that could have a material adverse effect on our results of operations and financial condition.

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
At December 31, 2009, we leased facilities, containing approximately 310,000 square feet. We did not own any facilities at December 31, 2009. The following table sets forth the facilities utilized by each of our business segments:

	Area in square feet
	(number of locations)
	Leased
Bell Techlogix	98,000	(6)
Recreational Products Group	154,000	(3)
Discontinued Operations	34,000	(1)
Corporate (Headquarters Office)	24,000	(1)

	310,000	(11)

These properties are considered in good condition and suitable for their present use. Generally, our facilities are fully utilized although excess capacity exists from time to time.
A portion of the discontinued operations leased property is currently being subleased.
Item 3. Legal Proceedings
On June 29, 2009, we were named as a defendant in a civil complaint filed by Eon Corp. IP Holdings, LLC in United States District Court for the Eastern District of Texas. The suit alleges that we, along with several other providers of paging, messaging, and/or telemetry services, infringed upon certain patents during our ownership of SkyTel. We believe that the complaint against us is without merit and we continue to defend our position. However, if we receive an unfavorable outcome at trial, it could result in a liability that has a material adverse effect on our results of operations and financial condition.
We are involved in certain other legal proceedings that are incidental to our current and discontinued businesses. While the ultimate liability pursuant to these actions cannot currently be determined, we believe that the resolution of these actions will not have a material adverse effect on our results of operations, cash flows or financial condition.
Item 4. (Removed and Reserved)

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

	Quarter Ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Year ended December 31, 2009
High	$3.00	$1.10	$1.66	$1.40
Low	0.25	0.60	0.30	0.74
Close	0.60	1.05	0.74	1.05
Year ended December 31, 2008
High	$18.80	$15.40	$4.20	$1.40
Low	12.00	1.80	1.20	0.25
Close	15.40	3.20	1.40	0.25
As of March 31, 2010, there were approximately 780 record holders of our common stock. We have not paid dividends on our outstanding shares of common stock in the last two fiscal years and we do not anticipate paying dividends in the near future. The payment of dividends is not permitted under our Credit Facility.
The remaining information required by Item 5 concerning securities authorized for issuance under our equity compensation plans is set forth in Item 12 “Security Ownership of Beneficial Owners and Management and Related Shareholder Matters” in this Annual Report and is incorporated herein by reference.
Item 6. Selected Financial Data
The following Selected Consolidated Financial Data reflects our former SkyTel and J.W. Miller divisions as discontinued operations. We completed the sale of the SkyTel division in June 2008 and the sale of the J.W. Miller division in April 2006. Share and per share data reflect the one-for-twenty reverse stock split that became effective as of the close of business on December 24, 2008.

	Year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

Operating Results
Net revenues	$100,577	$101,904	$119,918	$120,296	$122,563
Operating loss	$(784)	$(1,902)	$(11,059)	$(10,042)	$(2,924)
Loss from continuing operations	$(1,870)	$(3,405)	$(9,111)	$(7,364)	$(2,068)
(Loss) income from discontinued operations, net of tax	$(36)	$(962)	$(2,196)	$441	$1,269
(Loss) gain on sale of discontinued operations, net of tax	$—	$(500)	$(3,940)	$4,030	$—
Net loss	$(1,906)	$(4,867)	$(15,247)	$(2,893)	$(799)
Financial Position
Working capital	$11,272	$12,305	$9,983	$11,543	$18,571
Total assets	$22,553	$27,260	$62,019	$43,114	$44,353
Long-term liabilities	$14,937	$14,903	$14,387	$3,622	$4,518
Shareholders’ equity (deficit)	$(2,088)	$(256)	$4,783	$18,254	$20,304

	Year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

Share and Per Share Data
BASIC AND DILUTED
Loss from continuing operations	$(4.32)	$(7.87)	$(21.09)	$(17.19)	$(4.89)
(Loss) income from discontinued operations, net of tax	$(0.08)	$(2.22)	$(5.08)	$1.03	$3.00
(Loss) gain on sale of discontinued operations, net of tax	$—	$(1.15)	$(9.09)	$9.41	$—
Net loss	$(4.40)	$(11.24)	$(35.29)	$(6.75)	$(1.89)
Weighted average common shares (in 000’s)	433	433	432	428	423
OTHER PER SHARE DATA
Shareholders’ equity (deficit)	$(4.82)	$(0.59)	$11.07	$42.61	$47.97

Market price — high	$3.00	$18.80	$103.40	$78.00	$67.00

Market price — low	$0.25	$0.25	$16.40	$45.00	$39.60
Financial Ratios
Current ratio	2.2	2.0	1.2	1.5	2.0
Long-term liabilities to total capitalization	116.3%	101.7%	75.0%	16.6%	18.2%
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
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on other relevant assumptions that are believed to be reasonable under the circumstances. Our actual results may differ materially from these estimates.
Critical Accounting Policies and Estimates
The Summary of Accounting Policies within the Notes to the Consolidated Financial Statements includes the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a discussion of each of our critical accounting policies and estimates:
Environmental Matters
We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Costs of future expenditures for environmental remediation obligations and expected recoveries from other parties are not discounted to their present value.

Recent Accounting Pronouncements
In July 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States. This guidance was included in the Codification under FASB Accounting Standard Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles. All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective for us beginning with the third quarter of 2009. Therefore, beginning with the third quarter of 2009, all references made by us in our consolidated condensed financial statements use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have a material impact on our consolidated condensed financial statements.
In October 2009, the FASB issued Accounting Standards Update No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force. This guidance applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC Topic 605, Revenue Recognition (“ASC 605”). This guidance also (i) provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated, (ii) requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, (iii) eliminates the use of the residual method and (iv) requires an entity to allocate revenue using the relative selling price method. The consensus significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this guidance on a retrospective basis. We have not yet determined the effect of the adoption of this guidance on our results of operations or financial position.
Results of Operations
The following results of operations by business segment reflect our former SkyTel division as discontinued operations. In 2008, we completed the sale of the SkyTel division.
Results of operations by business segment were as follows (in thousands):

	Year ended December 31,
	2009	2008

Net revenues:
Bell Techlogix
Products	$39,882	$36,364
Services	26,252	26,525

Total Bell Techlogix	66,134	62,889
Recreational Products Group	34,443	39,015

Total net revenues	$100,577	$101,904

Operating income (loss):
Bell Techlogix	$1,558	$1,010
Recreational Products Group	1,191	972
Corporate costs	(3,533)	(3,884)

Total operating loss	(784)	(1,902)
Loss on sale of assets	—	(28)
Loss on extinguishment of debt	—	(1,053)
Interest expense, net	(1,093)	(844)
Benefit from income taxes	7	422

Loss from continuing operations	(1,870)	(3,405)

Discontinued operations:
Loss from discontinued operations, net of tax	(36)	(962)
Loss on sale of discontinued operations, net of tax	—	(500)

Loss from discontinued operations, net of tax	(36)	(1,462)

Net loss	$(1,906)	$(4,867)

The following summarizes comparative operating results data as a percentage of net revenues:

	Year ended December 31,
	2009	2008

Net revenues:
Products	73.9%	74.0%
Services	26.1	26.0

Total net revenues	100.0	100.0
Costs and expenses:
Cost of products sold	(61.1)	(60.5)
Cost of service provided	(18.9)	(18.1)
Selling, general and administrative	(20.8)	(23.3)

Loss on sale of assets	—	—
Loss on extinguishment of debt	—	(1.0)
Interest expense, net	(1.1)	(0.8)

Loss from continuing operations before income taxes	(1.9)	(3.8)
Benefit from income taxes	0.0	0.4

Loss from continuing operations	(1.9)%	(3.4)%

The following summarizes other comparative operating results data:
Cost of products sold as a percentage of products revenues	82.6%	81.7%
Cost of services provided as a percentage of services revenues	72.4%	69.6%
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
We have provided a summary of our consolidated operating results for the year ended December 31, 2009 compared to the year ended December 31, 2008, followed by an overview of our business segment performance below:
Net revenues
Net revenues were $100.6 million for the year ended December 31, 2009 compared to $101.9 million for the year ended December 31, 2008, representing a decrease of $1.3 million or 1.3%. The decrease consisted of a $4.6 million decrease in net revenues in the Recreational Product Group segment partially offset by a $3.3 million increase in net revenues in the Bell Techlogix segment during the year ended December 31, 2009.
Gross profit
Gross profit was $20.1 million, or 20.0% of net revenues, for the year ended December 31, 2009, compared to $21.8 million, or 21.4% of net revenues, for the year ended December 31, 2008. The decrease in gross profit of $1.7 million was the result of a decrease of $0.9 million in the Bell Techlogix segment and a decrease in gross profit of $0.8 million in the Recreational Products Group segment during the year ended December 31, 2009.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $20.9 million, or 20.8% of net revenues, for the year ended December 31, 2009, compared to $23.7 million, or 23.3% of net revenues, for the year ended December 31, 2008. The decrease in SG&A expenses of $2.8 million was the result of decreases of $1.4 million in the Bell Techlogix segment, $1.0 million in the Recreational Products Group segment and $0.4 million in the Corporate segment for the year ended December 31, 2009, primarily as a result of personnel and support cost reductions.
Interest and other, net
Net interest expense was $1.1 million for the year ended December 31, 2009 compared to $0.8 million for the year ended December 31, 2008. The increase in interest expense was the result of $657,000 of interest expense allocation to discontinued operations for the year ended December 31, 2008 compared to no interest allocation for the year ended December 31, 2009. This was partially offset by decreased interest expense incurred on both the Credit Facility, driven by lower borrowings and a decrease in related fees, and the Convertible Note and Amended Convertible Note due to a rate change in 2008.

The loss on extinguishment of debt was $1.1 million for the year ended December 31, 2008. The loss in 2008 related to an amendment to the Convertible Note which, among other things, resulted in a reduction in the conversion price from $76.20 per share to $4.00 per share. The loss represented the write-off of the net balance of the beneficial conversion feature which had been recorded at issuance of the Convertible Note in January 2007.
Income taxes
For the year ended December 31, 2009, our effective income tax rate was (0.4)% compared to 7.7% in 2008. The income tax for each of the years ended December 31, 2009 and 2008 also included a benefit for state taxes of $7,000 and $26,000, respectively. Based on continued operating losses during 2009 and other relevant factors, we recorded an increase of $390,000 in the valuation allowance against net deferred tax asset balances.
Discontinued operations
We completed the sale of divisions of Skytel in two separate transactions in February 2008 and June 2008. Accordingly, the results of the SkyTel division have been classified as discontinued operations in the accompanying consolidated financial statements. For the year ended December 31, 2009, the SkyTel division had a loss of $36,000 related to ongoing fees incurred for SkyTel-related litigation. For the year ended December 31, 2008, the SkyTel division had revenues of $35.1 million and a loss before income taxes of $1.5 million. We recorded an additional loss on the sale of discontinued operations, net of taxes, of $0.5 million during the year ended December 31, 2008.
Business Segment Results
We operate two reportable business segments: Bell Techlogix, a provider of integrated technology product and service solutions, and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for recreational vehicles, boats, snowmobiles, motorcycles and ATVs. We also separately record expenses related to corporate overhead which supports the business lines. Our former segment, SkyTel, has been reflected as a discontinued operation and is, therefore, not presented in this business segment results discussion.
Bell Techlogix
Bell Techlogix revenues of $66.1 million for the year ended December 31, 2009 represented a 5.2% increase from the $62.9 million for the year ended December 31, 2008. Product revenues of $39.9 million for the year ended December 31, 2009 represented a 9.7% increase from the $36.4 million for the year ended December 31, 2008. The product revenue increase was primarily related to growth in the sale of software to education clients. Service revenues of $26.3 million for the year ended December 31, 2009 represented a 1.0% decrease from the $26.5 million for the year ended December 31, 2008. The service revenue decrease was primarily related to the termination of certain repair contracts in 2009.
Bell Techlogix’s operating income totaled $1.6 million for the year ended December 31, 2009 compared to operating income of $1.0 million for the year ended December 31, 2008. The increase of $0.6 million or 54.3% was primarily attributed to improved profitability on product revenues and improved operational efficiencies on some service engagements, partially offset by the effect of reduced revenues related to certain repair contracts. As revenues increased by $3.2 million for the year ended December 31, 2009 versus the year ended December 31, 2008, SG&A expenses decreased $1.4 million. The decline in SG&A expenses was primarily the result of personnel and support cost reductions.
Recreational Products Group
Recreational Products Group (“RPG”) revenues of $34.4 million for the year ended December 31, 2009 represented an 11.7% decrease from the $39.0 million for the year ended December 31, 2008. This decrease was primarily related to lower sales in the marine and recreational vehicle product lines which could be attributed to the continued decline in general economic conditions throughout 2008 and 2009.
RPG operating income totaled $1.2 million for the year ended December 31, 2009 compared to $1.0 million for the year ended December 31, 2008. Although revenues declined by $4.6 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, gross profit margins increased to 27.9% for the year ended December 31, 2009 from 26.7% for the year ended December 31, 2008 due to improved product pricing. SG&A expenses decreased $1.0 million during the same period as a result of reductions in headcount, freight and facility costs implemented in 2008 and continued throughout 2009.
Corporate
Corporate overhead costs of $3.5 million for the year ended December 31, 2009 represented a 10.3% decrease from $3.9 million for the year ended December 31, 2008. The decrease in costs of $0.4 million was primarily the result of a reduction in expenses as a result of headcount reductions at the corporate headquarters, reduced insurance costs and lower incentives earned during the year ended December 31, 2009.

Changes in Financial Condition
Liquidity and Capital Resources
Selected financial data is set forth in the following table (dollars in thousands, except per share amounts):

	December 31,
	2009	2008

Cash and cash equivalents	$2,608	$3,233
Net working capital	$11,272	$12,305
Current ratio	2.16	1.98
Long-term liabilities to capitalization(1)	116.3%	101.7%
Shareholders’ deficit per share	$(4.82)	$(0.59)
Days’ sales in receivables	45	50

(1)	Capitalization represents the sum of long-term liabilities and shareholders’ equity.
For the year ended December 31, 2009, net cash used in operating activities totaled $3.4 million, consisting of $3.1 million used in operating activities for continuing operations and $0.3 million used in operating activities for discontinued operations (our former SkyTel division). Cash used in operating activities for continuing operations was primarily the result of a loss from continuing operations of $1.9 million, a decrease in accounts payable and other accrued liability of $2.7 million, and an increase in accounts receivable of $1.1 million, partially offset by net non-cash expenses of $1.7 million and an increase in inventory of $0.8 million. Net cash provided by investing activities totaled $3.4 million, consisting of $3.5 million in cash provided by investing activities for discontinued operations from proceeds received related to the various SkyTel sale transactions, offset by $0.1 million in cash used in investing activities for continuing operations for the purchases of fixed assets. Net cash used in financing activities totaled $0.6 million, consisting entirely of cash used in financing activities for continuing operations, including $0.3 million in payments for floor plan payables, $0.2 million in payments of debt acquisition costs and $0.1 million in capital lease payments.
For the year ended December 31, 2008, net cash used in operating activities totaled $2.7 million, consisting of $1.2 million used in operating activities for continuing operations and $1.5 million used in operating activities for discontinued operations (our former SkyTel division). Cash used in operating activities for continuing operations was primarily the result of a loss from continuing operations of $3.4 million and a decrease in accounts payable and accrued liabilities of $6.6 million, partially offset by net non-cash expenses of $3.2 million, a decrease in accounts receivable of $3.9 million and a decrease in inventory of $1.7 million. Cash used in operating activities for discontinued operations was primarily the result of a loss from discontinued operations of $1.5 million, decreases in accounts payable and accrued liabilities of $6.0 million and an increase in prepaid expense of $1.7 million and inventory of $0.2 million, partially offset by a reduction in accounts receivable of $3.9 million and non-cash expenses of $4.0 million. Net cash provided by investing activities totaled $11.7 million, consisting of $0.3 million used in investing activities for continuing operations and $12.0 million provided by investing activities for discontinued operations. Cash used in investing activities for continuing operations consisted of $0.8 million in purchases of fixed assets partially offset by $0.5 million in proceeds from a life insurance policy. Cash provided by investing activities for discontinued operations consisted of $13.0 million in cash proceeds, including $7.0 million from the sale of the AVL Business to SkyGuard in February 2008 and $6.0 million from the sale of the SkyTel Business to Velocita in June 2008, partially offset by $1.0 million in purchases of fixed assets (primarily pagers which are rented to customers). Cash used in financing activities totaled $6.1 million, consisting of $5.8 million used in financing activities for continuing operations and $0.3 million used in financing activities from discontinued operations. Cash used in financing activities for continuing operations consisted of $4.8 million to pay down the Credit Facility, $0.8 million for payments of floor plan payables, $0.1 million in debt acquisition costs and $0.1 million in capital lease payments. Cash used in financing activities for discontinued operations consisted of $0.3 million related to payments of capital lease obligations.
Secured Credit Facility with WFCF
As of December 31, 2009 and 2008, the Company had no amounts outstanding under the Credit Facility with WFCF. The Company does anticipate utilizing the Credit Facility periodically during 2010 to fund working capital needs. The Credit Facility is secured by a lien on substantially all of our assets.
Additional advances under the Credit Facility (collectively, the “Advances”) will be available to us, up to the aggregate credit limit of $10.0 million, except during the period from July 15, 2010 to and including September 14, 2010 at which time the aggregate credit limit will be $12.5 million, subject to restrictions based on the borrowing base. The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs. Advances made under the Credit Facility bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the greater of 3.5% or the rate of interest per annum announced from time to time by WFCF as its prime rate, plus a margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the greater of 3.0% or the LIBOR Rate (as defined in the Credit Agreement) plus a margin. The Advances made under the Credit Agreement are repayable in full on March 31, 2011. We may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If we prepay all of the outstanding Advances and terminate all commitments, we are obligated to pay a prepayment premium.

On March 12, 2009, we entered into Amendment Number Five to Credit Agreement and Joinder Agreement (“the Fifth Amendment”) with WFCF. The Fifth Amendment added our newly formed subsidiary, Bell Techlogix, Inc., as a party to the Credit Facility and made immaterial conforming and updating amendments.
On March 25, 2009, we entered into the Sixth Amendment with WFCF. The Sixth Amendment modified the block on the amount of the Credit Facility available during 2009 to amounts ranging from $3.5 million to $6.0 million, extended the expiration date of the Credit Facility to March 31, 2010, established a minimum prime rate of 3.5% and a minimum LIBOR rate of 3.0%, increased the margin on both prime rate and LIBOR rate loans to percentages ranging from 4.0% to 4.5% and revised the financial profitability and capital expenditure covenants for the year ended December 31, 2009.
On February 11, 2010, we entered into the Seventh Amendment with WFCF. The Seventh Amendment extended the expiration date on the Credit Facility to March 31, 2011, revised the financial profitability and capital expenditure covenants for the year ended December 31, 2010, and increased the total size of the Credit Facility from $10.0 million to $12.5 million during the period from July 15, 2010 to and including September 14, 2010.
Convertible Note Held By Newcastle
On January 31, 2007, we issued to Newcastle a Convertible Note with a principal amount of $10.0 million in order to complete the financing of our acquisition of SkyTel. The Convertible Note was amended and restated on June 13, 2008. The Amended Convertible Note is secured by a second priority lien on substantially all of our assets. The outstanding principal balance and/or accrued but unpaid interest on the Amended Convertible Note is convertible at any time by Newcastle into shares of our common stock at a conversion price of $4.00 per share (the “Conversion Price”), subject to adjustment. The Amended Convertible Note accrues interest at 4% per annum, subject to adjustment in certain circumstances, which interest accretes as principal on the Amended Convertible Note as of each quarterly interest payment date. In connection with execution of the Amended Convertible Note, and subject to certain conditions, we have agreed to appoint such number of director designees of Newcastle such that Newcastle’s designees constitute 50% of the then outstanding current members of our board of directors (or, if the number of members of the board of directors is an odd integer, such number of Newcastle designees equal to the lowest integer that is greater than 50% of the then outstanding members). We also have the option (subject to the consent of WFCF) to pay interest on the outstanding principal balance of the Amended Convertible Note in cash at a higher interest rate (8%) if the weighted average market price of our common stock is greater than 200% of the Conversion Price ($8.00). The Amended Convertible Note matures on January 31, 2017. We have the right to prepay the Amended Convertible Note at an amount equal to 105% of outstanding principal after January 31, 2010 so long as a weighted average market price of our common stock is greater than 200% of the Conversion Price ($8.00). As of December 31, 2009, the outstanding principal balance and accrued but unpaid interest on the Convertible Note was $11.8 million.
On October 31, 2008, the Amended Convertible Note, together with rights under the related security agreements and registration rights agreement, was assigned by Newcastle to BI Holdings, L.P., a Delaware limited partnership of which Newcastle Capital Management, L.P. (the general partner of Newcastle) serves as general partner.
On March 25, 2009, we entered into the First Amendment to Note. The First Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2009.
On February 11, 2010, we entered into the Second Amendment to Note. The Second Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2010 and increased the limitation on the indebtedness covenant to $13.0 million.
We believe that sufficient cash resources exist for the foreseeable future to support our operations and commitments through cash generated by operations, collection of the final amounts due from the sale of the SkyTel Business and advances under the Credit Facility with WFCF. We continue to evaluate options in regard to obtaining additional financing to support future growth.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have no investments in market risk-sensitive investments for either trading purposes or purposes other than trading purposes.

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
We have audited the accompanying consolidated balance sheets of Bell Industries, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bell Industries, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ CROWE HORWATH LLP
Indianapolis, Indiana
March 31, 2010

BELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year ended December 31,
	2009	2008

Net revenues:
Products	$74,325	$75,379
Services	26,252	26,525

Total net revenues	100,577	101,904

Costs and expenses:
Cost of products sold	61,420	61,606
Cost of services provided	19,011	18,459
Selling, general and administrative	20,930	23,741

Operating loss	(784)	(1,902)
Interest expense, net	1,093	844
Loss on sale of assets	—	28
Loss on extinguishment of debt	—	1,053

Loss from continuing operations before benefit from income taxes	(1,877)	(3,827)
Benefit from income taxes	(7)	(422)

Loss from continuing operations	(1,870)	(3,405)

Discontinued operations:
Loss from discontinued operations, net of tax	(36)	(962)
Loss on sale of discontinued operations, net of tax	—	(500)

Loss from discontinued operations, net of tax	(36)	(1,462)

Net loss	$(1,906)	$(4,867)

Share and per share data
Basic and diluted:
Loss from continuing operations	$(4.32)	$(7.87)
Loss from discontinued operations	(0.08)	(3.37)

Net loss	$(4.40)	$(11.24)

Weighted average common shares outstanding	433	433

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$2,608	$3,233
Accounts receivable, less allowance for doubtful accounts of $804 and $791, respectively	9,210	8,096
Inventories, net	8,012	8,770
Prepaid expenses and other current assets	846	1,819
Notes receivable	300	3,000

Total current assets	20,976	24,918

Fixed assets, at cost:
Leasehold improvements	928	915
Computer equipment and software	7,586	8,247
Furniture, fixtures and other	3,718	3,756

Total fixed assets	12,232	12,918
Less accumulated depreciation and amortization	(11,430)	(11,443)

Fixed assets, net	802	1,475

Other assets	775	867

Total assets	$22,553	$27,260

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Floor plan payables	$—	$291
Accounts payable	5,382	7,189
Accrued payroll	1,882	1,462
Other accrued liabilities	2,440	3,671

Total current liabilities	9,704	12,613
Convertible note	11,345	10,840
Other long-term liabilities	3,592	4,063

Total liabilities	24,641	27,516

Commitments and contingencies
Shareholders’ deficit:
Preferred stock:
Authorized — 1,000,000 shares, outstanding — none
Common stock:
Authorized — 10,000,000 shares;
Outstanding — 433,416 shares	35,569	35,495
Accumulated deficit	(37,657)	(35,751)

Total shareholders’ deficit	(2,088)	(256)

Total liabilities and shareholders’ deficit	$22,553	$27,260

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Dollars in thousands)

				Accumulated other
	Common stock		Accumulated	comprehensive	Total Shareholders’
	Shares	Amount	deficit	income	Deficit

Balance at January 1, 2008	432,511	$34,983	$(30,536)	$336	$4,783
Stock-based compensation		150			150
Employee benefit plan				(336)	(336)
Fractional shares issued in 1-for-20 reverse stock split	905
Beneficial conversion feature, net of tax		362			362

Adoption of ASC 715, net of tax			(348)		(348)
Net loss			(4,867)		(4,867)

Balance at December 31, 2008	433,416	$35,495	$(35,751)	$—	$(256)
Stock-based compensation		51			51
Beneficial conversion feature, net of tax		23			23
Net loss			(1,906)		(1,906)

Balance at December 31, 2009	433,416	$35,569	$(37,657)	$—	$(2,088)

See Accompanying Notes to Consolidated Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,906)	$(4,867)
Loss from discontinued operations, net of tax	36	962
Loss on sale of discontinued operations, net of tax	—	500
Adjustments to reconcile net loss to net cash used in operating activities for continuing operations:
Loss on sale of assets	—	28
Gain on termination of retiree medical plan	—	(336)
Depreciation, amortization and accretion	895	1,636
Stock-based compensation	51	47
Non-cash interest expense	785	607
Provision for losses on accounts receivable, net	19	348
Provision for losses on inventory	(15)	(199)
Loss on extinguishment of debt	—	1,053
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(1,133)	3,860
Inventories	773	1,752
Accounts payable	(1,807)	(3,249)
Accrued payroll	420	(177)
Accrued liabilities and other	(1,263)	(3,186)

Net cash used in operating activities for continuing operations	(3,145)	(1,221)
Net cash used in operating activities for discontinued operations	(263)	(1,470)

Net cash used in operating activities	(3,408)	(2,691)

Cash flows from investing activities:
Purchases of fixed assets and other	(131)	(842)
Proceeds from life insurance policy	—	488
Proceeds from sale of assets	5	11

Net cash used in investing activities for continuing operations	(126)	(343)
Net cash provided by investing activities for discontinued operations	3,493	12,000

Net cash provided by investing activities	3,367	11,657

Cash flows from financing activities:
Net repayments under revolving credit facility	—	(4,775)
Debt acquisition costs	(174)	(130)
Net payments of floor plan payables	(291)	(773)
Principal payments on capital leases	(119)	(129)

Net cash used in financing activities for continuing operations	(584)	(5,807)
Net cash used in financing activities for discontinued operations	—	(335)

Net cash used in financing activities	(584)	(6,142)

Net increase (decrease) in cash and cash equivalents	(625)	2,824
Cash and cash equivalents at beginning of year	3,233	409

Cash and cash equivalents at end of year	$2,608	$3,233

Supplemental cash flow information:
Interest paid	$188	$363
Income taxes paid	$10	$12
Capital lease obligations incurred (including discontinued operations)	$—	$263
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
Bell Techlogix
Product sales terms provide that title and risk of loss are passed to the customer at the time of shipment. These sales terms have been enforced with customers. An order or a signed agreement is required for each transaction. Products are typically shipped directly to customers from suppliers. In some instances, products are shipped to customers out of the Company’s facilities. The Company’s primary distribution supplier represented approximately 50% and 42% of technology product purchases during the years ended December 31, 2009 and 2008, respectively. Services revenues are primarily derived through support services from recurring engagements. Support services are typically rendered separate from product sales. Revenues from these services are typically under contract and are billed periodically, usually monthly, based on fixed fee arrangements, per incident or per resource charges, or on a cost plus basis. Revenue recognition from support services does not require significant management estimates. Revenue is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 605, Revenue Recognition (“ASC 605”), for arrangements that include multiple deliverables, primarily product sales that include deployment services. The delivered items are accounted for separately, provided that the delivered item has value to the customer on a stand-alone basis and there is objective and reliable evidence of the fair value of the undelivered items. For such arrangements, product sales and deployment services are accounted for separately in accordance with ASC 605.
In accordance with ASC 605, the Company records revenue either based on the gross amount billed to a customer or the net amount retained. The Company records revenue on a gross basis when it acts as a principal in the transaction, is the primary obligor in the arrangement, establishes prices, determines the supplier, and has credit risk. The Company records revenue on a net basis when the supplier is the primary obligor in the arrangement, when the amount earned is a percentage of the total transaction value and is usually received directly from the supplier, and when the supplier has credit risk. Product sales to most customers are recorded on a gross basis as the Company is responsible for fulfilling the order, establishes the selling price to the customer, has the responsibility to pay suppliers for all products ordered, regardless of when, or if, it collects from the customer, and determines the creditworthiness of its customers.
During 2009, the Company had two Bell Techlogix customers that accounted for approximately 14% of consolidated net revenues. At December 31, 2009, these customers accounted for approximately 26% of consolidated accounts receivable. During 2008, the Company had one Bell Techlogix customer that accounted for approximately 9% of consolidated net revenues. At December 31, 2008, this customer accounted for approximately 10% of consolidated accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company estimates reserves for potential credit losses and such losses have been within these estimates. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.
Recreational Products Group (RPG)
RPG’s sales terms provide that title and risk of loss are passed to the customer at the time of shipment. These sales terms have been enforced with RPG’s customers. Sales terms are communicated in each of RPG’s product catalogues, which are widely distributed to customers. An order is required for each transaction. Products are shipped to customers based on their proximity to each of RPG’s three distribution facilities. Delivery is fulfilled through either common carriers, parcel carriers or company leased vehicles.
Concentrations of credit risk with respect to trade receivables are generally limited due to the large number and general dispersion of trade accounts that constitute the Company’s customer base.

Inventories — Inventories, consisting primarily of finished goods, are stated at the lower of cost (determined using weighted average and first-in, first-out methods) or market (net realizable value). The Company periodically reviews inventory items and overall stocking levels to ensure that adequate reserves exist for inventory deemed obsolete or excessive. Inventory reserves totaled $463,000 and $476,000 at December 31, 2009 and 2008, respectively.
Shipping and handling costs — Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned and leased delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $3.0 million and $3.6 million for the years ended December 31, 2009 and 2008, respectively. These costs are included within selling, general and administrative expenses in the Consolidated Statements of Operations.
Deferred catalog and advertising costs — The Company capitalizes the direct costs of producing its RPG product catalogs. Upon completion of each catalog, the production costs are amortized over the expected net sales period of one year. Deferred catalog costs totaled approximately $64,000 and $75,000 at December 31, 2009 and 2008, respectively. Total consolidated advertising costs, which are expensed as incurred and include amortized catalog production costs, totaled approximately $154,000 and $160,000 for the years ended December 31, 2009 and 2008, respectively.
Vendor rebates — The Company receives rebates from certain vendors. Rebates are deemed earned based on meeting volume purchasing or other criteria established by the vendor. These amounts are recorded at the time the requirements are considered met or, if collectability risks or other issues exist, at the time that the credit is received from the vendor.
Deferred financing costs — Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the effective interest rate method over the life of the debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Interest expense relating to the amortization of the deferred financing costs allocated to discontinued operations amounted to $0 and $50,000 for the years ended December 31, 2009 and 2008, respectively. Interest expense related to the amortization of the deferred financing costs included within interest expense in the Consolidated Statement of Operations totaled $257,000 for the year ended December 31, 2009.
Fixed assets, depreciation and amortization — All fixed assets are recorded at cost and depreciated using the straight-line method based upon estimated useful lives of 3 to 5 years for computer equipment and software and 3 to 7 years for furniture, fixtures and other. Leasehold improvements are amortized over the shorter of their estimated service lives or the term of the lease.
Long-lived assets — In accordance with the provisions of ASC Topic 360-10-40, Impairment or Disposal of Long-lived Assets, the Company assesses potential impairment to its long-lived assets when events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If required, an impairment loss is recognized as the difference between the carrying value and the fair value of the assets.
Income taxes — The Company accounts for income taxes following the provisions of ASC Topic 740, Income Taxes (“ASC 740”), which requires recording income taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded based on a determination of the ultimate realizability of net deferred tax assets. See Note 8 of the Notes to Consolidated Financial Statements.
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
Retiree medical program — The Company’s retiree medical plan was terminated effective December 31, 2008. Prior to termination, the Company contributed a defined amount towards medical coverage to qualifying employees who were employed prior to January 1, 1998. The Company accounted for its postretirement medical obligations in accordance with ASC Topic 715-60, Defined Benefit Plans — Other Postretirement (“ASC 715-60”). See Note 10 of the Notes to Consolidated Financial Statements.
Life insurance — The Company accounts for its endorsement split dollar life insurance policies in accordance with ASC 715-60. The Company records the policies at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Comprehensive income (loss) — Comprehensive loss is the same as net loss for all periods presented.
Stock-based compensation — The Company, from time to time, grants stock options for a fixed number of shares to certain employees and directors. The Company recognizes compensation expense for share-based payment transactions in the financial statements at their fair value. The expense is measured at the grant date, based on the calculated fair value of the share-based award, and is recognized over the requisite service period (generally the vesting period of the equity award).

Per share data — Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the weighted average number of common shares potentially issuable for dilutive securities such as stock options and warrants and convertible debt. The weighted average number of common shares outstanding for each of the years ended December 31, 2009 and 2008 (which reflects the one-for-twenty reverse stock split that became effective on December 24, 2008) is set forth in the following table (in thousands):

	2009	2008

Basic weighted average shares outstanding	433	433
Potentially dilutive stock options and convertible debt	2,846	141
Anti-dilutive due to net loss in period	(2,846)	(141)

Diluted weighted average shares outstanding	433	433

For each of the years ended December 31, 2009 and 2008, the number of stock option shares not included in the table above, because the impact would have been anti-dilutive, was 22,500 and 26,750, respectively.
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
New Pronouncements
In July 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States. This guidance was included in the Codification under FASB ASC Topic 105, Generally Accepted Accounting Principles. All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective for the Company beginning with the third quarter of 2009. Therefore, beginning with the third quarter of 2009, all references made by the Company in its consolidated financial statements use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have a material impact on the Company’s consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force. This guidance applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC 605. This guidance also (i) provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated, (ii) requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, (iii) eliminates the use of the residual method and (iv) requires an entity to allocate revenue using the relative selling price method. The consensus significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this guidance on a retrospective basis. The Company has not yet determined the effect of the adoption of this guidance on the Company’s results of operations or financial position.
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

On October 15, 2007, the Company sold its shares of stock (the “Shares”) in two corporations that held certain FCC licenses for the operation of broadband radio service channels to Sprint Nextel Corporation. The aggregate consideration for the Shares was approximately $13.5 million in cash, with approximately $943,000 payable to the Company eighteen months after closing (April 15, 2009) after certain indemnification obligations have been met. The remaining $943,000 was paid in full during 2009.
During the fourth quarter of 2007, the Company committed to a plan to sell the SkyTel division and entered into letters of intent with two parties to sell the SkyTel division in two separate transactions. On February 14, 2008, the Company completed the sale of the SkyGuard and FleetHawk product lines to SkyGuard, LLC for $7.0 million in cash. On June 13, 2008, the Company completed the sale of the remainder of the SkyTel business to Velocita Wireless, LLC (“Velocita”) for total consideration of $7.5 million, consisting of $3.0 million in cash at closing, a $3.0 million secured note payable thirty days after closing and a $1.5 million unsecured note originally payable on the one year anniversary of the closing. Subsequent to the closing, Velocita agreed to pay the Company a working capital adjustment of $1.5 million, payable in installments through June 15, 2009.
On May 12, 2009, the Company entered into a settlement agreement with Velocita and various of Velocita’s affiliated entities, which included an agreement to reduce the amount of the $1.5 million unsecured note due on June 13, 2009 to $1.35 million, with $250,000 paid on May 12, 2009 and the remaining $1.1 million balance payable in eleven monthly installments of $100,000 beginning on June 1, 2009. In exchange for the reduction in the principal amount of the unsecured note and the extended payment terms, the Company received corporate guarantees from Velocita’s affiliated entities on the remaining outstanding balance. As of December 31, 2009, the unpaid balance on the unsecured note was $300,000. In addition, the unpaid balance of $1.1 million on the working capital adjustment note was paid in full on May 12, 2009. The proceeds have and will continue to be used to pay down outstanding balances on the Company’s credit facility and to provide working capital for the Company’s continuing operations.
Upon the closing of the transactions, the Company no longer has any significant involvement and no longer generates cash flows from SkyTel operations. Therefore, the SkyTel division is reflected as discontinued operations in the Consolidated Statements of Operations and Cash Flows for the years ended December 31, 2009 and 2008. Summarized financial information in the Consolidated Statements of Operations for the discontinued SkyTel operations for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	December 31,
	2009	2008
Net revenues	$—	$35,088
Loss before income taxes	(36)	(1,462)
Provision for income taxes	—	—

Loss from discontinued operations, net of tax	$(36)	$(1,462)

In presenting discontinued operations, corporate overhead expenses have not been allocated to discontinued operations. Interest expense of $657,000 was allocated to discontinued operations for the year ended December 31, 2008 based upon the anticipated proceeds or debt balance attributable to those operations. No interest expense was allocated to discontinued operations for the year ended December 31, 2009. Income taxes have been allocated to discontinued operations in accordance with ASC 740, with intraperiod tax allocation resulting in no tax provision being provided given the Company’s full valuation allowance on its deferred tax assets.
For the year ended December 31, 2008, approximately $2.8 million of depreciation and amortization was not expensed due to the cessation of such expense upon the SkyTel division being classified as held for sale.
Note 3 — Fair Value of Financial Instruments
The Company partially adopted ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted until January 1, 2009. This guidance establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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
The following table presents the Company’s financial asset (Notes Receivable) and non-financial liability (environmental liability, see Note 11) that are measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the year ended December 31, 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Notes	Environmental
(In thousands)	Receivable	Liability
Fair Value at December 31, 2008	$3,000	$2,959
Total realized gains or losses	—	—
Changes in net asset or liability resulting from collections or settlements	(2,700)	(510)
Transfers in and/or out of Level 3	—	—
Fair Value at December 31, 2009	$300	$2,449
Gains or losses resulting from changes in the fair value of notes receivable are reflected in income or loss from discontinued operations, net of tax (see Note 2). Gains and losses resulting from changes in the fair value of the liability for environmental matters are reflected in the period realized in earnings and are reported in selling, general and administrative expenses.
The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and other accruals approximate their fair values because of their nature and respective duration. The fair value of the Company’s credit facility is equal to its carrying value due to the variable nature of its interest rate. The fair value of the Company’s Amended Convertible Note is based on its book value since the note is not publicly traded and it is not practical to measure its fair value.
Note 4 — Floor Plan Arrangements
During the years ended December 31, 2009 and 2008, the Company financed certain inventory purchases through floor plan arrangements with various finance companies. The aggregate amount of outstanding floor plan obligations ranged between $0 and $291,000. The outstanding amounts were payable in 15 to 45 days. The arrangements were generally subsidized by the product manufacturers and were interest free if amounts are paid within the specified terms. As of December 31, 2009, the Company was not obligated under any floor plan arrangements.
Note 5 — Stock Repurchase Program
In July 2001, the Board of Directors authorized a stock repurchase program of up to 50,000 shares of the Company’s outstanding common stock. The common stock can be repurchased in the open market at varying prices depending on market conditions and other factors. No shares were repurchased by the Company during the years ended December 31, 2009 and 2008. As of December 31, 2009, 21,619 shares remained available for repurchase.
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
During January 2007, pursuant to an employment agreement, one employee received non-qualified option grants to purchase 6,250 shares of common stock at grant prices equal to or higher than fair market value of the shares on the date of grant. These options had a term of ten years, vested over a period of four years and provided for accelerated vesting if there was a change of control (as defined in the employment agreement). These options were standalone grants and were not granted from the 2001 Plan or 2007 Plan. These options were cancelled in January 2010 as a result of the employee’s resignation.

The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years. Stock-based compensation expense totaled $51,000 and $47,000 for the years ended December 31, 2009 and 2008, respectively. No options were granted during the years ended December 31, 2009 and 2008.
The following summarizes stock option activity during the two years ended December 31, 2009:

			Weighted average
		Weighted	remaining
		average	contractual term	Aggregate
	Shares	exercise price	(in years)	intrinsic value

Outstanding at December 31, 2007	54,650	$74.80	6.4	$—
Granted	—	—
Exercised	—	—
Canceled or expired	(27,900)	60.38

Outstanding at December 31, 2008	26,750	$89.84	4.1	$—
Granted	—	—
Exercised	—	—
Canceled or expired	(4,250)	79.85

Outstanding at December 31, 2009	22,500	$91.73	3.9	$—

Exercisable at December 31, 2009	18,650	$86.51	3.5	$—
The following summarizes non-vested stock options as of December 31, 2009 and changes through the year ended December 31, 2009:

		Weighted
		average grant
	Shares	date fair value

Non-vested at December 31, 2008	6,450	$21.90
Granted	—	—
Vested	(2,600)	20.26
Canceled	—	—

Non-vested at December 31, 2009	3,850	$23.00

The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. No options were exercised during the years ended December 31, 2009 and 2008. The total fair value of shares vesting during the years ended December 31, 2009 and 2008 was approximately $53,000 and $156,000, respectively. As of December 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $42,000 which is expected to be recognized over a weighted average period of approximately six months. As of December 31, 2009, there were 42,500 shares of common stock available for issuance pursuant to future stock option grants under the 2007 Plan.
Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”) 37,500 shares were authorized for issuance to the Company’s employees. Eligible employees may purchase Company stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At December 31, 2009, 20,973 shares were available for future issuance under the ESPP.

Note 7 — Debt
On January 31, 2007, the Company secured financing to complete the SkyTel acquisition by entering into (i) a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, N.A. (now known as Wells Fargo Capital Finance, Inc. (“WFCF”), as administrative agent, pursuant to which WFCF provided the Company with a revolving line of credit with a maximum credit amount of $30.0 million (the “Credit Facility”); and (ii) a purchase agreement with Newcastle Partners, L.P. (“Newcastle”) pursuant to which the Company issued and sold in a private placement to Newcastle a convertible subordinated pay-in-kind promissory note (the “Convertible Note”) in the principal amount of $10.0 million.
Credit Facility
Pursuant to the Credit Agreement, the Company borrowed approximately $10.3 million in the form of an initial advance under the Credit Facility (the “Initial Advance”). The proceeds of the Initial Advance, together with existing cash on hand and the funds received pursuant to the sale of the Convertible Note, were used to finance the acquisition of SkyTel as well as related fees and expenses. Additional advances under the Credit Facility (collectively, the “Advances”) are available to the Company, subject to restrictions based on the Borrowing Base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the greater of 3.5% or the rate of interest per annum announced from time to time by WFCF as its prime rate in effect at its principal office in San Francisco, California, plus a margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the greater of 3.0% or the LIBOR Rate (as defined in the Credit Agreement) plus a margin. The Advances made under the Credit Agreement are repayable in full on March 31, 2011. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. The Credit Agreement includes certain covenants related to profitability and capital expenditures. In connection with the Credit Agreement, on January 31, 2007, the Company entered into a security agreement with WFCF, pursuant to which the Company granted WFCF a security interest in and a lien against certain assets of the Company. As of December 31, 2009 and 2008, there were no amounts outstanding under the Credit Facility. At December 31, 2009, the Company’s availability under the Credit Facility was approximately $4.9 million.
On August 13, 2007, the Company entered into Amendment Number Two to Credit Agreement, Consent and Waiver (the “Second Amendment”) with WFCF. The Second Amendment amended the profitability covenants for the nine month period ended September 30, 2007 and the twelve month period ended December 31, 2007, blocked $10.0 million of the total Credit Facility and blocked $6.0 million of the amount of the Credit Facility available at any time to the Company.
On April 11, 2008, the Company entered into Amendment Number Three to Credit Agreement (the “Third Amendment”) with WFCF to give effect to the sale of the SkyTel division. The Third Amendment resulted in the modification of the calculation of the profitability covenants to exclude the results of the SkyTel division and amended the minimum profitability covenants as of December 31, 2007 and each of the four quarters during the year ended December 31, 2008.
On June 13, 2008, in connection with the sale of the remainder of the SkyTel Business to Velocita, the Company entered into Amendment Number Four to Credit Agreement, Consent and Partial Release Agreement (the “Fourth Amendment”), with WFCF. The Fourth Amendment reduced the maximum revolver amount to $10.0 million from $20.0 million ($30.0 million Credit Facility with $10.0 million blocked per the Second Amendment), reduced the block on the amount of the Credit Facility available at any time from $6.0 million to $3.5 million for the period from August 1 through December 31, 2008 and revised the capital expenditure covenants for the years ended December 31, 2008 through 2012.
On March 12, 2009, the Company entered into Amendment Number Five to Credit Agreement and Joinder Agreement with WFCF (the “Fifth Amendment”). The Fifth Amendment added the Company’s newly formed subsidiary, Bell Techlogix, Inc., as a party to the Credit Facility and made immaterial conforming and updating amendments.
On March 25, 2009, the Company entered into Amendment Number Six to Credit Agreement (the “Sixth Amendment”) with WFCF. The Sixth Amendment modified the block on the amount of the Credit Facility available during 2009 to amounts ranging from $3.5 million to $6.0 million, extended the expiration date of the Credit Facility to March 31, 2010, established a minimum prime rate of 3.5% and a minimum LIBOR rate of 3.0%, increased the margin on both prime rate and LIBOR rate loans to percentages ranging from 4.0% to 4.5% and revised the financial profitability and capital expenditure covenants for the year ended December 31, 2009.
On February 11, 2010, the Company entered into Amendment Number Seven to the Credit Agreement (the “Seventh Amendment”) with WFCF. The Seventh Amendment extended the expiration date on the Credit Facility to March 31, 2011, revised the financial profitability and capital expenditure covenants for the year ended December 31, 2010, and increased the total size of the Credit Facility from $10.0 million to $12.5 million during the period from July 15, 2010 to and including September 14, 2010.

Convertible Note
Through June 13, 2008, the outstanding principal balance and accrued but unpaid interest on the Convertible Note was convertible at any time by Newcastle into shares of common stock of the Company at a conversion price of $76.20 per share, subject to adjustment. The Convertible Note accrued interest at 8%, subject to adjustment in certain circumstances, which interest accreted as principal on the Convertible Note as of each quarterly interest payment date beginning March 31, 2007. The Company also had the option (subject to the consent of WFCF) to pay interest on the outstanding principal balance of the Convertible Note in cash at a higher interest rate following the first anniversary if the weighted average market price of the Company’s common stock was greater than 200% of the conversion price ($152.40 per share). The Convertible Note matures on January 31, 2017. The Company had the right to prepay the Convertible Note at an amount equal to 105% of outstanding principal following the third anniversary of the issuance of the Convertible Note so long as a weighted average market price of the Company’s common stock was greater than 150% of the conversion price ($114.40 per share). In connection with the purchase of the Convertible Note, the Company and Newcastle also entered into a registration rights agreement pursuant to which Newcastle was granted demand and piggyback registration rights in respect of shares of common stock that may be issued under the Convertible Note. In March 2007, the Company granted Newcastle a second priority lien in certain assets of the Company in order to secure the obligations under the Convertible Note.
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
On June 13, 2008, the Company and Newcastle entered into the Second Amended and Restated Convertible Promissory Note (the “Amended Convertible Note”) with a principal amount of $11.1 million (which represented the original $10.0 million note plus payment-in-kind interest accreted as additional principal and accrued interest through June 13, 2008). The Amended Convertible Note reflects a reduction in the conversion price from $76.20 per share down to $4.00 per share (subject to adjustment) and a reduction in the interest rate from 8% to 4% per annum. The Company has the right to prepay the Amended Convertible Note at an amount equal to 105% of the outstanding principal following the third anniversary of the issuance of the Convertible Note so long as a weighted average market price of the Company’s common stock is greater than 200% of the conversion price ($8.00 per share). As a result of the amendment, the remaining balance of the beneficial conversion feature recorded when the note was originally issued on January 31, 2007, net of income taxes, was written off resulting in a loss on extinguishment of debt of approximately $1.1 million in the year ended December 31, 2008. As the Amended Convertible Note is convertible at the option of Newcastle at a beneficial conversion rate of $4.00 per share (closing market price of the Company’s common stock as of June 13, 2008 was $4.20 per share), the embedded beneficial conversion feature was recorded as a debt discount with the credit charged to shareholders’ equity, net of tax, and amortized using the effective interest method over the life of the debt in accordance with ASC 470-20-25.
On March 25, 2009, the Company entered into Amendment Number One to the Amended Convertible Note (the “First Amendment to Note”). The First Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2009.
On February 11, 2010, the Company entered into Amendment Number Two to the Amended Convertible Note (the “Second Amendment to Note”). The Second Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2010 and increased the limitation on the indebtedness covenant to $13.0 million.
The following summarizes activity related to the Amended Convertible Note through December 31, 2009 (in thousands):

Amended convertible note at December 31, 2008	$10,840
Beneficial conversion feature	(23)
Accretion of beneficial conversion feature	64
Accrued interest	464

Amended convertible note at December 31, 2009	$11,345

Total interest expense recorded on the Convertible Note and the Amended Convertible Note, including accretion of beneficial conversion feature, during the years ended December 31, 2009 and 2008 was approximately $528,000 and $721,000, respectively.
Note 8 — Income Taxes
The income tax benefit credited to continuing operations is as follows (in thousands):

	2009	2008

Current
Federal	$—	$(396)
State	(7)	(26)

	$(7)	$(422)

The following is a reconciliation of the federal statutory tax rate to the effective benefit rate:

	2009	2008

Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(0.4)	(0.5)
Change in valuation allowance against net deferred tax assets	32.9	33.6
Nondeductible items, unrecognized tax benefits and other, net	1.1	(6.8)

Effective tax rate	(0.4)%	7.7%

Deferred tax balances were comprised of the following (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$11,948	$11,551
Accrued environmental and legal	1,037	1,186
Depreciation and amortization	110	—
Employee benefit accruals	394	163
Accrued deal costs	—	358
Stock-based and deferred compensation	526	514
Deferred rent	204	266
Intangibles	74	151
Receivables allowance	295	283
Inventory reserves	246	258
Other	207	117

	15,041	14,847

Deferred tax liabilities:
Prepaid items	(158)	(203)
Depreciation and amortization	—	(8)
Other	—	(143)

Net deferred tax balance before valuation allowance	14,883	14,493

Valuation allowance	(14,883)	(14,493)

Net deferred tax balance after valuation allowance	$—	$—

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
As of January 1, 2008, the Company had $396,000 of unrecognized tax benefits (which included interest of $126,000) largely related to federal income tax matters. As of December 31, 2008, the entire unrecognized tax benefit was recognized as the matters were resolved prior to this date. This recognition affected the Company’s 2008 effective tax rate. No unrecognized tax benefits existed at December 31, 2009.
The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions. The Company remains subject to examination by taxing authorities in the jurisdictions the Company has filed returns for years after 2005. During the year ended December 31, 2008, the Company settled its 2002 IRS examination and reversed interest accrued upon settlement of this liability.
The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
At December 31, 2009, the Company had available unused net operating losses of $30.7 million that may be applied against future taxable income and that expire from 2023 to 2029. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. At December 31, 2009 and 2008, the Company had a full valuation allowance against the Company’s net deferred tax assets.

Note 9 — Employee Benefit and Deferred Compensation Plans
The Company has a qualified, trusteed, savings and profit sharing plan for eligible employees. The Company’s matching contributions and discretionary contributions to the plan, as determined by the Board of Directors, were $14,000 and $109,000 during the years ended December 31, 2009 and 2008, respectively. Company matching contributions were suspended during 2009.
The Company had a deferred compensation plan available for certain officers and other key employees. Expense associated with these plans was $4,000 during the year ended December 31, 2009 and income from these plans was $5,000 during the year ended December 31, 2008. This plan was terminated on July 31, 2008 and final payouts were made in August 2009.
Note 10 — Retiree Medical Program
Through December 31, 2008, the Company provided postretirement medical coverage for qualifying employees who were employed prior to January 1, 1998. In July 2008, the Company notified participants in the Retiree Medical Plan that, effective December 31, 2008, the Retiree Medical Plan was being terminated. The termination of the Retiree Medical Plan eliminated any future obligation of the Company to provide cost sharing benefits to current or future retirees. The termination was accounted for under the provisions of ASC Topic 715-60, Defined Benefit Plans - Other Postretirement, resulting in a gain of $607,000, representing the reversal of a $271,000 accrued retiree medical liability and $336,000 in accumulated other comprehensive income, which was recognized as a reduction to selling, general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.
Note 11 — Environmental Matters
The reserve for environmental matters primarily relates to the cost of monitoring and remediation efforts, which commenced in 1993, related to a former leased site of the Company’s Electronics System Division (“ESD”). The ESD operation was closed in late 1992. The project involves a water table contamination clean up process, including monitoring and extraction wells. The Company has fully cooperated with the California Regional Water Quality Control Board (“CRWQCB”) to remediate groundwater contamination at the site. At this time, there are no sanctions against the Company and one administrative order received on March 29, 2010. The order from the CRWQCB is for preparation of a plan for the installation of two additional exploratory wells. We are currently reviewing the order and will likely file a petition to reverse the order on the basis that our current network of wells are sufficient for the remediation of any ground water table contamination at the site for which Bell may arguably be responsible.
In late 2003, the CRWQCB required testing for several “emergent chemicals,” which are compounds only recently identified as potential groundwater contaminants. During testing in 2004, one of these emergent chemicals, “1-4 Dioxane,” was found at the site. This substance was used as a stabilizing agent in the solvents that were used at ESD. A detailed groundwater investigation was performed in 2004 to determine the extent of this contaminant and the plume in general. This investigation revealed that the existing groundwater plume was significantly larger than previously estimated. Additional remediation, including the installation of new groundwater extraction wells, took place during 2007 and 2008, and such work will continue in 2010 and beyond.
The Company obtained a cost cap insurance policy, which expired in November 2008, to cover a portion of the remediation costs. The policy was in the amount of $4.0 million and payments under the policy started after the Company had expended a $1.9 million self insured retention. At December 31, 2008, all $4.0 million had been paid out under the policy.
At December 31, 2009, total future undiscounted remediation costs were reassessed and are estimated to be approximately $2.5 million. At December 31, 2009, approximately $441,000 (estimated current portion) was included in accrued liabilities and approximately $2.1 million (estimated non-current portion) was included in other long-term liabilities in the Consolidated Balance Sheets. We incurred clean up costs of $510,000 for the year ended December 31, 2009. At December 31, 2008, estimated future undiscounted remediation costs totaled approximately $3.0 million ($700,000 current and $2.3 million non-current). Given the inherently uncertain nature of environmental remediation, it is possible that the estimated liability for future remediation and related costs will be subject to revision.
Note 12 — Litigation
Since 1998, the Company had been defending an action brought by Williams Electronics Games, Inc., et al. (“Williams”) against the Company and other defendants alleging common law fraud and several other infractions related to Williams’ purchase of electronic components at purportedly inflated prices from various electronics distributors under purported kickback arrangements during the period from 1991 to 1996. The Company was named defendant as successor in interest to one of the originally named defendants. Related to this litigation, the Company had $1.1 million accrued prior to 2008. In August 2008, the Company reached an agreement with Williams to settle this matter for a lump sum payment of $900,000 and paid the amount in full and reduced the excess accrual.

On June 29, 2009, the Company was named as a defendant in a civil complaint filed by Eon Corp. IP Holdings, LLC, in United States District Court for the Eastern District of Texas. The suit alleges that the Company, along with several other providers of paging, messaging, and/or telemetry services, infringed upon certain patents during its ownership of Skytel. The Company believes that the complaint against the Company is without merit and continues to defend itself. However, if the Company receives an unfavorable outcome at trial, it could result in a liability that has a material adverse effect on the Company’s results of operations and financial position.
Other litigation: The Company is involved in certain other legal proceedings that are incidental to its current and discontinued businesses. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes that the resolution of these actions will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.
Note 13 — Commitments and Contingencies
At December 31, 2009, the Company had operating leases on certain of its facilities and equipment expiring in various years through 2014. Under certain operating leases, the Company is required to pay property taxes, insurance and other costs relative to the property. Rent expense is recognized on a straight-line basis for leases that include free rent periods or have escalating rental payments. Rent expense under operating leases during the years ended December 31, 2009 and 2008 was approximately $1.7 million and $1.6 million, respectively.
The Company entered into capital leases related to technology systems, included in Computer equipment and software and Furniture, fixtures and other in the Consolidated Balance Sheets. The following is a summary of fixed assets held under capital leases (in thousands):

December 31,
2009

Computer equipment and software	$254
Furniture, fixtures and other	9
Less accumulated amortization	(221)

$42

Amortization expense during the years ended December 31, 2009 and 2008 relating to capital leases totaled $127,000 and $94,000, and is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
Minimum annual rentals on capital leases subsequent to 2009 are as follows (in thousands):

Capital
leases

2010	$14
2011	3
Net minimum lease payments	17
Less: Amount representing interest(1)	(2)

Present value of net minimum lease payments(2)	$15

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

(2)	Included in current other accrued liabilities and other long term accrued liabilities in the amounts of $13,000 and $2,000, respectively, in the Consolidated Balance Sheet at December 31, 2009.
Minimum annual rentals on operating leases for the five years subsequent to 2009 are as follows (in thousands):

Operating
leases

2010	$2,288
2011	1,913
2012	1,419
2013	436
2014	417

$6,473

The total minimum rental income to be received in the future under non-cancelable subleases totaled $992,000 at December 31, 2009.
In August 2009, the Company entered into a license and distribution agreement with the developer of a technology product that provides the Company with exclusive distribution rights to such product in the United States. As part of this agreement, the Company will make royalty payments based upon the revenue and profitability of the products sold and is committed to make minimum monthly and annual royalty payments which can be applied against royalties due from future product sales. The minimum annual royalty in the first year of the agreement is $378,000, which may be reduced or eliminated under certain circumstances. As of December 31, 2009, the Company had a prepaid royalty balance of $63,000, covering royalties due for the period of August 15, 2009 through December 31, 2009. The Company has the right to terminate the agreement with one year advance notice. In the event the developer of this technology does not perform certain of its obligations under the agreement, the royalty payments may be reduced or suspended.
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
Effective January 4, 2010, Clinton J. Coleman became the Chief Executive Officer of the Company. Mr. Coleman had served as the Interim Chief Executive Officer of the Company since July 2007 and also has been a member of the Board of Directors of the Company since January 2007.
On February 11, 2010, the Company entered into the Second Amendment to Note. The Second Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2010 and increased the limitation on the indebtedness covenant to $13.0 million.
Note 15 — Business Segments and Related Information
As of December 31, 2009, the Company had two reportable business segments: Bell Techlogix, a provider of integrated technology product and service solutions, and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for recreational vehicles, boats, snowmobiles, motorcycles and ATVs. The Company also separately records expenses related to corporate overhead which supports the business lines. The Company’s former segment, SkyTel, has been reflected as a discontinued operation and, therefore, is not presented. Each operating segment offers unique products and services and has separate management. The accounting policies of the segments are the same as described in Note 1.
The following is summarized financial information for the Company’s reportable segments (in thousands):

	Year ended
	December 31,
	2009	2008

Net revenues:
Bell Techlogix
Products	$39,882	$36,364
Services	26,252	26,525

	66,134	62,889
Recreational Products Group	34,443	39,015

	$100,577	$101,904

Operating income (loss):
Bell Techlogix	$1,558	$1,010
Recreational Products Group	1,191	972
Corporate	(3,533)	(3,884)

	(784)	(1,902)

	Year ended
	December 31,
	2009	2008

Loss on sale of assets	—	(28)
Loss on extinguishment of debt	—	(1,053)
Interest expense, net	(1,093)	(844)

Loss from continuing operations before benefit from income taxes	$(1,877)	$(3,827)

Depreciation and amortization:
Bell Techlogix	$617	$1,315
Recreational Products Group	96	116
Corporate	182	205

	$895	$1,636

Total assets:
Bell Techlogix	$8,023	$6,494
Recreational Products Group	9,825	11,184
Corporate	4,385	5,646
Discontinued operations	320	3,936

	$22,553	$27,260

Capital expenditures:
Bell Techlogix	$46	$758
Recreational Products Group	65	22
Corporate	20	62
Discontinued operations	—	1,000

	$131	$1,842

Note 16 — Subsequent Events
On January 4, 2010, Kevin J. Thimjon submitted to the Company’s Board of Directors his written notice of resignation as President and Chief Financial Officer of the Company, effective January 22, 2010. As a result of his resignation, the employment letter agreement between the Company and Mr. Thimjon terminated effective January 22, 2010.
Effective January 4, 2010, Clinton J. Coleman became Chief Executive Officer of the Company. Mr. Coleman had served as the Interim Chief Executive Officer of the Company since July 2007 and also has been a member of the Board of Directors of the Company since January 2007.
On February 11, 2010, the Company entered into the Seventh Amendment to the Credit Facility. The Seventh Amendment extended the expiration date on the Credit Facility to March 31, 2011, revised the financial profitability and capital expenditure covenants for the year ended December 31, 2010, and increased the total size of the facility from $10.0 million to $12.5 million during the period from July 15, 2010 to and including September 14, 2010.
On February 11, 2010, the Company entered into the Second Amendment to Note. The Second Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2010 and increased the limitation on the indebtedness covenant to $13.0 million.
On March 26, 2010, the Company’s Board of Directors designated Jacqueline S. Cregar as the Principal Financial Officer and Principal Accounting Officer of the Company. Ms. Cregar has served as the Company’s Corporate Controller since September 2009 and as the Assistant Secretary since January 2010.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charge to
	beginning of	costs and		Balance at end
Description	period	expenses	Deductions	of period

Year ended December 31, 2009:
Allowance for doubtful accounts	$791	$19	$6	$804
Inventory reserves	476	(15)	(2)	463
Deferred tax valuation allowance	14,493	390		14,883

	$15,760	$394	$4	$16,150

Year ended December 31, 2008:
Allowance for doubtful accounts	$730	$434	$373	$791
Inventory reserves	675	(199)		476
Deferred tax valuation allowance	12,147	2,346		14,493

	$13,552	$2,581	$373	$15,760

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A(T). Controls and Procedures
Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Corporate Controller and Assistant Secretary (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective. Our disclosure controls and procedures are (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) intended to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Company’s management (with the participation and under the supervision of the Company’s principal executive and principal financial officers) conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation and the criteria in Internal Control — Integrated Framework issued by COSO, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
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
Item 9B. Other Information
Annual Meeting of Shareholders
On December 10, 2009, we held our annual meeting of shareholders. The results of the shareholder vote from the annual meeting are set forth below:
Proposal 1. To elect Mr. Dale A. Booth, Mr. Clinton J. Coleman, Mr. Michael R. Parks and Mr. Mark E. Schwarz as directors:

	FOR	VOTES WITHHELD

Dale A. Booth	353,420	38,767
Clinton J. Coleman	353,154	39,033
Michael R. Parks	354,814	37,373
Mark E. Schwarz	354,759	37,428
Proposal 2. To ratify the appointment of Crowe Horwath LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

FOR	AGAINST	ABSTAIN

369,485	15,694	7,008
Designation of Principal Financial and Principal Accounting Officer
On March 26, 2010, our Board of Directors designated Jacqueline S. Cregar as our Principal Financial Officer and Principal Accounting Officer. Ms. Cregar has served as our Corporate Controller since September 2009 and as our Assistant Secretary since January 2010. See Part III, Item 10 of this Annual Report on Form 10-K for Ms. Cregar’s full biographical information.

PART III
Item 10. Director, Executive Officers and Corporate Governance
Information Regarding Directors
Biographical summaries and ages of our directors as of March 31, 2010 are set forth below. The biographies of each of the directors contain information regarding the person’s service as a director, business experience, director positions at publicly held corporations or investment companies registered under the Investment Company Act of 1940 held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused our nominating committee and our board of directors to conclude that such directors should serve as members of our board. There is no family relationship among any of our directors or executive officers.
Mark E. Schwarz, age 49, has been a director of our company since February 2000 and Chairman of the board of directors since September 2004. Since 1993, Mr. Schwarz has served as General Partner, directly or through entities that he controls, of Newcastle Capital Management, L.P., a private investment firm. Since December 2001, Mr. Schwarz has been the Managing Member of Newcastle Capital Group, L.L.C., the general partner of Newcastle Capital Management, L.P. Mr. Schwarz currently serves as Chairman of the board of directors of Hallmark Financial Services, Inc., a property-and-casualty insurance holding company, of Pizza Inn, Inc., a franchisor of and distributor to a chain-wide system of pizza restaurants, and of Wilhelmina International, Inc., a model and talent management company. Mr. Schwarz also presently serves as a director of SL Industries, Inc., a power supply and power motion products manufacturer and several privately held companies. During the past five years, Mr. Schwarz also served as a director of Medquist, Inc., a provider of clinical documentation workflow solutions in support of electronic health records, Nashua Corporation, a manufacturer of specialty papers and labels, Vesta Insurance Group, Inc., an insurance company, and Web Financial Corporation, a specialty bank and finance company. He has extensive experience in investment management and the management of publicly traded and privately held companies engaged in a wide range of industries.
Michael R. Parks, age 47, has been a director of our company since June 2000. Since 1992, Mr. Parks has been Chief Executive Officer of The Revere Group, an NTT Data company, a business and technology consulting company. Mr. Parks presently serves on the boards of True Partners (privately held company) and The Revere Group. He has extensive experience in the management of companies engaged in providing technology services.
Clinton J. Coleman, age 32, has been a director of our company since January 2007 and currently serves as Chief Executive Officer. Mr. Coleman served as our Interim Chief Executive Officer from July 2007 until January 2010. He is also a Vice President of Newcastle Capital Management, L.P., the general partner of Newcastle. Mr. Coleman has also recently served as Interim Chief Financial Officer of Pizza Inn, Inc. between July 2006 and January 2007. Prior to joining Newcastle, Mr. Coleman served as a portfolio analyst with Lockhart Capital Management, L.P., an investment partnership, from October 2003 to June 2005. From March 2002 to October 2003 he served as an associate with Hunt Investment Group, L.P., a private investment group. Previously, Mr. Coleman was an associate director with the Mergers & Acquisitions Group of UBS. Mr. Coleman is also a director of Pizza Inn, Inc. and several privately held companies. During the past five years, Mr. Coleman also served as a director of Nashua Corporation. He has extensive experience in investment management and the management of publicly traded and privately held companies engaged in a wide range of industries.
Dale A. Booth, age 51, joined our board of directors in September 2008. Since 2009, Mr. Booth has served as a Managing Director of TurnPoint Advisors, LLC, a consulting firm that provides C-level leadership and advisory services to companies facing operational or financial stress. From 2004 to 2009, Mr. Booth served as a Managing Member of Booth Partners, L.L.C., a private investment and consulting firm. From May 2007 to December 2008 he was Executive Chairman and Chief Executive Officer of SensorLogic Inc., a leading provider of wireless data management and connectivity solutions. Prior to that Mr. Booth served as President and Chief Executive Officer of privately held NextiraOne LLC between 2004 and 2007. From 2003 to 2004 Mr. Booth served as President and Chief Executive Officer of publically held Daisytek International. From 2000 to 2003, he served as Chairman and Chief Executive Officer of privately held Enginex Networks, Inc. Mr. Booth presently serves on the board of Virgin Islands Telephone Company Inc. He previously served as a director of publicly held Riverstone Networks Inc., publicly held Daisytek International, Inc. and privately held Telcove Inc. He has extensive experience in the management of companies engaged in providing technology services and developing technology products.
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

Information Regarding Executive Officers
All of our executive officers serve at the discretion of the board. The persons listed below are our executive officers:

Name	Age	Positions with our Company

Clinton J. Coleman	32	Chief Executive Officer
Jacqueline S. Cregar	33	Corporate Controller and Assistant Secretary
Biographical information regarding Ms. Cregar is set forth below. Mr. Coleman’s biographical information is set forth above.
Jacqueline S. Cregar, age 33, has served as Corporate Controller since September 2009 and was appointed Assistant Secretary in January 2010. Our board of directors designated Ms. Cregar as our Principal Financial Officer and Principal Accounting Officer in March 2010. Prior to joining our company, Ms. Cregar held a variety of financial positions at Emmis Communications, Inc. (“Emmis”), a diversified media company with radio broadcasting and magazine publication operations. Ms. Cregar served as Emmis’ Corporate Controller from 2006 until 2009. Prior to that, she served as financial analyst for both the radio and corporate divisions from 2000 until 2006.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16 of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and to furnish us with copies of such reports. Based solely on our review of the copies of such forms furnished to us and written representations from these officers and directors, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% shareholders were met during the year ended December 31, 2009.
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
Waivers to the Code of Ethics may be granted only by the board. In the event that the board grants any waivers of the elements listed above to any of our officers, we expect to announce the waiver on a Current Report on Form 8-K within four business days following the date of the waiver. Our Code of Ethics is available without charge, upon written request sent to Bell Industries, Inc., Attention Assistant Secretary, at the address set forth on the cover page of this Form 10-K and is available on our website at www.bellind.com.
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
It is not the duty of the audit committee to determine that our financial statements are complete and accurate and are in accordance with generally accepted accounting principles. Our management is responsible for preparing our financial statements, and our independent registered public accounting firm is responsible for auditing those financial statements. Our audit committee does, however, consult with management and our independent registered public accounting firm prior to the presentation of financial statements to shareholders and, as appropriate, initiates inquiries into various aspects of our financial affairs. In addition, the audit committee is responsible for retaining, evaluating and, if appropriate, recommending the termination of our independent registered public accounting firm and approving professional services provided by them. The audit committee met four (4) times during 2009.
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
The compensation committee is governed by a charter, which was adopted by the board and is available on our website at www.bellind.com. Among other things, our compensation committee determines the compensation of the Chief Executive Officer, reviews and approves compensation for all other executive officers as presented by the Chief Executive Officer, reviews and makes recommendations with respect to incentive compensation plans and equity-based plans, and provides oversight and guidance for compensation and benefit programs for all of our employees. The compensation committee does not use the services of any external consultant in determining either executive or director compensation. The compensation committee met one time during 2009.
Nominating Committee. Our nominating committee consists of three members: Messrs. Parks (chairman), Booth and Schwarz. The board has determined that all members of the nominating committee qualify as “independent” under the AMEX independence standards. The nominating committee is governed by a charter that was adopted by the board and is available on our website at www.bellind.com. Among other things, our nominating committee identifies individuals qualified to become board members and recommends to the board the nominees for election to the board. The nominating committee met one time during 2009.

Item 11. Executive Compensation
EXECUTIVE COMPENSATION
This section of the Form 10-K explains our compensation for the persons who served as our Chief Executive Officer (our principal executive officer) and President and Chief Financial Officer (our principal financial officer) during our fiscal year ended December 31, 2009. We refer to the foregoing individuals collectively in this Form 10-K as our named executive officers. We have elected to use the “smaller reporting company” rules issued by the SEC regarding the disclosure of executive compensation. Under these rules, we are providing executive compensation disclosure for our named executive officers, the Summary Compensation Table for two years, the Outstanding Equity Awards at Fiscal Year End Table, the Director Compensation Table and certain narrative disclosures.
Summary Compensation Table
The following table shows the cash and non-cash compensation awarded to or earned by our named executive officers during fiscal years 2009 and 2008. Other than the individuals named below, we did not have any other executive officers during fiscal year 2009. Columns have been omitted from the table when there has been no compensation awarded to, earned by or paid to either of the named executive officers required to be reported in that column.

				All Other
				Compensation	Total
Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	($)(4)	($)

Clinton J. Coleman	2009	250,000	—	12,000	262,000
Interim Chief Executive Officer(1)	2008	250,000	—	12,000	262,000
Kevin J. Thimjon	2009	275,000	90,000	1,312	366,312
President and Chief Financial Officer(2)	2008	265,000	85,000	2,080	352,080

(1)	Mr. Coleman was appointed Interim Chief Executive Officer as of July 13, 2007 and was paid at an annual rate of $250,000. On January 4, 2010, Mr. Clinton became Chief Executive Officer.

(2)	Mr. Thimjon was appointed as our Chief Financial Officer as of January 8, 2007 and promoted to President and Chief Financial Officer on February 14, 2008. Mr. Thimjon resigned as President and Chief Financial Officer effective January 22, 2010.

(3)	The bonus paid in 2008 represents a discretionary award paid to Mr. Thimjon in connection with his performance in 2007, which bonus was subject to the closing of our sale of the SkyTel division. The bonus was paid to Mr. Thimjon after the closing of our transaction with Velocita. The bonus paid in 2009 represents a discretionary bonus paid to Mr. Thimjon in connection with his performance in 2008, which bonus was subject to our financial performance relative to objectives determined by the board of directors.

(4)	For Mr. Coleman, the amounts in this column represent the director fees paid to Mr. Coleman during 2009 and 2008, respectively. For Mr. Thimjon, the amounts in this column represent our matching contributions under the Bell Industries’ Employees’ Savings and Profit Sharing Plan during 2009 and 2008, respectively.

Narrative Disclosure To Summary Compensation Table
Employment Agreements or Arrangements
Clinton J. Coleman. Mr. Coleman’s employment with us during 2008 and 2009 was not subject to an employment agreement. During 2009, Mr. Coleman was paid at annual base salary rate of $250,000. His annual base salary was increased to $300,000 in connection with his appointment as Chief Executive Officer in January 2010.
Kevin J. Thimjon. On January 5, 2007, we entered into an employment letter with Mr. Thimjon pursuant to which Mr. Thimjon was employed as our Chief Financial Officer and Principal Financial Officer for a term of two years, beginning January 8, 2007, subject to certain termination rights. In 2007, Mr. Thimjon received an annual base salary of $210,000. On February 14, 2008, we amended the employment letter to promote Mr. Thimjon to our President and Chief Financial Officer and to increase his annual base salary to $275,000. On January 4, 2010, Kevin J. Thimjon submitted to the Board of Directors his written notice of resignation as our President and Chief Financial Officer, effective January 22, 2010. As a result of his resignation, our employment letter agreement with Mr. Thimjon terminated effective January 22, 2010. We entered into a consulting agreement with Mr. Thimjon following his departure that includes aggregate compensation of up to $25,000.
Material Terms of Bonus Awards
Pursuant to his employment agreement, Mr. Thimjon was eligible to earn an annual performance award of up to 50% of his base salary upon the achievement of performance objectives and other factors determined by the compensation committee. Following the end of each fiscal year, the compensation committee determined the bonus award by considering the degree to which our financial performance met or exceeded the performance objectives and any other subjective factors that the compensation committee believed were relevant for the determination of bonuses.
In 2008, Mr. Thimjon received a discretionary bonus, which is reflected in the “Bonus” column of the Summary Compensation Table, based on his performance in 2007. This bonus was subject to our sale of SkyTel, which occurred in 2008. In 2009, Mr. Thimjon received a discretionary bonus, which is reflected in the “Bonus” column of the Summary Compensation Table, based on his performance in 2008.
Material Terms of Option Awards
Upon Mr. Thimjon’s appointment as our Chief Financial Officer in January 2007, we issued to Mr. Thimjon non-qualified stock options to purchase 6,250 shares of our common stock. The terms of such stock options are as set forth in the Outstanding Equity Awards at Fiscal Year End Table. These options were cancelled in January 2010 upon Mr. Thimjon’s resignation.
Additional Compensation Disclosure
Savings and Profit Sharing Plan
We established the Bell Industries’ Employees’ Savings and Profit Sharing Plan (the “PSP”) in 1973 under which both employees and we may make contributions. The PSP will continue until terminated by the board. The board determines our contribution to the PSP in its discretion. Effective March 29, 2009, matching contributions to the PSP were suspended and continue to be suspended. For the fiscal year ended December 31, 2009, we contributed $14,000 in matching contributions to the PSP.
Change of Control and Consulting Arrangements
Under our employment letter with Mr. Thimjon, in the event Mr. Thimjon’s employment was terminated by us without Cause (as such term was defined in the employment letter) or if Mr. Thimjon resigned for Good Reason (as such term was defined in the employment letter), we were required to pay him a severance amount equal to six months of his then current base annual salary, payable in one lump sum, an additional 20% of any unvested stock options held by him would vest and remain exercisable with respect to the vested portion for a period of forty-five days and we were required to provide certain health insurance benefits for the shorter of six months or the date he becomes eligible to receive group health coverage under another employer’s plan. In the event Mr. Thimjon’s employment was terminated by us without Cause or if Mr. Thimjon resigned for Good Reason within 12 months of a Change of Control (as such term was defined in the employment letter), we were required to pay him a severance amount equal to one year of his then current base annual salary plus full annual bonus, payable in one lump sum, all of the unvested stock options held by him would vest and remain exercisable with respect to the vested portion for a period of forty-five days and we were required to provide certain health insurance benefits for the shorter of one year or the date he becomes eligible to receive group health benefits under another employer’s plan. Under the employment letter, Mr. Thimjon was subject to restrictive covenants regarding non-disclosure of confidential information, non-competition and non-solicitation of our employees and consultants.
As a result of his resignation, our employment letter agreement with Mr. Thimjon terminated effective January 22, 2010. We entered into a consulting agreement with Mr. Thimjon following his departure that includes aggregate compensation of up to $25,000.

Indemnification Agreements
In addition to the indemnification provisions contained in our articles of incorporation and bylaws, we have entered into separate indemnification agreements with each of our directors. These agreements require us, among other things, to indemnify each such director against all costs, charges, expenses (including legal or other professional fees), damages or liabilities incurred by such individual arising out of, in connection with, or incidental to, any action, suit, demand, proceeding, investigation or claim by reason of such individual’s status or service as a director, regardless of whether sustained or incurred by reason of the individual’s negligence, default, breach of duty or failure to exercise due diligence. However, we will not indemnify such director under these agreements if it is proved that such individual’s failure to act constituted a breach of his fiduciary duties as a director and such breach of those duties involved intentional misconduct, fraud or a knowing violation of law. The agreements also require us to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.
Outstanding Equity Awards at Fiscal Year End Table
The following table shows the unexercised stock options held at the end of fiscal year 2009 by our named executive officers. Columns have been omitted from the table where there is no outstanding equity awards required to be reported in that column.

	Option Awards
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised
	Options	Options	Option Exercise	Option Expiration
Name	(#) Exercisable	(#) Unexercisable	Price ($)	Date

Clinton J. Coleman	—	—	—	—
Kevin J. Thimjon(1)	1,500	1,000	76.60	1/8/17
	750	500	80.00	1/8/17
	750	500	120.00	1/8/17
	750	500	160.00	1/8/17

(1)	Each of these option grants were made as non-qualified option grants upon Mr. Thimjon’s appointment as our Chief Financial Officer in January 2007. The grants were not issued under any shareholder approved option or equity incentive plan; however, they were issued as inducement grants under the applicable rules of the AMEX. Each of these grants were to become exercisable in increments of an additional 20% of the total number of shares underlying such options on January 8, 2010 and January 8, 2011. All unexercised options were cancelled in January 2010 upon Mr. Thimjon’s resignation.
DIRECTOR COMPENSATION
Directors are compensated for serving on the board and board committees through quarterly cash payments and options to purchase shares of our common stock. The Chairman of the Board receives annual cash compensation of $24,000. The Chairman of the audit committee receives total annual cash compensation of $17,000, payable on a quarterly basis. Each director receives annual cash compensation of $12,000 payable on a quarterly basis for serving on the board and board committees.
Director Compensation Table
The following table shows the compensation of the members of our board, other than Mr. Coleman, during fiscal year 2009. The compensation earned by Mr. Coleman for his service as a director is reported in the “All Other Compensation” column of our Summary Compensation Table. Columns have been omitted from the table when there has been no compensation awarded to, earned by or paid to any of the members of our board required to be reported in that column.

	Fees Earned or Paid
Name	in Cash ($)	Total ($)

Mark E. Schwarz(1)	24,000	24,000
Dale A. Booth	17,000	17,000
Michael R. Parks(1)	12,000	12,000
Clinton J. Coleman	12,000	12,000

(1)	At December 31, 2009, 1,000 stock options were outstanding for each of Messrs. Schwarz and Parks.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of March 31, 2010, there were approximately 433,416 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our named executive officers, (iii) each person who is known to us to beneficially own more than 5% of our common stock and (iv) all of our directors and executive officers as a group. The number of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of March 31, 2010 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

	Number of Shares	Percent of
Beneficial Owner(1)	Beneficially Owned	Class

Directors and Executive Officers
Kevin J. Thimjon	—	*
Mark E. Schwarz(2)	3,083,225	90.7%
Michael R. Parks(3)	1,500	*
Clinton J. Coleman	—	—
Dale A. Booth	—	—
All Directors and Executive Officers as a Group (5 Persons) (4)	3,084,725	90.8%
5% Shareholders
Royce & Associates, LLC(5)	38,160	8.8%
Berlin Financial, Ltd.(6)	22,693	5.2%
Newcastle Capital Management, L.P.(7)	3,022,691	90.6%

*	Less than 1%

(1)	Each of our directors and executive officers may be reached at 8888 Keystone Crossing, Suite 1700, Indianapolis, Indiana 46240.

(2)	Includes 1,000 shares issuable pursuant to currently exercisable stock options. Includes 119,524 shares held by Newcastle Partners, L.P. for which Mr. Schwarz disclaims beneficial ownership. Includes 2,962,201 shares issuable pursuant to the Amended Convertible Note for which Mr. Schwarz disclaims beneficial ownership.

(3)	Includes 1,000 shares issuable pursuant to currently exercisable stock options.

(4)	Includes 2,000 shares issuable pursuant to currently exercisable stock options and 2,962,201 shares issuable pursuant to the Amended Convertible Note.

(5)	Based on Schedule 13G/A filed on January 22, 2008 by Royce & Associates, LLC, an investment advisor, whose address is 1414 Avenue of the Americas, New York, New York 10019.

(6)	Based on Schedule 13G filed on July 17, 2007 by Berlin Financial, Ltd., an investment advisor, whose address is 1325 Carnegie Ave., Cleveland, OH 44115.

(7)	Based on Schedule 13D/A filed on July 28, 2009 by Newcastle Capital Management, L.P. and its affiliates, whose address is 200 Crescent Court, Suite 1400, Dallas, Texas 75201.

Equity Compensation Plan Information
The following table provides information as of December 31, 2009, regarding compensation plans approved by shareholders and not approved by shareholders:

				Number of Securities
				Remaining Available for
	Number of Securities to		Weighted-Average	future Issuance Under Equity
	be Issued upon Exercise		Exercise Price of	Compensation Plans
	of Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants, and Rights		Warrants, and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by shareholders	8,500		$75.76	42,500
Equity compensation plans not approved by shareholders	14,000	(1)	$97.09	—

Total	22,500		$89.03	42,500

(1)	Shares issued under equity compensation plans not approved by shareholders include (i) options granted under our 2001 Stock Option Plan to purchase 7,750 shares of our common stock; and (ii) options to purchase 6,250 shares granted to Mr. Thimjon under his employment agreement, as an inducement for him to join the Company. Mr. Thimjon’s unexercised options were cancelled upon his resignation in January 2010.
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
We annually require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related person transactions. Our board and outside legal counsel annually review all transactions and relationships disclosed in the director and officer questionnaires, and the board makes a formal determination regarding each director’s independence.
Upon receiving notice of any transaction between the Company and an executive officer that may present a conflict of interest, our Chief Executive Officer will discuss the transaction with the Chairman (or, if the transaction involves the Chief Executive Officer, the Chair of the Audit Committee) to determine whether the transaction could present a conflict of interest. If the transaction has already occurred and a determination is made that a conflict of interest exists, the Audit Committee will determine the appropriate response. Our procedures for reviewing related person transactions do not require the approval or ratification of such transactions.
Related Person Transactions
As we are currently a “smaller reporting company” within the meaning of Regulation S-K of the Exchange Act, Item 404 of Regulation S-K requires disclosure of any transaction, since the beginning of our 2008 fiscal year or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which a related person had or will have a direct or indirect material interest. The term “related person” is defined in Item 404 and includes our directors, nominees for director, executive officers and each of their respective immediate family members, as well as any person that beneficially owns more than 5% of any class of our voting stock and each such person’s immediate family members, where applicable.
Related Person Transactions in 2009
On March 25, 2009, we entered into Amendment Number One to the Amended Convertible Note with Newcastle (the “First Amendment to Note”). The First Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2009.

Related Person Transactions in 2008
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
Director Independence
The board has determined that each of Messrs. Booth, Parks and Schwarz has no material relationship with our company which would interfere with the exercise of independent judgment as a director, which is consistent with the AMEX director independence standards. As discussed under Item 10 “Directors, Executive Officers and Corporate Governance” in this Annual Report, in determining the independence of our directors and of each member of our committees, we utilize the independence standards of the AMEX. Clinton J. Coleman does not meet the aforementioned independence standards because he is the Chief Executive Officer of our company.
Item 14. Principal Accountant Fees and Services
Crowe Horwath LLP (“Crowe Horwath”) was engaged by the Audit Committee to act as our independent registered public accounting firm for the fiscal year ended December 31, 2009. Crowe Horwath has served as our independent auditors since November 19, 2007.
Audit Fees
We incurred the following fees for services performed by Crowe Horwath in 2009 and 2008.

				Audit Related		All Other
Firm	Year		Audit Fees ($)	Fees ($)	Tax Fees ($)	Fees ($)	Total ($)

Crowe Horwath, LLP	2009	(1)	255,000	16,000	40,000	—	311,000
	2008	(2)	250,000	35,250	18,252	—	303,502

(1)	For the year ended December 31, 2009, Crowe Horwath billed us an aggregate of $210,000 for professional services in connection with the audit of our consolidated financial statements and $45,000 for professional services in connection with the reviews of our consolidated interim financial statements included in our Quarterly Report on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009. For the year ended December 31, 2009, Crowe Horwath also billed us an aggregate of $16,000 for professional services rendered for audit-related services related to our 401(k) plan. In addition, Crowe Horwath billed us $40,000 related to professional services rendered for the review of our federal and state income tax returns during the year ended December 31, 2009.

(2)	For the year ended December 31, 2008, Crowe Horwath billed us an aggregate of $205,000 for professional services in connection with the audit of our consolidated financial statements and $45,000 for professional services in connection with the reviews of our consolidated interim financial statements included in our Quarterly Report on Form 10-Q for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008. Crowe Horwath also billed us an aggregate of $15,000 for professional services rendered for audit-related services related to our 401(k) plan and $20,250 for professional services related to the audit of discontinued operations and the Amended Convertible Note during the year ended December 31, 2008. In addition, Crowe Horwath billed us $18,252 related to professional services rendered for the review of our federal and state income tax returns during the year ended December 31, 2008.
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
Clinton J. Coleman
Chief Executive Officer
Date: March 31, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ MARK E. SCHWARZ Mark E. Schwarz	Director and Chairman of the Board

/s/ CLINTON J. COLEMAN Clinton J. Coleman	Chief Executive Officer (Principal Executive Officer) Director

/s/ JACQUELINE S. CREGAR Jacqueline S. Cregar	Corporate Controller and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

/s/ DALE A. BOOTH Dale A. Booth	Director

/s/ MICHAEL R. PARKS Michael R. Parks	Director

EXHIBIT INDEX

Exhibit
Number	Description

2.	Agreement and Plan of Merger, dated as of November 26, 1996, among the Registrant, ME Acquisitions, Inc., and Milgray Electronics, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated January 7, 1997)

3.a.	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-B dated March 22, 1995, as amended)

3.b	Restated By-laws (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-B dated March 22, 1995, as amended)

4.	Specimen of Registrant’s Common Stock certificates (incorporated by reference to Exhibit 5 of Amendment Number 1 of the Registrant’s Form 8-B filed January 15, 1980)

10.a.	Form of Indemnity Agreement between the Registrant and its executive officers and directors (incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-B dated March 22, 1995, as amended)

10.b.	Agreement for Wholesale Financing, dated as of May 11, 2001, between the Registrant and Deutsche Financial Services Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q dated June 30, 2001)

10.c.	Amended and Restated Agreement for Wholesale Financing, dated as of July 18, 2002, between the Registrant and IBM Credit Corporation (incorporated by reference to Exhibit 10.r of the Registrant’s Annual Report on Form 10-K dated December 31, 2004)

10.d.	Amendment to Agreement for Wholesale Financing, dated as of December 12, 2003, between the Registrant and GE Commercial Distribution Finance Corporation (formerly known as Deutsche Financial Corporation) (incorporated by reference to Exhibit 10.v of the Registrant’s Annual Report on Form 10-K dated December 31, 2004)

10.e.	Letter Agreement, dated as of May 11, 2004, between the Registrant and IBM Credit LLC (formerly IBM Credit Corporation) (incorporated by reference to Exhibit 10.w of the Registrant’s Annual Report on Form 10-K dated December 31, 2004)

10.f.	Asset Purchase Agreement, dated as of November 10, 2006, between SkyTel Corp. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 10, 2006)

10.g.	Amendment No. 1 to the Asset Purchase Agreement, dated as of November 16, 2006, between SkyTel Corp. and the Registrant (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 16, 2006)

10.h.	Credit Agreement, dated as of January 31, 2007, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2007)

10.i.	Amendment Number Two to Credit Agreement, Consent and Waiver, dated August 13, 2007, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated August 13, 2007)

10.j.	Amendment Number Three to Credit Agreement, dated April 11, 2008, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 11, 2008)

10.k.	Amendment Number Four to Credit Agreement, Consent and Partial Release, dated June 13, 2008, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 13, 2008)

10.l.	Amendment Number Five to Credit Agreement and Joinder Agreement, dated March 12, 2009, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.l of the Registrant’s Annual Report on Form 10-K dated December 31, 2008)

10.m.	Amendment Number Six to Credit Agreement, dated March 25, 2009, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.m of the Registrant’s Annual Report on Form 10-K dated December 31, 2008)

Exhibit
Number	Description

10.n.	Amendment Number Seven to Credit Agreement, dated February 11, 2010, between the Registrant and Wells Fargo Capital Finance, Inc. (formerly Wells Fargo Foothill, N.A.) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 18, 2010)

10. o.	$10,000,000 Amended and Restated Convertible Promissory Note, dated March 12, 2007, issued by the Registrant to Newcastle Partners, L.P. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 12, 2007)

10.p.	$11,137,321 Second Amended and Restated Convertible Promissory Note, dated June 13, 2008, issued by the Registrant to Newcastle Partners, L.P. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated June 13, 2008)

10.q.	Waiver and Amendment Agreement, dated June 13, 2008, between the Registrant and Newcastle Partners, L.P. (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated June 13, 2008)

10.r.	Amendment Number One to the Second Amended and Restated Convertible Promissory Note, dated March 25, 2009, between the Registrant and Newcastle Partners, L.P. (incorporated by reference to Exhibit 10.q of the Registrant’s Annual Report on Form 10-K dated December 31, 2008)

10.s.	Amendment Number Two to the Second Amended and Restated Convertible Promissory Note, dated February 11, 2010, between the Registrant and BI Holdings, L.P., the successor payee to Newcastle Partners, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 18, 2010)

10.t.	Purchase Agreement, dated as of January 31, 2007, between the Registrant and Newcastle Partners, L.P. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated January 31, 2007)

10.u.	Security Agreement, dated as of January 31, 2007, between the Registrant and Wells Fargo Foothill, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated January 31, 2007)

10.v.	Security Agreement, dated as of March 12, 2007, between the Registrant and Newcastle Partners, L.P. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated March 12, 2007)

10.w.	Registration Rights Agreement, dated as of January 31, 2007, between the Registrant and Newcastle Partners, L.P. (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated January 31, 2007)

10.x.	Stock Purchase Agreement, dated June 15, 2007, among Sprint Nextel Corporation, each of the stockholders of New York MDS, Inc. and the Stockholders Representative (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 15, 2007)

10.y.	Stock Purchase Agreement, dated June 15, 2007, among Sprint Nextel Corporation, each of the stockholders of Atlanta MDS Co., Inc. and the Stockholders Representative (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated June 15, 2007)

10.z.	Asset Purchase Agreement, dated February 14, 2008, between the Registrant and SkyGuard, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 20, 2008)

10.aa.	Asset Purchase Agreement, dated March 30, 2008, between the Registrant and Velocita Wireless, LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated April 3, 2008)

10.bb.	Amendment No. 1 to Asset Purchase Agreement, dated as of June 13, 2008, between the Registrant and Velocita Wireless LLC (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated June 13, 2008)

Exhibit
Number		Description

10.cc.		Settlement Agreement and Mutual Release, dated as of May 12, 2009, by and among the Registrant, Bell Techlogix, Inc., Velocita Wireless LLC, United Wireless Holdings Inc., North American Wireless Holdings LLC, Skytel Spectrum LLC, ST Network Services LLC, United Spectrum Management Services LLC, ST Messaging Services LLC and Messaging Management Services LLC (incorporated by reference to Exhibit 10.d of the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2009)

10.dd.	*	1997 Deferred Compensation Plan dated August 27, 1997 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 dated August 28, 1997)

10.ee.	*	Bell Industries, Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 99 of the Registrant’s Quarterly Report on Form 10-Q dated September 30, 2001)

10.ff.	*	Employment Letter, dated as of January 5, 2007, between the Registrant and Kevin Thimjon (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 5, 2007)

10.gg.	*	First Amendment to Employment Letter, effective February 15, 2008, between the Registrant and Kevin Thimjon (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 20, 2008)

10.hh.	*	Bell Industries, Inc. 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated October 16, 2008)

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Clinton J. Coleman, Chief Executive Officer of the Registrant, pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Jacqueline S. Cregar, Corporate Controller and Assistant Secretary of the Registrant, pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Clinton J. Coleman, Chief Executive Officer of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Jacqueline S. Cregar, Corporate Controller and Assistant Secretary of the Registrant, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The indicated exhibit is a management contract, compensatory plan or arrangement required to be filed by Item 601 of Regulation S-K.