Form 10-Q
period 2010-03-31
BELL INDUSTRIES INC /NEW/
filed 2010-05-14
CIK 945489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010

or
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of the close of business on May 14, 2010, there were 433,416 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.
MARCH 31, 2010 QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Results
BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three months ended
	March 31,
	2010	2009
Net revenues:
Products	$13,549	$12,501
Services	6,164	5,826

Total net revenues	19,713	18,327

Costs and expenses:
Cost of products sold	11,013	10,215
Cost of services provided	4,664	4,397
Selling, general and administrative expense	5,262	5,382
Gain on sale of assets	(1)	—

Operating loss	(1,225)	(1,667)
Interest expense, net	244	208

Loss from operations before benefit from income taxes	(1,469)	(1,875)
Benefit from income taxes	—	(2)

Net loss	$(1,469)	$(1,873)

Share and per share data
Basic and diluted:
Net loss	$(3.39)	$(4.32)
Weighted average common shares outstanding	433	433
See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,233	$2,608
Accounts receivable, less allowance for doubtful accounts of $508 and $804, respectively	11,537	9,210
Inventories, net	8,366	8,012
Note receivable	100	300
Prepaid expenses and other current assets	838	846

Total current assets	22,074	20,976

Fixed assets, net of accumulated depreciation of $11,346 and $11,430, respectively	691	802
Other assets	840	775

Total assets	$23,605	$22,553

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Revolving credit facility	$1,599	$—
Accounts payable	6,014	5,382
Accrued payroll	2,389	1,882
Other accrued liabilities	2,242	2,440

Total current liabilities	12,244	9,704
Convertible note	11,468	11,345
Other long-term liabilities	3,438	3,592

Total liabilities	27,150	24,641

Commitments and contingencies

Shareholders’ deficit:
Preferred stock:
Authorized - 1,000,000 shares, outstanding - none
Common stock:
Authorized - 10,000,000 shares, outstanding - 433,416 shares	35,581	35,569
Accumulated deficit	(39,126)	(37,657)

Total shareholders’ deficit	(3,545)	(2,088)

Total liabilities and shareholders’ deficit	$23,605	$22,553

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,469)	$(1,873)
Adjustments to reconcile net loss to net cash used in operating activities for continuing operations:
Depreciation and amortization expense	172	240
Gain on sale of assets	(1)	—
Non-cash interest expense	178	162
Stock-based compensation expense	7	12
Provision for losses on accounts receivable, net	41	67
Provision for losses on inventory	(25)	—
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	(2,368)	(3,278)
Inventories	(329)	36
Accounts payable	632	(109)
Accrued payroll	507	655
Accrued liabilities and other	(294)	(550)

Net cash used in operating activities for continuing operations	(2,949)	(4,638)
Net cash used in operating activities for discontinued operations	(75)	(111)

Net cash used in operating activities	(3,024)	(4,749)

Cash flows from investing activities:
Purchase of fixed assets and other	(32)	(36)

Net cash used in investing activities for continuing operations	(32)	(36)
Net cash provided by investing activities for discontinued operations	200	400

Net cash provided by investing activities	168	364

Cash flows from financing activities:
Net borrowings under revolving credit facility	1,599	1,615
Debt acquisition costs	(113)	(100)
Net payments of floor plan payables	—	(291)
Principal payments on capital leases	(5)	(33)

Net cash provided by financing activities for continuing operations	1,481	1,191

Net decrease in cash and cash equivalents	(1,375)	(3,194)
Cash and cash equivalents at beginning of period	2,608	3,233

Cash and cash equivalents at end of period	$1,233	$39

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 — General
The accompanying consolidated condensed financial statements of Bell Industries, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X. These financial statements have not been audited by an independent registered public accounting firm, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated condensed balance sheet as of December 31, 2009 has been derived from audited financial statements, but does not include all disclosures required by GAAP.
Certain information and footnote disclosure normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to guidelines of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate for a fair presentation, but the disclosures contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
On October 15, 2007, the Company sold its shares of stock (the “Shares”) in two corporations that held certain FCC licenses for the operation of broadband radio service channels to Sprint Nextel Corporation. The aggregate consideration for the Shares was approximately $13.5 million in cash, with approximately $943,000, plus accrued interest deferred until April 2009 after closing (April 15, 2009) after certain indemnification obligations were met. The Company received $1,020,000 in April 2009 representing the deferred consideration plus $77,000 in accrued interest.
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
On May 12, 2009, the Company entered into a settlement agreement with Velocita and various of Velocita’s affiliated entities, which included an agreement to reduce the amount of the $1.5 million unsecured note due on June 13, 2009 to $1.35 million, with $250,000 paid on May 12, 2009, and the remaining $1.1 million balance payable in eleven monthly installments of $100,000 beginning on June 1, 2009. In exchange for the reduction in the principal amount of the unsecured note and the extended payment terms, the Company received corporate guarantees from Velocita’s affiliated entities on the remaining outstanding balance. As of March 31, 2010, the unpaid balance on the unsecured note was $100,000, which was paid in full on April 1, 2010. In addition, the unpaid balance of $1.1 million on the working capital adjustment note was paid in full on May 12, 2009. The proceeds were used to pay down outstanding balances on the Company’s revolving credit facility and to provide working capital for the Company’s continuing operations.
Upon the closing of the transactions, the Company no longer has any significant involvement with, and no longer generates cash flows from, the SkyTel operations. Therefore, the SkyTel division was reflected as discontinued operations in the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009.

Note 3 — Fair Value of Financial Instruments
The Company partially adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) on January 1, 2008, delaying application for non- financial assets and non-financial liabilities as permitted until January 1, 2009. This guidance, as amended, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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
The following table presents the Company’s financial asset (note receivable) and non-financial liability (environmental liability, see Note 10) that are measured and recorded at fair value on the Company’s Consolidated Condensed Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2010:

	Fair Value Measurement Using Significant
	Unobservable Inputs (Level 3)
		Environmental
(In thousands)	Note Receivable	Liability
Fair Value at December 31, 2009	$300	$2,449
Total realized gains or losses	—	—
Changes in net asset or liability resulting from collections or settlements	(200)	(84)
Transfers in and/or out of Level 3	—	—

Fair Value at March 31, 2010	$100	$2,365

Gains and losses resulting from changes in the fair value of the liability for environmental matters are reflected in the period realized in earnings and are reported in selling, general and administrative expenses.
The carrying amounts for cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and other accruals approximate their fair values because of their nature and respective duration. The fair value of the revolving credit facility (see Note 5) is equal to its carrying value due to the variable nature of its interest rate. The fair value of the Company’s convertible note (see Note 5) is based on its book value since the note is not publicly traded and it is not practicable to measure its fair value.
Note 4 — Shipping and Handling Costs
Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $388,000 and $540,000 during the three months ended March 31, 2010 and 2009, respectively. These costs are included within selling, general and administrative expenses in the Consolidated Condensed Statements of Operations.

Note 5 — Debt and Financing Obligations
The Company has the following debt and financing obligations:
Revolving Credit Facility
The Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, N.A. (now known as Wells Fargo Capital Finance, Inc. (“WFCF”), as administrative agent, pursuant to which WFCF provided the Company with a revolving line of credit with a maximum credit amount of $10 million (the “Revolving Credit Facility”). Advances under the Revolving Credit Facility (the “Advances”) will be available to the Company, subject to restrictions based on the borrowing base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the greater of 3.5% or the rate of interest per annum announced from time to time by WFCF as its prime rate in effect at its principal office in San Francisco, California, plus a margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the greater of 3.0% or the LIBOR Rate (as defined in the Credit Agreement) plus a margin. The Advances made under the Credit Agreement are repayable in full on March 31, 2011. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. The Credit Agreement includes certain covenants related to profitability and capital expenditures. In connection with the Credit Agreement, the Company entered into a security agreement with WFCF, pursuant to which the Company granted WFCF a security interest in and a lien against certain assets of the Company. As of March 31, 2010, there was $1.6 million outstanding under the Revolving Credit Facility.
On February 11, 2010, the Company entered into Amendment Number Seven to the Credit Agreement (the “Seventh Amendment”) with WFCF. The Seventh Amendment extended the expiration date on the Revolving Credit Facility to March 31, 2011, revised the financial profitability and capital expenditure covenants for the year ended December 31, 2010, and increased the total size of the Revolving Credit Facility from $10.0 million to $12.5 million during the period from July 15, 2010 to and including September 14, 2010.
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
A summary of the Amended Convertible Note activity for the three months ended March 31, 2010 is as follows (in thousands):

Convertible note at December 31, 2009	$11,345
Beneficial conversion feature	(5)
Accretion of beneficial conversion feature	11
Accrued interest	117

Convertible note at March 31, 2010	$11,468

Total interest expense recorded on the Convertible Note and the Amended Convertible Note, including accretion of the beneficial conversion feature, totaled approximately $128,000 and $130,000 during the three months ended March 31, 2010 and 2009, respectively.
Capital Lease
Previously, the Company entered into capital leases related to technology systems and vehicles, which were recorded as fixed assets in the Company’s Consolidated Condensed Balance Sheets. At March 31, 2010 and December 31, 2009, the leases were recorded in the Company’s Consolidated Condensed Balance Sheets at approximately $263,000, which includes the present value of interest payments.
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
The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years. The Company recognized stock-based compensation expense of $7,000 and $12,000 for the three months ended March 31, 2010 and 2009, respectively.
The following summarizes stock option share activity during the three months ended March 31, 2010:

			Weighted Average
			Remaining
	Stock Option	Weighted Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2009	22,500	$91.73
Granted	—	—
Exercised	—	—
Canceled or expired	(6,250)	102.64

Outstanding at March 31, 2010	16,250	$87.53	2.5	$—

Exercisable at March 31, 2010	16,100	$83.98	2.4	$—

The following summarizes non-vested stock options as of December 31, 2009 and changes during the three months ended March 31, 2010:

		Weighted Average
	Stock Option	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2009	3,850	$23.00
Granted	—	—
Vested	(2,450)	20.03
Canceled or expired	(1,250)	28.71

Non-vested at March 31, 2010	150	$24.12

The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on March 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. No stock options were exercised during the three months ended March 31, 2010. The total fair value of options vesting during the three months ended March 31, 2010 was approximately $49,000. As of March 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2,000, which is expected to be recognized over a weighted average period of approximately 0.4 years. As of March 31, 2010, there were 42,500 shares of common stock available for issuance of future stock option grants under the 2007 Plan.
Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”), 37,500 shares were authorized for issuance to Company employees. Eligible employees may purchase Company stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At March 31, 2010, 20,973 shares were available for future issuance under the ESPP.
Note 7 — Per Share Data
Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and convertible debt. The weighted average number of common shares outstanding for the three months ended March 31, 2010 and 2009 is set forth in the following table (in thousands):

	Three Months Ended March 31,
	2010	2009
Basic weighted average shares outstanding	433	433
Potentially dilutive stock options and convertible debt	2,962	2,846
Anti-dilutive due to net loss in period	(2,962)	(2,846)

Diluted weighted average shares outstanding	433	433

The number of stock option shares that was not included in the table above because the impact would have been anti-dilutive based on the exercise price totaled 16,250 and 23,000 for the three months ended March 31, 2010 and 2009, respectively.
Note 8 — Income Taxes
The benefit from income taxes for the three months ended March 31, 2010 and 2009 was $0 and $2,000, respectively. As of March 31, 2010 and 2009, the Company had no unrecognized tax benefits.
As of March 31, 2010, the Company continues to record a full valuation allowance against net deferred tax asset balances. Tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions where the Company is subject to income tax.

Note 9 — Shareholders’ Deficit
The changes to shareholders’ deficit during the three months ended March 31, 2010 are as follows (in thousands):

Shareholders’ deficit at December 31, 2009	$(2,088)
Net loss	(1,469)
Stock based compensation	7
Beneficial conversion feature, net of tax	5

Shareholders’ deficit at March 31, 2010	$(3,545)

Note 10 — Environmental Matters
Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1993, at the site of a former leased facility of the Company’s Electronic Systems Division (“ESD”). The ESD operation was closed in late 1992. The project involves a water table contamination clean up process, including monitoring and extraction wells. The Company has fully cooperated with the California Regional Water Quality Control Board (“CRWQCB”) to remediate groundwater contamination at the site. At this time, there are no sanctions against the Company and one administrative order received on March 29, 2010. The order from the CRWQCB is for preparation of a plan for the installation of two additional exploratory wells. The Company has filed a petition to reverse the order on the basis that our current network of wells are sufficient for the remediation of any ground water table contamination the site for which Bell may arguably be responsible.
At March 31, 2010 and December 31, 2009, estimated future remediation and related costs for this matter totaled approximately $2.4 million and $2.5 million, respectively. At March 31, 2010, approximately $451,000 (estimated current portion) was included in accrued liabilities and $1.9 million (estimated non-current portion) was included in other long term liabilities in the Company’s Consolidated Condensed Balance Sheets.
Note 11 — Royalty Commitment
In August 2009, the Company entered into a license and distribution agreement with the developer of a technology product that provides the Company with exclusive distribution rights to such product in the United States. As part of this agreement, the Company will make royalty payments based upon the revenue and profitability of the products sold and is committed to make minimum monthly and annual royalty payments which can be applied against royalties due from future product sales. The minimum annual royalty in the first year of the agreement is $378,000, which may be reduced or eliminated under certain circumstances. As of March 31, 2010, the Company had a prepaid royalty balance of $96,000. The Company has the right to terminate the agreement with one year advance notice. In the event the developer of this technology does not perform certain of its obligations under the agreement, the royalty payments may be suspended.
Note 12 — Litigation
On June 29, 2009, the Company was named as a defendant in a civil complaint filed by Eon Corp. IP Holdings, LLC in the United States District Court for the Eastern District of Texas. The suit alleges that the Company, along with several other providers of paging, messaging, and/or telemetry services, infringed upon certain patents during its ownership of Skytel. The Company believes that the complaint against the Company is without merit and continues to defend its position. However, if the Company receives an unfavorable outcome at trial, it could result in a liability that has a material adverse effect on the Company’s results of operations and financial position.
The Company is involved in certain other legal proceedings that are incidental to its current and discontinued businesses. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes that the resolution of these actions will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.
Note 13 — Business Segment Information
As of March 31, 2010, the Company operates two reportable business segments: Bell Techlogix, a provider of integrated technology product and service solutions, and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for recreational vehicles, boats, snowmobiles, motorcycles and ATVs. The Company also separately records expenses related to corporate overhead which supports the business lines. The Company’s former segment, SkyTel, has been reflected as a discontinued operation and, therefore, is not presented. Each operating segment offers unique products and services and has separate management.

The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three Months Ended March 31,
	2010	2009
Net revenues:
Bell Techlogix
Products	$5,075	$5,154
Services	6,164	5,826

Total Bell Techlogix	11,239	10,980
Recreational Products Group	8,474	7,347

Total net revenues	$19,713	$18,327

Operating income (loss):
Bell Techlogix	$(407)	$(589)
Recreational Product Group	40	(172)
Corporate	(859)	(906)
Gain on sale of assets	(1)	—

Total operating loss	(1,225)	(1,667)
Interest expense, net	244	208

Loss from operations before benefit from income taxes	$(1,469)	$(1,875)

Depreciation and amortization:
Bell Techlogix	$111	$165
Recreational Products Group	22	26
Corporate	39	49

	$172	$240

Capital expenditures:
Bell Techlogix	$6	$19
Recreational Products Group	24	8
Corporate	2	9

	$32	$36

	March 31,	December 31,
	2010	2009
Total assets:
Bell Techlogix	$7,237	$8,023
Recreational Products Group	13,374	9,825
Corporate	2,885	4,385
Discontinued operations	109	320

	$23,605	$22,553

Note 14 — Related Party Transactions
Newcastle is a private investment firm and one of the Company’s largest shareholders. Mr. Mark E. Schwarz, the Chairman of the Company’s Board of Directors, serves as the General Partner of Newcastle, through an entity controlled by him. Mr. Clinton J. Coleman, a Vice President of Newcastle and a member of the Company’s Board of Directors, became the Company’s Chief Executive Officer in January 2010 prior to which he served as Interim Chief Executive Officer of the Company since July 2007.
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
Note 15 — Subsequent Events
On April 29, 2010, Jacqueline S. Cregar submitted her written notice of resignation as Vice President, Corporate Controller and Assistant Secretary of the Company in order to accept a position with one of the Company’s customers. Ms. Cregar’s resignation is effective May 14, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of financial condition and results of operations of the Company should be read in conjunction with the consolidated condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. This discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding, among other things, the Company’s plans, strategies and prospects, both business and financial. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Many of the forward looking statements contained in this Quarterly Report may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “will,” “may,” and “estimated,” among others. Important factors that could cause actual results to differ materially from the forward-looking statements that the Company makes in this Quarterly Report are set forth below, are set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and are set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (“SEC”). The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Critical Accounting Policies
In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the critical accounting policies were identified which affect the more significant estimates and assumptions used in preparing the consolidated financial statements. These policies have not changed from those previously disclosed.
Recent Accounting Pronouncements
In July 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States. This guidance was included in the Codification under ASC Topic 105, Generally Accepted Accounting Principles. All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective for the Company beginning with the third quarter of 2009. Therefore, beginning with the third quarter of 2009, all references made by the Company in its consolidated condensed financial statements use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have a material impact on the Company’s consolidated condensed financial statements.
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 — Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force. This guidance applies to multiple-deliverable revenue arrangements that are currently within the scope of ASC Topic 605-25. This guidance also (i) provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated, (ii) requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, (iii) eliminates the use of the residual method and (iv) requires an entity to allocate revenue using the relative selling price method. The consensus significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt this guidance on a retrospective basis. The Company has not yet determined the effect of the adoption of this guidance on the Company’s results of operations or financial position.
Results of Operations
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
The Company has provided a summary of its consolidated operating results for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, followed by an overview of its business segment performance below:
Net revenues
Net revenues were $19.7 million for the first quarter of 2010 as compared to $18.3 million for the first quarter of 2009, representing an increase of $1.4 million, or 7.6%. The increase consisted of a $1.1 million and a $0.3 million increase in net revenues in the Recreational Products Group (“RPG”) and Bell Techlogix segments, respectively.

Gross profit
Gross profit, which represents net revenues less the cost of products sold and services provided, was $4.0 million, or 20.5% of net revenues, for the first quarter of 2010 compared to $3.7 million, or 20.3% of net revenues, for the first quarter of 2009. The increase in gross profit of $0.3 million was primarily the result of an increase in revenues in the RPG segment during the first quarter of 2010.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $5.3 million, or 26.7% of net revenues, for the first quarter of 2010 compared to $5.4 million, or 29.4% of net revenues, for the first quarter of 2009. The decrease in SG&A expenses of $0.1 million consisted of a $0.2 million decrease in SG&A expenses in the Techlogix segment offset by a $0.1 million increase in SG&A expenses in the RPG segment which was primarily the result of increased revenue in the RPG segment during the first quarter of 2009.
Interest and other, net
Net interest expense was $244,000 for the first quarter of 2010, compared to $208,000 for the first quarter of 2009. The increase in net interest expense was primarily the result of the outstanding balances under the Revolving Credit Facility and the Amended Convertible Note during the first quarter of 2010 and the amortization of related bank fees incurred in connection with the Seventh Amendment with WFCF entered into on February 11, 2010.
Income taxes
The benefit from income taxes was $0 for the first quarter of 2010 compared to a benefit from income taxes of $2,000 for the first quarter of 2009. The benefit from income taxes for the three months ended March 31, 2009 was primarily related to state income tax. As of March 31, 2010, the Company continued to record a full valuation allowance against net deferred tax asset balances.
Discontinued operations
In late 2007, the Company entered into letters of intent with two companies to sell its SkyTel division in two separate transactions. The Company completed the sale of the SkyGuard and FleetHawk product lines in February 2008 and the sale of the remainder of the SkyTel division in June 2008. Accordingly, the results of the SkyTel division have been classified as discontinued operations in the accompanying financial statements. For the three months ended March 31, 2010 and 2009, the SkyTel division had no revenue or expense activity.
Business Segment Results
The Company operates two reportable business segments: Bell Techlogix, a provider of integrated technology product and service solutions, and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for recreational vehicles, boats, snowmobiles, motorcycles and ATVs. The Company also separately records expenses related to corporate overhead which supports the business lines. The Company’s former segment, SkyTel, has been reflected as a discontinued operation and, therefore, is not presented in this business segment results discussion.
Bell Techlogix
Bell Techlogix’s revenues of $11.2 million for the first quarter of 2010 represented a 2.4% increase from the $11.0 million of revenues for the first quarter of 2009. Service revenues of $6.2 million for the first quarter of 2010 represented a 5.8% increase from the $5.8 million of service revenues for the first quarter of 2009 due to growth in depot and contact center engagements partially offset by shortfalls in project revenue. Product revenues of $5.1 million for the first quarter of 2010 represented a 1.5% decrease from the $5.2 million of product revenues for the first quarter of 2009, which was primarily the result of the timing of projects in K-12 and higher education markets.
Bell Techlogix’s operating loss of $407,000 for the first quarter of 2010 represented a $182,000 improvement from the operating loss of $589,000 for the first quarter of 2009. This improvement was due to a decrease of $178,000 in SG&A expenses due primarily to reductions in salaries and wages.
Recreational Products Group
RPG revenues of $8.5 million for the first quarter of 2010 represented a 15.3% increase from the $7.3 million of revenues for the first quarter of 2009. This increase was primarily related to higher sales in the marine and RV product lines which can be attributed primarily to increased pre-season RV and marine product orders.

RPG operating income of $40,000 for the first quarter of 2010 represented a $212,000 increase from the operating loss of $172,000 for the first quarter of 2009. This increase was primarily due to the $1.2 million increase in net revenues.
Corporate
Corporate overhead costs of $859,000 for the first quarter of 2010 represented a 5.2% decrease from $906,000 for the first quarter of 2009. The decrease in costs of $47,000 was primarily the result of headcount reductions and reductions in related benefits and travel costs.
Changes in Financial Condition
Liquidity and Capital Resources
Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$1,233	$2,608
Net working capital	$9,830	$11,272
Current ratio	1.80	2.16
Long term liabilities to capitalization (1)	131.2%	116.3%
Shareholders’ deficit per share	$(8.19)	$(4.82)
Days’ sales in receivables	51	45

(1)	Capitalization represents the sum of long-term liabilities and shareholders’ equity.
For the three months ended March 31, 2010, net cash used in operating activities totaled $3.0 million, consisting of $2.9 million used in operating activities for continuing operations and $75,000 used in operating activities for discontinued operations (the Company’s former SkyTel division). The net cash used in operating activities for continuing operations consisted of a loss of $1.5 million, an increase in accounts receivable of $2.4 million, an increase in inventory of $0.3 million offset by an increase in accounts payable and accrued liabilities of $0.9 million and non-cash expenses of $0.4 million. Net cash provided by investing activities totaled $0.2 million, consisting of $0.2 million in cash provided by investing activities for discontinued operations from proceeds received related to the Skytel note receivable offset by $32,000 in cash used in investing activities for continuing operations related to purchases of fixed assets. Net cash provided by financing activities totaled $1.5 million, consisting of $1.6 million net borrowings on the Revolving Credit Facility, partially offset by $0.1 million in payments of debt acquisition costs.
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
Revolving Credit Facility with WFCF
As of March 31, 2010, the Company had $1.6 million in borrowings outstanding under its Revolving Credit Facility with Wells Fargo Capital Finance, Inc. (“WFCF”). The Company has utilized and will continue utilizing the Revolving Credit Facility periodically to fund working capital needs. The Revolving Credit Facility is secured by a lien on substantially all of the Company’s assets.

Additional advances under the Revolving Credit Facility (collectively, the “Advances”) will be available to the Company, up to the aggregate credit limit of $10.0 million, except during the period from July 15, 2010 to and including September 14, 2010 at which time the aggregate credit limit will be $12.5 million, subject to restrictions based on the borrowing base. The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs. Advances made under the Revolving Credit Facility bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the greater of 3.5% or the rate of interest per annum announced from time to time by WFCF as its prime rate, plus a margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the greater of 3.0% or the LIBOR Rate (as defined in the Credit Agreement) plus a margin. The Advances made under the Credit Agreement are repayable in full on March 31, 2011. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments, it is obligated to pay a prepayment premium.
On February 11, 2010, the Company entered into the Seventh Amendment with WFCF. The Seventh Amendment extended the expiration date on the Revolving Credit Facility to March 31, 2011, revised the financial profitability and capital expenditure covenants for the year ended December 31, 2010, and increased the total size of the Revolving Credit Facility from $10.0 million to $12.5 million during the period from July 15, 2010 to and including September 14, 2010.
Convertible Note Held By Newcastle
On January 31, 2007, the Company issued to Newcastle a Convertible Note with a principal amount of $10.0 million in order to complete the financing of its acquisition of SkyTel. The Convertible Note was amended and restated on June 13, 2008. The Amended Convertible Note is secured by a second priority lien on substantially all of the Company’s assets. The outstanding principal balance and/or accrued but unpaid interest on the Amended Convertible Note is convertible at any time by Newcastle into shares of the Company’s common stock at a conversion price of $4.00 per share (the “Conversion Price”), subject to adjustment. The Amended Convertible Note accrues interest at 4% per annum, subject to adjustment in certain circumstances, which interest accretes as principal on the Amended Convertible Note as of each quarterly interest payment date. In connection with the execution of the Amended Convertible Note, and subject to certain conditions, the Company has agreed to appoint such number of director designees of Newcastle such that Newcastle’s designees constitute 50% of the then outstanding current members of the Company’s board of directors (or, if the number of members of the board of directors is an odd integer, such number of Newcastle designees equal to the lowest integer that is greater than 50% of the then outstanding members). The Company also has the option (subject to the consent of WFCF) to pay interest on the outstanding principal balance of the Amended Convertible Note in cash at a higher interest rate (8%) if the weighted average market price of its common stock is greater than 200% of the Conversion Price ($8.00). The Amended Convertible Note matures on January 31, 2017. The Company has the right to prepay the Amended Convertible Note at an amount equal to 105% of outstanding principal after January 31, 2010 so long as a weighted average market price of its common stock is greater than 200% of the Conversion Price ($8.00). As of March 31, 2010, the outstanding principal balance and accrued but unpaid interest on the Convertible Note was $11.5 million.
On February 11, 2010, the Company entered into the Second Amendment to Note, which revised the financial profitability covenants for each of the quarters during the year ended December 31, 2010 and increased the limitation on the indebtedness covenant to $13.0 million.
The Company believes that sufficient cash resources exist for the foreseeable future to support its operations and commitments through cash generated by operations, collection of the final amounts due from the sale of the SkyTel division and advances under the Revolving Credit Facility with WFCF. Management continues to evaluate its options in regard to the Revolving Credit Facility and alternative sources of financing.
Off-Balance Sheet Arrangements
The Company does not have any material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company has no investments in market risk-sensitive investments for either trading purposes or purposes other than trading purposes. The Company is exposed to market risk from changes in interest rates on variable rate debt. Under the Credit Agreement with WFCF, advances bear interest based on WFCF’s prime rate plus a margin or the LIBOR Rate plus a margin. Based on the Company’s average outstanding variable rate debt during the three months ended March 31, 2010, a 1% increase in the variable rate would increase annual interest expense by approximately $5,000.

Item 4. Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and its Vice President of Finance and Assistant Secretary, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Vice President of Finance and Assistant Secretary concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its Chief Executive Officer and Vice President of Finance and Assistant Secretary by others within those entities, particularly during the period in which this report was being prepared, and (2) intended to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On June 29, 2009, the Company was named as a defendant in a civil complaint filed by Eon Corp. IP Holdings, LLC in the United States District Court for the Eastern District of Texas. The suit alleges that the Company, along with several other providers of paging, messaging, and/or telemetry services, infringed upon certain patents during its ownership of SkyTel. The Company believes that the complaint against the Company is without merit and continues to defend its position. However, if the Company receives an unfavorable outcome at trial, it could result in a liability that has a material adverse effect on its results of operations and financial condition.
The Company is involved in certain other legal proceedings that are incidental to its current and discontinued businesses. While the ultimate liability pursuant to these actions cannot currently be determined, the Company believes that the resolution of these actions will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.
Item 1A. Risk Factors
There have been no material changes in the risk factors disclosed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s Annual Report on Form 10-K, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially and adversely affect its business, financial condition and/or operating results. You should carefully consider the risks described in the Company’s Annual Report on Form 10-K before deciding to invest in the Company’s common stock. In assessing these risks, you should also refer to the other information in this Quarterly Report on Form 10-Q and within the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including the Company’s financial statements and the related notes. Various statements in this Quarterly Report on Form 10-Q constitute forward-looking statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. (Removed and Reserved)
Item 5. Other Information
None
Item 6. Exhibits

10.n.	Amendment Number Seven to Credit Agreement, dated February 11, 2010, between the Registrant and Wells Fargo Capital Finance, Inc. (formerly Wells Fargo Foothill, N.A.) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 18, 2010)

10.s.	Amendment Number Two to the Second Amended and Restated Convertible Promissory Note, dated February 11, 2010, between the Registrant and BI Holdings, L.P., the successor payee to Newcastle Partners, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 18, 2010)

31.1	Certification of Clinton J. Coleman, Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jacqueline S. Cregar, Vice President of Finance and Assistant Secretary of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Clinton J. Coleman, Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jacqueline S. Cregar, Vice President of Finance and Assistant Secretary of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL INDUSTRIES, INC.

Dated: May 14, 2010	By:	/s/ Clinton J. Coleman Clinton J. Coleman Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2010	By:	/s/ Jacqueline S. Cregar Jacqueline S. Cregar Vice President of Finance and Assistant Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.n.	Amendment Number Seven to Credit Agreement, dated February 11, 2010, between the Registrant and Wells Fargo Capital Finance, Inc. (formerly Wells Fargo Foothill, N.A.) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated February 18, 2010)

10.s.	Amendment Number Two to the Second Amended and Restated Convertible Promissory Note, dated February 11, 2010, between the Registrant and BI Holdings, L.P., the successor payee to Newcastle Partners, L.P. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated February 18, 2010)

31.1	Certification of Clinton J. Coleman, Chief Executive Officer of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jacqueline S. Cregar, Vice President of Finance and Assistant Secretary of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Clinton J. Coleman, Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jacqueline S. Cregar, Vice President of Finance and Assistant Secretary of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.