Form 10-Q
period 2010-06-30
BELL INDUSTRIES INC /NEW/
filed 2010-08-13
CIK 945489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of the close of business on August 13, 2010, there were 433,416 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.
JUNE 30, 2010 QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Results
BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues:
Products	$23,589	$21,190	$37,138	$33,691
Services	6,608	6,334	12,772	12,160

Total net revenues	30,197	27,524	49,910	45,851

Costs and expenses:
Cost of products sold	18,872	16,959	29,885	27,174
Cost of services provided	4,831	4,421	9,495	8,818
Selling, general and administrative expense	5,578	5,643	10,840	11,025
Gain on sale of assets	(15)	—	(16)	—

Operating income (loss)	931	501	(294)	(1,166)
Interest expense, net	309	290	553	498

Income (loss) from operations before benefit from income taxes	622	211	(847)	(1,664)
Benefit from income taxes	—	(5)	—	(7)

Net income (loss)	$622	$216	$(847)	$(1,657)

Share and per share data
Basic:
Net income (loss)	$1.44	$0.49	$(1.96)	$(3.82)
Weighted average common shares outstanding	433	433	433	433

Diluted:
Net income (loss)	$0.18	$0.06	$(1.96)	$(3.82)
Weighted average common shares outstanding	3,425	3,308	433	433
See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$694	$2,608
Accounts receivable, less allowance for doubtful accounts of $426 and $804, respectively	13,063	9,210
Inventories, net	7,878	8,012
Note receivable	—	300
Prepaid expenses and other current assets	1,584	846

Total current assets	23,219	20,976

Fixed assets, net of accumulated depreciation of $11,425 and $11,430, respectively	630	802
Other assets	798	775

Total assets	$24,647	$22,553

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Revolving credit facility	$2,635	$—
Accounts payable	6,222	5,382
Accrued payroll	1,713	1,882
Other accrued liabilities	2,017	2,440

Total current liabilities	12,587	9,704
Convertible note	11,593	11,345
Other long-term liabilities	3,381	3,592

Total liabilities	27,561	24,641

Commitments and contingencies

Shareholders’ deficit:
Preferred stock:
Authorized — 1,000,000 shares, outstanding — none
Common stock:
Authorized — 10,000,000 shares, outstanding — 433,416 shares	35,585	35,569
Accumulated deficit	(38,499)	(37,657)

Total shareholders’ deficit	(2,914)	(2,088)

Total liabilities and shareholders’ deficit	$24,647	$22,553

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(847)	$(1,657)
Adjustments to reconcile net loss to net cash used in operating activities for continuing operations:
Depreciation and amortization expense	309	474
Gain on sale of assets	(15)	—
Non-cash interest expense	342	369
Stock-based compensation expense	6	24
Provision for losses on accounts receivable, net	(48)	102
Provision for losses on inventory	(51)	—
Changes in assets and liabilities:
Accounts receivable	(3,800)	(4,694)
Inventories	185	1,225
Accounts payable	840	(728)
Accrued payroll	(169)	115
Accrued liabilities and other	(1,191)	(1,081)

Net cash used in operating activities for continuing operations	(4,439)	(5,851)
Net cash used in operating activities for discontinued operations	(206)	(7)

Net cash used in operating activities	(4,645)	(5,858)

Cash flows from investing activities:
Purchase of fixed assets and other	(83)	(59)

Net cash used in investing activities for continuing operations	(83)	(59)
Net cash provided by investing activities for discontinued operations	300	2,793

Net cash provided by investing activities	217	2,734

Cash flows from financing activities:
Net borrowings under revolving credit facility	2,635	461
Debt acquisition costs	(113)	(174)
Net payments of floor plan payables	—	(291)
Principal payments on capital leases	(8)	(66)

Net cash provided by financing activites for continuing operations	2,514	(70)

Net decrease in cash and cash equivalents	(1,914)	(3,194)
Cash and cash equivalents at beginning of period	2,608	3,233

Cash and cash equivalents at end of period	$694	$39

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
On May 12, 2009, the Company entered into a settlement agreement with Velocita and various of Velocita’s affiliated entities, which included an agreement to reduce the amount of the $1.5 million unsecured note due on June 13, 2009 to $1.35 million, with $250,000 paid on May 12, 2009, and the remaining $1.1 million balance payable in eleven monthly installments of $100,000 beginning on June 1, 2009. In exchange for the reduction in the principal amount of the unsecured note and the extended payment terms, the Company received corporate guarantees from Velocita’s affiliated entities on the remaining outstanding balance. As of June 30, 2010, the entire unsecured note balance has been paid in full. In addition, the unpaid balance of $1.1 million on the working capital adjustment note was paid in full on May 12, 2009. The proceeds were used to pay down outstanding balances on the Company’s revolving credit facility and to provide working capital for the Company’s continuing operations.
Upon the closing of the transactions, the Company no longer has any significant involvement with, and no longer generates cash flows from, the SkyTel operations. Therefore, the SkyTel division was reflected as discontinued operations in the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009.

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
The following table presents the Company’s financial asset (note receivable) and non-financial liability (environmental liability, see Note 10) that are measured and recorded at fair value on the Company’s Consolidated Condensed Balance Sheets on a recurring basis and their level within the fair value hierarchy during the six months ended June 30, 2010:

	Fair Value Measurement Using Significant
	Unobservable Inputs (Level 3)
		Environmental
(In thousands)	Note Receivable	Liability
Fair Value at December 31, 2009	$300	$2,449
Total realized gains or losses	—	—
Changes in net asset or liability resulting from collections or settlements	(300)	(166)
Transfers in and/or out of Level 3	—	—

Fair Value at June 30, 2010	$—	$2,283

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
Note 4 — Shipping and Handling Costs
Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $1.2 million and $.9 million during the three months ended June 30, 2010 and 2009, respectively and approximately $1.8 million and $1.5 million during the six months ended June 30, 2010 and 2009 respectively. These costs are included within selling, general and administrative expenses in the Consolidated Condensed Statements of Operations.

Note 5 — Debt and Financing Obligations
The Company has the following debt and financing obligations:
Revolving Credit Facility
The Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, N.A. (now known as Wells Fargo Capital Finance, Inc. (“WFCF”), as administrative agent, pursuant to which WFCF provided the Company with a revolving line of credit with a maximum credit amount of $10 million (the “Revolving Credit Facility”). Advances under the Revolving Credit Facility (the “Advances”) will be available to the Company, subject to restrictions based on the borrowing base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the greater of 3.5% or the rate of interest per annum announced from time to time by WFCF as its prime rate in effect at its principal office in San Francisco, California, plus a margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the greater of 3.0% or the LIBOR Rate (as defined in the Credit Agreement) plus a margin. The Advances made under the Credit Agreement are repayable in full on March 31, 2011. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. The Credit Agreement includes certain covenants related to profitability and capital expenditures. In connection with the Credit Agreement, the Company entered into a security agreement with WFCF, pursuant to which the Company granted WFCF a security interest in and a lien against certain assets of the Company. As of June 30, 2010, there was $2.6 million outstanding under the Revolving Credit Facility.
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
A summary of the Amended Convertible Note activity for the six months ended June 30, 2010 is as follows (in thousands):

Convertible note at December 31, 2009	$11,345
Beneficial conversion feature	(15)
Accretion of beneficial conversion feature	27
Accrued interest	236

Convertible note at June 30, 2010	$11,593

Total interest expense recorded on the Convertible Note and the Amended Convertible Note, including accretion of the beneficial conversion feature, totaled $132,000 and $132,000 during the three months ended June 30, 2010 and 2009, respectively and $263,000 and $262,000 during the six months ended June 30, 2010 and 2009, respectively.
Capital Lease
Previously, the Company entered into capital leases related to technology systems and vehicles, which were recorded as fixed assets in the Company’s Consolidated Condensed Balance Sheets. At June 30, 2010 and December 31, 2009, the leases were recorded in the Company’s Consolidated Condensed Balance Sheets at approximately $263,000, which includes the present value of interest payments.
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
The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years. The Company recognized stock-based compensation income of $1,000 and expense of $12,000 for the three months ended June 30, 2010 and 2009, respectively and expense of $6,000 and $24,000 for the six months ended June 30, 2010 and 2009, respectively.
The following summarizes stock option share activity during the six months ended June 30, 2010:

			Weighted Average
			Remaining
	Stock Option	Weighted Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2009	22,500	$91.73
Granted	—	—
Exercised	—	—
Canceled or expired	(7,250)	88.48

Outstanding at June 30, 2010	15,250	$93.27	2.4	$—

Exercisable at June 30, 2010	15,100	$86.42	2.3	$—

The following summarizes non-vested stock options as of December 31, 2009 and changes during the six months ended June 30, 2010:

		Weighted Average
	Stock Option	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2009	3,850	$23.00
Granted	—	—
Vested	(2,450)	20.03
Canceled or expired	(1,250)	28.71

Non-vested at June 30, 2010	150	$24.12

The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on June 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. No stock options were exercised during the six months ended June 30, 2010. The total fair value of options vesting during the six months ended June 30, 2010 was approximately $49,000. As of June 30, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $2,000, which is expected to be recognized over a weighted average period of approximately 0.4 years. As of June 30, 2010, there were 42,500 shares of common stock available for issuance of future stock option grants under the 2007 Plan.
Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”), 37,500 shares were authorized for issuance to Company employees. Eligible employees may purchase Company stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At June 30, 2010, 20,973 shares were available for future issuance under the ESPP.
Note 7 — Per Share Data
Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and convertible debt. The weighted average number of common shares outstanding for the six months ended June 30, 2010 and 2009 is set forth in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	433	433	433	433
Potentially dilutive stock options and convertible debt	2,992	2,874	2,962	2,846
Anti-dilutive due to net loss in period	—	—	(2,962)	(2,846)

Diluted weighted average shares outstanding	3,425	3,308	433	433

The number of stock option shares not included in the table above because the impact would have been anti-dilutive based on the exercise price totaled 15,250 and 22,500 for the three months ended June 30, 2010 and 2009, respectively and 16,250 and 22,500 for the six months ended June 30, 2010 and 2009, respectively. The calculation of fully diluted earnings per share includes the add back of $72,000 and $69,000 of interest expense related to the amended convertible note during the three months ended June 30, 2010 and 2009, respectively.
Note 8 — Income Taxes
The benefit from income taxes for the six months ended June 30, 2010 and 2009 was $0 and $7,000, respectively. As of June 30, 2010 and 2009, the Company had no unrecognized tax benefits.
As of June 30, 2010, the Company continues to record a full valuation allowance against net deferred tax asset balances. Tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions where the Company is subject to income tax.

Note 9 — Shareholders’ Deficit
The changes to shareholders’ deficit during the six months ended June 30, 2010 are as follows (in thousands):

Shareholders’ deficit at December 31, 2009	$(2,088)
Net loss	(847)
Stock based compensation	6
Beneficial conversion feature, net of tax	15

Shareholders’ deficit at June 30, 2010	$(2,914)

Note 10 — Environmental Matters
Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1993, at the site of a former leased facility of the Company’s Electronic Systems Division (“ESD”). The ESD operation was closed in late 1992. The project involves a water table contamination remediation process, including monitoring and extraction wells. The Company has fully cooperated with the California Regional Water Quality Control Board (“CRWQCB”) to remediate groundwater contamination at the site. At this time, there are no sanctions against the Company and one administrative order received on March 29, 2010. The order from the CRWQCB is for preparation of a plan for the installation of two additional exploratory wells, and the Company has agreed on an initial work plan with the CRWQCB regarding the order. The Company also has filed a petition to reverse the order on the basis that our current network of wells are sufficient for the remediation of any ground water table contamination the site for which Bell may arguably be responsible.
At June 30, 2010 and December 31, 2009, estimated future remediation and related costs for this matter totaled approximately $2.3 million and $2.5 million, respectively. At June 30, 2010, approximately $369,000 (estimated current portion) was included in accrued liabilities and $1.9 million (estimated non-current portion) was included in other long term liabilities in the Company’s Consolidated Condensed Balance Sheets.
Note 11 — Royalty Commitment
In August 2009, the Company entered into a license and distribution agreement with the developer of a technology product that provides the Company with exclusive distribution rights to such product in the United States. As part of this agreement, the Company will make royalty payments based upon the revenue and profitability of the products sold and is committed to make minimum monthly and annual royalty payments which can be applied against royalties due from future product sales. The minimum annual royalty in the first year of the agreement is $378,000, which may be reduced or eliminated under certain circumstances. As of June 30, 2010, the Company had a prepaid royalty balance of $96,000. The Company has the right to terminate the agreement with one year advance notice. The developer of this technology has not performed certain of its obligations under the agreement, therefore, royalty payments were suspended during the three months ended June 30, 2010.
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

Note 13 — Business Segment Information
As of June 30, 2010, the Company operates two reportable business segments: Bell Techlogix, a provider of integrated technology product and service solutions, and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for recreational vehicles, boats, snowmobiles, motorcycles and ATVs. The Company also separately records expenses related to the holding company that owns, and provides limited support to, the operating businesses, which is referred to as “Corporate” in the Business Segment Results. The operating businesses generally operate independent of each other. The Company’s former segment, SkyTel, has been reflected as a discontinued operation and, therefore, is not presented. Each operating segment offers unique products and services and has separate management.
The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Bell Techlogix
Products	$10,974	$10,182	$16,049	$15,336
Services	6,608	6,334	12,772	12,160

Total Bell Techlogix	17,582	16,516	28,821	27,496
Recreational Products Group	12,615	11,008	21,089	18,355

Total net revenues	$30,197	$27,524	$49,910	$45,851

Operating income (loss):
Bell Techlogix	$467	$438	$60	$(151)
Recreational Product Group	1,224	1,002	1,264	830
Corporate	(775)	(939)	(1,634)	(1,845)
Gain on sale of assets	(15)	—	(16)	—

Total operating income (loss)	931	501	(294)	(1,166)
Interest expense, net	309	290	553	498

Income (loss) from operations before benefit from income taxes	$622	$211	$(847)	$(1,664)

Depreciation and amortization:
Bell Techlogix	$80	$160	$191	$325
Recreational Products Group	20	26	42	52
Corporate	37	48	76	97

	$137	$234	$309	$474

Capital expenditures:
Bell Techlogix	$37	$14	$43	$33
Recreational Products Group	13	8	37	16
Corporate	1	1	3	10

	$51	$23	$83	$59

	June 30,	December 31,
	2010	2009
Total assets:
Bell Techlogix	$9,764	$8,023
Recreational Products Group	12,597	9,825
Corporate	2,281	4,385
Discontinued operations	5	320

	$24,647	$22,553

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
Results of Operations
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
The Company has provided a summary of its consolidated operating results for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, followed by an overview of its business segment performance below:
Net revenues
Net revenues were $30.2 million for the second quarter of 2010 as compared to $27.5 million for the second quarter of 2009, representing an increase of $2.7 million, or 9.7%. The increase consisted of a $1.6 million and a $1.1 million increase in net revenues in the Recreational Products Group (“RPG”) and Bell Techlogix segments, respectively.

Gross profit
Gross profit, which represents net revenues less the cost of products sold and services provided, was $6.5 million, or 21.5% of net revenues, for the second quarter of 2010 compared to $6.1 million, or 22.3% of net revenues, for the second quarter of 2009. The increase in gross profit of $0.4 million was primarily the result of an increase in revenues in the RPG segment during the second quarter of 2010.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $5.6 million, or 18.5% of net revenues, for the second quarter of 2010 compared to $5.6 million, or 20.5% of net revenues, for the second quarter of 2009. The overall unchanged SG&A expenses consisted of a $0.2 million increase in SG&A expenses in the RPG segment offset by a $0.1 million decrease in SG&A expenses in the Bell Techlogix segment and a $0.1 million decrease in the Corporate segment during the second quarter of 2010.
Interest and other, net
Net interest expense was $309,000 for the second quarter of 2010, compared to $290,000 for the second quarter of 2009. The increase in net interest expense was primarily the result of the outstanding balances under the Revolving Credit Facility and the Amended Convertible Note during the second quarter of 2010 and the amortization of related bank fees incurred in connection with the Seventh Amendment with WFCF entered into on February 11, 2010.
Income taxes
The benefit from income taxes was $0 for the second quarter of 2010 compared to a benefit from income taxes of $5,000 for the second quarter of 2009. The benefit from income taxes for the three months ended June 30, 2009 was primarily related to state income tax. As of June 30, 2010, the Company continued to record a full valuation allowance against net deferred tax asset balances.
Discontinued operations
In late 2007, the Company entered into letters of intent with two companies to sell its SkyTel division in two separate transactions. The Company completed the sale of the SkyGuard and FleetHawk product lines in February 2008 and the sale of the remainder of the SkyTel division in June 2008. Accordingly, the results of the SkyTel division have been classified as discontinued operations in the accompanying financial statements. For the three months ended June 30, 2010 and 2009, the SkyTel division had no revenue or expense activity.
Business Segment Results
The Company operates two reportable business segments: Bell Techlogix, a provider of integrated technology product and service solutions, and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for recreational vehicles, boats, snowmobiles, motorcycles and ATVs. The Company also separately records expenses related to the holding company that owns, and provides limited support to, the operating businesses, which is referred to as “Corporate” in the Business Segment Results. The operating businesses generally operate independent of each other. The Company’s former segment, SkyTel, has been reflected as a discontinued operation and, therefore, is not presented in this business segment results discussion.
Bell Techlogix
Bell Techlogix’s revenues of $17.6 million for the three months ended June 30 2010 represented a 6.5% increase from the $16.5 million of revenues for the three months ended June 30, 2009. Service revenues of $6.6 million for the three months ended June 30, 2010 represented a 4.3% increase from the $6.3 million of service revenues for the three months ended June 30, 2009 due to growth in new and existing managed service engagements. Product revenues of $11.0 million for the three months ended June 30, 2010 represented a 7.8% increase from the $10.2 million of product revenues for the six months ended June 30, 2009, which was primarily the result of the timing of projects for education customers.
Bell Techlogix’s operating income of $467,000 for the three months ended June 30, 2010 represented a $29,000 improvement from the operating income of $438,000 for the three months ended June 30, 2009. This improvement was due to a decrease of $129,000 in SG&A expenses due primarily to reductions in employee costs and depreciation.

Recreational Products Group
RPG revenues of $12.6 million for the three months ended June 30, 2010 represented a 14.6% increase from the $11.0 million of revenues for the three months ended June 30, 2009. This increase was primarily related to higher sales in the marine and RV product lines which can be attributed primarily to increased in-season marine and RV product orders.
RPG operating income of $1.2 million for the three months ended June 30, 2010 represented a $222,000 increase from the operating income of $1.0 million for the three months ended June 30, 2009. This increase was primarily due to the $1.6 million increase in net revenues.
Corporate
Corporate holding company costs of $0.8 million for the three months ended June 30, 2010 represented a 17.5% decrease from $0.9 million for the three months ended June 30, 2009. The decrease in costs of $164,000 was primarily the result of headcount reductions and reductions in related benefits and travel costs.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
The Company has provided a summary of its consolidated operating results for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, followed by an overview of its business segment performance below:
Net revenues
Net revenues were $49.9 million for the six months ended June 30, 2010 as compared to $45.9 million for the six months ended June 30, 2009, representing an increase of $4.0 million, or 8.9%. The increase consisted of a $2.7 million and a $1.3 million increase in net revenues in the RPG and Bell Techlogix segments, respectively.
Gross profit
Gross profit, which represents net revenues less the cost of products sold and services provided, was $10.5 million, or 21.1% of net revenues, for the six months ended June 30, 2010 compared to $9.9 million, or 21.5% of net revenues, for the six months ended June 30, 2009. The increase in gross profit of $0.6 million was primarily the result of an increase in revenues in the RPG segment.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $10.8 million, or 21.7% of net revenues, for the six months ended June 30, 2010 compared to $11.0 million, or 24.0% of net revenues, for the six months ended June 30, 2009. The decrease in SG&A expenses consisted of a $0.3 million decrease in SG&A expenses in the Bell Techlogix segment and a $0.2 million decrease in the Corporate segment offset by a $0.3 million increase in SG&A expenses in the RPG segment for the six months ended June 30, 2010.
Interest and other, net
Net interest expense was $553,000 for the six months ended June 30, 2010, compared to $498,000 for the six months ended June 30, 2009. The increase in net interest expense was primarily the result of the outstanding balances under the Revolving Credit Facility and the Amended Convertible Note and the amortization of related bank fees incurred in connection with the Seventh Amendment with WFCF entered into on February 11, 2010.
Income taxes
The benefit from income taxes was $0 for the six months ended June 30, 2010 compared to a benefit from income taxes of $7,000 for the six months ended June 30, 2009. The benefit from income taxes for the six months ended June 30, 2009 was primarily related to state income tax. As of June 30, 2010, the Company continued to record a full valuation allowance against net deferred tax asset balances.
Discontinued operations
In late 2007, the Company entered into letters of intent with two companies to sell its SkyTel division in two separate transactions. The Company completed the sale of the SkyGuard and FleetHawk product lines in February 2008 and the sale of the remainder of the SkyTel division in June 2008. Accordingly, the results of the SkyTel division have been classified as discontinued operations in the accompanying financial statements. For the six months ended June 30, 2010 and 2009, the SkyTel division had no revenue or expense activity.

Business Segment Results
Bell Techlogix
Bell Techlogix’s revenues of $28.8 million for the six months ended June 30 2010 represented a 4.8% increase from the $27.5 million of revenues for the six months ended June 30, 2009. Service revenues of $12.8 million for the six months ended June 30, 2010 represented a 5.0% increase from the $12.2 million of service revenues for the six months ended June 30, 2009 due to growth in new and existing managed service engagements. Product revenues of $16.0 million for the six months ended June 30, 2010 represented a 4.6% increase from the $15.3 million of product revenues for the six months ended June 30, 2009, which was primarily the result of the timing of projects for education customers.
Bell Techlogix’s operating income of $60,000 for the six months ended June 30, 2010 represented a $211,000 improvement from the operating loss of $151,000 for the six months ended June 30, 2009. This improvement was due to a decrease of $307,000 in SG&A expenses due primarily to reductions in salaries and wages.
Recreational Products Group
RPG revenues of $21.1 million for the six months ended June 30, 2010 represented a 14.9% increase from the $18.4 million of revenues for the six months ended June 30, 2009. This increase was primarily related to higher sales in the marine and RV product lines which can be attributed primarily to increased in-season marine and RV product orders.
RPG operating income of $1.3 million for the six months ended June 30, 2010 represented a $435,000 increase from the operating income of $830,000 for the six months ended June 30, 2009. This increase was primarily due to the $2.7 million increase in net revenues.
Corporate
Corporate holding company costs of $1.64 million for the six months ended June 30, 2010 represented an 11.4% decrease from $1.85 million for the six months ended June 30, 2009. The decrease in costs of $211,000 was primarily the result of headcount reductions and reductions in related benefits and travel costs.
Changes in Financial Condition
Liquidity and Capital Resources
Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$694	$2,608
Net working capital	$10,632	$11,272
Current ratio	1.84	2.16
Long term liabilities to capitalization (1)	124.2%	116.3%
Shareholders’ deficit per share	$(6.73)	$(4.82)
Days’ sales in receivables	46	45

(1)	Capitalization represents the sum of long-term liabilities and shareholders’ equity.
For the six months ended June 30, 2010, net cash used in operating activities totaled $4.6 million, consisting of $4.4 million used in operating activities for continuing operations and $206,000 used in operating activities for discontinued operations (the Company’s former SkyTel division). The net cash used in operating activities for continuing operations consisted of a loss of $0.8 million, an increase in accounts receivable of $3.8 million, a decrease in inventory of $0.2 million and a decrease in accounts payable and accrued liabilities of $0.5 million offset by non-cash expenses of $0.5 million. The net cash used in operating activities was primarily due to the typical seasonal increase in business activity throughout the first half of the year for both the RPG and Bell Techlogix businesses. Net cash provided by investing activities totaled $0.2 million, consisting of $0.3 million in cash provided by investing activities for discontinued operations from proceeds received related to the Skytel note receivable offset by $83,000 in cash used in investing activities for continuing operations related to purchases of fixed assets. Net cash provided by financing activities totaled $2.5 million, consisting of $2.6 million net borrowings on the Revolving Credit Facility, partially offset by $0.1 million in payments of debt acquisition costs.

For the six months ended June 30, 2009, net cash used in operating activities totaled $5.9 million, consisting of a net loss of $1.7 million, an increase in accounts receivable of $4.7 million and a decrease in accounts payable and accrued liabilities of $1.7 million, partially offset by non-cash expenses of $1.0 million and a decrease in inventory of $1.2 million. The net cash used in operating activities was primarily due to the typical seasonal increase in business activity throughout the first half of the year for both the RPG and Bell Techlogix businesses. Net cash provided by investing activities totaled $2.7 million, consisting of $2.8 million in cash provided by investing activities for discontinued operations (the Company’s former SkyTel division) from payments received during the first half of 2009 on notes receivable related to the various SkyTel sale transactions, offset by $59,000 in cash used in investing activities for continuing operations related to purchases of fixed assets. Net cash used in financing activities totaled $70,000, consisting of $0.3 million in payments of floor plan payables, $0.2 million in payments of debt acquisition costs and $0.1 million in capital lease payments, partially offset by $0.5 million in borrowings on the Revolving Credit Facility.
Revolving Credit Facility with WFCF
As of June 30, 2010, the Company had $2.6 million in borrowings outstanding under its Revolving Credit Facility with Wells Fargo Capital Finance, Inc. (“WFCF”). The Company has utilized and will continue utilizing the Revolving Credit Facility periodically to fund working capital needs. The Revolving Credit Facility is secured by a lien on substantially all of the Company’s assets.
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
Convertible Note Held By Newcastle
On January 31, 2007, the Company issued to Newcastle a Convertible Note with a principal amount of $10.0 million in order to complete the financing of its acquisition of SkyTel. The Convertible Note was amended and restated on June 13, 2008. The Amended Convertible Note is secured by a second priority lien on substantially all of the Company’s assets. The outstanding principal balance and/or accrued but unpaid interest on the Amended Convertible Note is convertible at any time by Newcastle into shares of the Company’s common stock at a conversion price of $4.00 per share (the “Conversion Price”), subject to adjustment. The Amended Convertible Note accrues interest at 4% per annum, subject to adjustment in certain circumstances, which interest accretes as principal on the Amended Convertible Note as of each quarterly interest payment date. In connection with the execution of the Amended Convertible Note, and subject to certain conditions, the Company has agreed to appoint such number of director designees of Newcastle such that Newcastle’s designees constitute 50% of the then outstanding current members of the Company’s board of directors (or, if the number of members of the board of directors is an odd integer, such number of Newcastle designees equal to the lowest integer that is greater than 50% of the then outstanding members). The Company also has the option (subject to the consent of WFCF) to pay interest on the outstanding principal balance of the Amended Convertible Note in cash at a higher interest rate (8%) if the weighted average market price of its common stock is greater than 200% of the Conversion Price ($8.00). The Amended Convertible Note matures on January 31, 2017. The Company has the right to prepay the Amended Convertible Note at an amount equal to 105% of outstanding principal after January 31, 2010 so long as a weighted average market price of its common stock is greater than 200% of the Conversion Price ($8.00). As of June 30, 2010, the outstanding principal balance and accrued but unpaid interest on the Convertible Note was $11.6 million.
On February 11, 2010, the Company entered into the Second Amendment to Note, which revised the financial profitability covenants for each of the quarters during the year ended December 31, 2010 and increased the limitation on the indebtedness covenant to $13.0 million

The Company believes that sufficient cash resources exist for the foreseeable future to support its operations and commitments through cash generated by operations and advances under the Revolving Credit Facility with WFCF. Management continues to evaluate its options in regard to the Revolving Credit Facility and alternative sources of financing.
Off-Balance Sheet Arrangements
The Company does not have any material off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company has no investments in market risk-sensitive investments for either trading purposes or purposes other than trading purposes. The Company is exposed to market risk from changes in interest rates on variable rate debt. Under the Credit Agreement with WFCF, advances bear interest based on WFCF’s prime rate plus a margin or the LIBOR Rate plus a margin. Based on the Company’s average outstanding variable rate debt during the six months ended June 30, 2010, a 1% increase in the variable rate would increase annual interest expense by approximately $23,000.

Item 4.	Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its Chief Executive Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) intended to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.2	Certification of Mark A. Begle, Controller of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Clinton J. Coleman, Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mark A. Begle, Controller of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BELL INDUSTRIES, INC.
Dated: August 13, 2010	By:	/s/ Clinton J. Coleman
Clinton J. Coleman
Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2010	By:	/s/ Mark A. Begle
Mark A. Begle
Controller (Principal Financial Officer)

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

31.2	Certification of Mark A. Begle, Controller of Registrant pursuant to Rule 13a-14 adopted under the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Clinton J. Coleman, Chief Executive Officer of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mark A. Begle, Controller of Registrant furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.