Form 10-Q
period 2010-09-30
BELL INDUSTRIES INC /NEW/
filed 2010-11-12
CIK 945489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of the close of business on November 12, 2010, there were 433,416 outstanding shares of the Registrant’s Common Stock.

BELL INDUSTRIES, INC.
SEPTEMBER 30, 2010 QUARTERLY REPORT ON FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues:
Products	$32,199	$27,731	$69,337	$61,422
Services	8,042	7,153	20,814	19,313

Total net revenues	40,241	34,884	90,151	80,735

Costs and expenses:
Cost of products sold	26,897	23,009	56,782	50,183
Cost of services provided	5,249	5,231	14,744	14,049
Selling, general and administrative expenses	5,985	5,610	16,825	16,635
Gain on sale of assets	(9)	—	(25)	—

Operating income (loss)	2,119	1,034	1,825	(132)
Interest expense	309	306	862	804

Income (loss) from operations before income taxes	1,810	728	963	(936)
Income tax provision (benefit)	47	(4)	47	(11)

Net income (loss)	$1,763	$732	$916	$(925)

Share and per share data
Basic:
Net income (loss)	$4.07	$1.69	$2.12	$(2.14)
Weighted average common shares outstanding	433	433	433	433
Diluted:
Net income (loss)	$0.51	$0.24	$0.27	$(2.14)
Weighted average common shares outstanding	3,455	3,337	3,396	433
See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$792	$2,608
Accounts receivable, less allowance for doubtful accounts of $449 and $804, respectively	18,143	9,210
Inventories, net	7,185	8,012
Note receivable	—	300
Prepaid expenses and other current assets	1,528	846

Total current assets	27,648	20,976

Fixed assets, net of accumulated depreciation of $11,511 and $11,430, respectively	700	802
Other assets	758	775

Total assets	$29,106	$22,553

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Revolving credit facility	$5,466	$—
Accounts payable	6,117	5,382
Accrued payroll	1,901	1,882
Other accrued liabilities	1,723	2,440

Total current liabilities	15,207	9,704
Convertible note	11,721	11,345
Other long-term liabilities	3,323	3,592

Total liabilities	30,251	24,641

Commitments and contingencies

Shareholders’ deficit:
Preferred stock:
Authorized - 1,000,000 shares, outstanding - none
Common stock:
Authorized - 10,000,000 shares, outstanding - 433,416 shares	35,592	35,569
Accumulated deficit	(36,737)	(37,657)

Total shareholders’ deficit	(1,145)	(2,088)

Total liabilities and shareholders’ deficit	$29,106	$22,553

See Accompanying Notes to Consolidated Condensed Financial Statements.

BELL INDUSTRIES, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$916	$(925)
Adjustments to reconcile net income (loss) to net cash used in operating activities for continuing operations:
Depreciation and amortization expense	440	686
Gain on sale of assets	(25)	—
Non-cash interest expense	515	590
Stock-based compensation expense	6	37
Provision for losses on accounts receivable, net	(23)	124
Provision for losses on inventories	(77)	—
Changes in assets and liabilities:
Accounts receivable	(8,878)	(3,967)
Inventories	904	1,753
Accounts payable	541	(1,419)
Accrued payroll	20	724
Accrued liabilities and other	(1,308)	(1,177)

Net cash used in operating activities for continuing operations	(6,969)	(3,574)
Net cash used in operating activities for discontinued operations	(253)	(159)

Net cash used in operating activities	(7,222)	(3,733)

Cash flows from investing activities:
Purchases of fixed assets and other	(236)	(95)

Net cash used in investing activities for continuing operations	(236)	(95)
Net cash provided by investing activities for discontinued operations	300	3,093

Net cash provided by investing activities	64	2,998

Cash flows from financing activities:
Net borrowings under revolving credit facility	5,466	—
Debt acquisition costs	(113)	(176)
Net payments of floor plan payables	—	(291)
Principal payments on capital leases	(11)	(98)

Net cash provided by financing activities for continuing operations	5,342	(565)

Net decrease in cash and cash equivalents	(1,816)	(1,300)
Cash and cash equivalents at beginning of period	2,608	3,233

Cash and cash equivalents at end of period	$792	$1,933

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
Note 2 — Acquisition and Sale of SkyTel Division
The Company had a division, SkyTel Corp., that provided wireless data and messaging services. The Company no longer has any significant involvement with, and no longer generates cash flows from, SkyTel Corp. operations. Therefore, the SkyTel division was reflected as discontinued operations in the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 for some residual transactions.
Note 3 — Fair Value of Financial Instruments
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:
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

The following table presents the Company’s financial asset (note receivable) and non-financial liability (environmental liability, see Note 10) that are measured and recorded at fair value on the Company’s Consolidated Condensed Balance Sheets on a recurring basis and their level within the fair value hierarchy during the nine months ended September 30, 2010:

	Fair Value Measurement Using Significant
	Unobservable Inputs (Level 3)
		Environmental
(In thousands)	Note Receivable	Liability
Fair Value at December 31, 2009	$300	$2,449
Total realized gains or losses	—	—
Changes in net asset or liability resulting from collections or settlements	(300)	(280)
Transfers in and/or out of Level 3	—	—

Fair Value at September 30, 2010	$—	$2,169

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
Note 4 — Shipping and Handling Costs
Shipping and handling costs, consisting primarily of freight paid to carriers, Company-owned delivery vehicle expenses and payroll related costs incurred in connection with storing, moving, preparing, and delivering products totaled approximately $1.1 million and $0.9 million during the three months ended September 30, 2010 and 2009, respectively and approximately $2.8 million and $2.3 million during the nine months ended September 30, 2010 and 2009 respectively. These costs are included within selling, general and administrative expenses in the Consolidated Condensed Statements of Operations.
Note 5 — Debt and Financing Obligations
The Company has the following debt and financing obligations:
Revolving Credit Facility
The Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, N.A. (now known as Wells Fargo Capital Finance, Inc. (“WFCF”), as administrative agent, pursuant to which WFCF provided the Company with a revolving line of credit with a maximum credit amount of $10 million (the “Revolving Credit Facility”). Advances under the Revolving Credit Facility (the “Advances”) will be available to the Company, subject to restrictions based on the borrowing base (as such term is defined in the Credit Agreement). The Advances may be used to finance ongoing working capital, capital expenditures and general corporate needs of the Company. Advances made under the Credit Agreement bear interest, in the case of base rate loans, at a rate equal to the “base rate,” which is the greater of 3.5% or the rate of interest per annum announced from time to time by WFCF as its prime rate in effect at its principal office in San Francisco, California, plus a margin. In the case of LIBOR rate loans, amounts borrowed bear interest at a rate equal to the greater of 3.0% or the LIBOR Rate (as defined in the Credit Agreement) plus a margin. The Advances made under the Credit Agreement are repayable in full on March 31, 2011. The Company may prepay the Advances (unless in connection with the prepayment in full of all of the outstanding Advances) at any time without premium or penalty. If the Company prepays all of the outstanding Advances and terminates all commitments under the Credit Agreement, the Company is obligated to pay a prepayment premium as set forth in the Credit Agreement. The Credit Agreement includes certain covenants related to profitability and capital expenditures. As of September 30, 2010, the Company is in compliance with all covenants of the Credit Agreement. In connection with the Credit Agreement, the Company entered into a security agreement with WFCF, pursuant to which the Company granted WFCF a security interest in and a lien against certain assets of the Company. As of September 30, 2010, there was approximately $5.5 million outstanding under the Revolving Credit Facility.
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
As this debt was convertible at the option of Newcastle at a beneficial conversion rate of $76.20 per share (closing market price of the Company’s common stock as of January 31, 2007 was $89.80 per share), the embedded beneficial conversion feature was recorded as a debt discount with the credit charged to shareholders’ deficit, net of tax, and amortized using the effective interest method over the life of the debt in accordance with ASC Topic 470-20-25, Debt with Conversion and Other Options (“ASC 470-20-25”).
On June 13, 2008, the Company and Newcastle entered into the Second Amended and Restated Convertible Promissory Note (the “Amended Convertible Note”) with a principal amount of $11.1 million (which represented the original $10.0 million note plus payment-in-kind interest accreted as additional principal and accrued interest through June 13, 2008). The Amended Convertible Note reflects a reduction in the conversion price from $76.20 per share down to $4.00 per share (subject to adjustment) and a reduction in the interest rate from 8% to 4% per annum. On or after January 31, 2010, the Company has the right to prepay the Amended Convertible Note at an amount equal to 105% of the outstanding principal so long as a weighted average market price of the Company’s common stock is greater than 200% of the conversion price ($8.00 per share). As a result of the amendment, the remaining balance of the beneficial conversion feature related to the original Convertible Note issued on January 31, 2007, net of income taxes, was written off resulting in a loss on extinguishment of debt of approximately $1.1 million during the three months ended June 30, 2008. As the Amended Convertible Note is convertible at the option of Newcastle at a beneficial conversion rate of $4.00 per share (closing market price of the Company’s common stock as of June 13, 2008 was $4.20 per share), the embedded beneficial conversion feature was recorded as a debt discount with the credit charged to shareholders’ deficit, net of tax, and amortized using the effective interest method over the life of the debt in accordance with ASC 470-20-25.
On February 11, 2010, the Company entered into Amendment Number Two to the Amended Convertible Note (the “Second Amendment to Note”). The Second Amendment to Note revised the financial profitability covenants for each of the quarters during the year ended December 31, 2010 and increased the limitation on the indebtedness covenant to $13.0 million.
A summary of the Amended Convertible Note activity for the nine months ended September 30, 2010 is as follows (in thousands):

Convertible note at December 31, 2009	$11,345
Beneficial conversion feature	(21)
Accretion of beneficial conversion feature	39
Accrued interest	358

Convertible note at September 30, 2010	$11,721

Total interest expense recorded on the Convertible Note and the Amended Convertible Note, including accretion of the beneficial conversion feature, totaled $133,000 and $132,000 during the three months ended September 30, 2010 and 2009, respectively and $397,000 and $394,000 during the nine months ended September 30, 2010 and 2009, respectively.
Capital Lease
Previously, the Company entered into capital leases related to technology systems and vehicles, which were recorded as fixed assets in the Company’s Consolidated Condensed Balance Sheets. At September 30, 2010 and December 31, 2009, the leases were recorded in the Company’s Consolidated Condensed Balance Sheets at approximately $263,000, which includes the present value of interest payments.

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
The Company utilizes the Black-Scholes valuation model in determining the fair value of stock-based grants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of up to four years. The Company recognized stock-based compensation expense of $1,000 and $13,000 for the three months ended September 30, 2010 and 2009, respectively and expense of $6,000 and $37,000 for the nine months ended September 30, 2010 and 2009, respectively.
The following summarizes stock option share activity during the nine months ended September 30, 2010:

			Weighted Average
			Remaining
	Stock Option	Weighted Average	Contractual Term	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
Outstanding at December 31, 2009	22,500	$91.73
Granted	—	—
Exercised	—	—
Canceled or expired	(7,250)	88.48

Outstanding at September 30, 2010	15,250	$93.27	2.1	$—

Exercisable at September 30, 2010	15,100	$86.42	2.1	$—

The following summarizes non-vested stock options as of December 31, 2009 and changes during the nine months ended September 30, 2010:

		Weighted Average
	Stock Option	Grant Date Fair
	Shares	Value
Non-vested at December 31, 2009	3,850	$23.00
Granted	—	—
Vested	(2,450)	20.03
Canceled or expired	(1,250)	28.71

Non-vested at September 30, 2010	150	$24.12

The aggregate intrinsic value in the table above represents the intrinsic value (the difference between the Company closing stock price on September 30, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. No stock options were exercised during the nine months ended September 30, 2010. The total fair value of options vesting during the nine months ended September 30, 2010 was approximately $49,000. As of September 30, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $1,000, which is expected to be recognized over a weighted average period of approximately 0.2 years. As of September 30, 2010, there were 42,500 shares of common stock available for issuance of future stock option grants under the 2007 Plan.
Under the Bell Industries Employees’ Stock Purchase Plan (the “ESPP”), 37,500 shares were authorized for issuance to Company employees. Eligible employees may purchase Company stock at 85% of market value through the ESPP at various offering times during the year. During the third quarter of 2002, the Company suspended the ESPP. At September 30, 2010, 20,973 shares were available for future issuance under the ESPP.

Note 7 — Per Share Data
Basic earnings per share data are based upon the weighted average number of common shares outstanding. Diluted earnings per share data are based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and convertible debt. The weighted average number of common shares outstanding for the three and nine months ended September 30, 2010 and 2009 is set forth in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	433	433	433	433
Potentially dilutive stock options and convertible debt	3,021	2,903	2,962	2,846
Anti-dilutive due to net loss in period	—	—	—	(2,846)

Diluted weighted average shares outstanding	3,455	3,337	3,396	433

The number of stock option shares not included in the table above because the impact would have been anti-dilutive based on the exercise price totaled 15,250 and 22,500 for the three months ended September 30, 2010 and 2009, respectively and 15,250 and 22,667 for the nine months ended September 30, 2010 and 2009, respectively. The calculation of fully diluted earnings per share includes the add back of $73,000 and $70,000 of interest expense related to the amended convertible note during the three months ended September 30, 2010 and 2009, respectively.
Note 8 — Income Taxes
The provision for income taxes for the three and nine months ended September 30, 2010 was $47,000. The benefit from income taxes for the three and nine months ended September 30, 2009 was $4,000 and $11,000, respectively. The tax provisions and benefits relate to state income taxes. As of September 30, 2010 and 2009, the Company had no unrecognized tax benefits.
As of September 30, 2010, the Company continues to record a full valuation allowance against net deferred tax asset balances. Tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions where the Company is subject to income tax.
Note 9 — Shareholders’ Deficit
The changes to shareholders’ deficit during the nine months ended September 30, 2010 are as follows (in thousands):

Shareholders’ deficit at December 31, 2009	$(2,088)
Net income	916
Stock based compensation	6
Beneficial conversion feature, net of tax	21

Shareholders’ deficit at September 30, 2010	$(1,145)

Note 10 — Environmental Matters
Reserves for environmental matters primarily relate to the cost of monitoring and remediation efforts, which commenced in 1993, at the site of a former leased facility of the Company’s Electronic Systems Division (“ESD”). The ESD operation was closed in late 1992. The project involves a water table contamination remediation process, including monitoring and extraction wells. The Company has fully cooperated with the California Regional Water Quality Control Board (“CRWQCB”) to remediate groundwater contamination at the site. At this time, there are no sanctions against the Company and one administrative order was received on March 29, 2010. The order from the CRWQCB is for preparation of a plan for the installation of two additional exploratory wells, and the Company has agreed on an initial work plan with the CRWQCB regarding the order. The Company also has filed a petition to reverse the order on the basis that our current network of wells are sufficient for the remediation of any ground water table contamination the site for which Bell may arguably be responsible.
At September 30, 2010 and December 31, 2009, estimated future remediation and related costs for this matter totaled approximately $2.2 million and $2.5 million, respectively. At September 30, 2010, approximately $256,000 (estimated current portion) was included in accrued liabilities and $1.9 million (estimated non-current portion) was included in other long term liabilities in the Company’s Consolidated Condensed Balance Sheets.

Note 11 — Royalty Commitment
In August 2009, the Company entered into a license and distribution agreement with the developer of a technology product that provides the Company with exclusive distribution rights to such product in the United States. As part of this agreement, the Company will make royalty payments based upon the revenue and profitability of the products sold and is committed to make minimum monthly and annual royalty payments which can be applied against royalties due from future product sales. The minimum annual royalty in the first year of the agreement is $378,000, which may be reduced or eliminated under certain circumstances. As of September 30, 2010, the Company had no prepaid royalty balance recorded on its balance sheet. The prepaid royalty balance recorded on the balance sheet at September 30, 2009 was $126,000. The Company has the right to terminate the agreement with one year advance notice. The developer of this technology has not performed certain of its obligations under the agreement, therefore, royalty payments have been suspended since the second quarter of 2010.
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
Note 13 — Business Segment Information
As of September 30, 2010, the Company operates two reportable business segments: Bell Techlogix, a provider of integrated technology product and service solutions, and the Recreational Products Group, a wholesale distributor of aftermarket parts and accessories for recreational vehicles, boats, snowmobiles, motorcycles and ATVs. The Company also separately records expenses related to the holding company that owns, and provides limited support to, the operating businesses, which is referred to as “Corporate” in the Business Segment Results. The operating businesses generally operate independent of each other. The Company’s former segment, SkyTel, has been reflected as a discontinued operation and, therefore, is not presented. Each operating segment offers unique products and services and has separate management.

The following summarizes financial information for the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
Bell Techlogix
Products	$21,354	$17,532	$37,403	$32,868
Services	8,042	7,153	20,814	19,313

Total Bell Techlogix	29,396	24,685	58,217	52,181
Recreational Products Group	10,845	10,199	31,934	28,554

Total net revenues	$40,241	$34,884	$90,151	$80,735

Operating income (loss):
Bell Techlogix	$2,214	$1,284	$2,274	$1,133
Recreational Product Group	683	615	1,947	1,445
Corporate	(787)	(865)	(2,421)	(2,710)
Gain on sale of assets	9	—	25	—

Total operating income (loss)	2,119	1,034	1,825	(132)
Interest expense, net	309	306	862	804

Income (loss) from operations before income taxes	$1,810	$728	$963	$(936)

Depreciation and amortization:
Bell Techlogix	$78	$145	$269	$470
Recreational Products Group	18	25	60	77
Corporate	35	42	111	139

	$131	$212	$440	$686

Capital expenditures:
Bell Techlogix	$165	$9	$208	$42
Recreational Products Group	12	21	49	37
Corporate	1	6	4	16

	$178	$36	$261	$95

	September 30,	December 31,
	2010	2009
Total assets:
Bell Techlogix	$16,024	$8,023
Recreational Products Group	10,482	9,825
Corporate	2,595	4,385
Discontinued operations	5	320

	$29,106	$22,553

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
Results of Operations
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
The Company has provided a summary of its consolidated operating results for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, followed by an overview of its business segment performance below:
Net revenues
Net revenues were $40.2 million for the third quarter of 2010 as compared to $34.9 million for the third quarter of 2009, representing an increase of $5.3 million, or 15.4%. The increase consisted of a $4.7 million and a $0.6 million increase in net revenues in the Bell Techlogix and Recreational Products Group (“RPG”) segments, respectively. The Bell Techlogix increase consisted of $3.8 million and $0.9 million increases in product and service net revenues, respectively.

Gross profit
Gross profit, which represents net revenues less the cost of products sold and services provided, was $8.1 million, or 20.1% of net revenues, for the third quarter of 2010 compared to $6.6 million, or 19.0% of net revenues, for the third quarter of 2009. The increase in gross profit of $1.5 million was primarily the result of an increase in revenues in the Bell Techlogix segment during the third quarter of 2010.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $6.0 million, or 14.9% of net revenues, for the third quarter of 2010 compared to $5.6 million, or 16.1% of net revenues, for the third quarter of 2009. The increase in SG&A expenses of $0.4 million consisted of increases of $0.3 million and $0.2 million in SG&A expenses in the Bell Techlogix and RPG segments, respectively offset by a $0.1 million decrease in SG&A expenses in the Corporate segment during the third quarter of 2010. SG&A expenses declined relative to net revenues due to increased utilization of existing resources.
Interest and other, net
Net interest expense was $309,000 for the third quarter of 2010, compared to $306,000 for the third quarter of 2009. The increase in net interest expense was primarily the result of the outstanding balances under the Revolving Credit Facility and the Amended Convertible Note during the third quarter of 2010 and the amortization of related bank fees incurred in connection with the Seventh Amendment with WFCF entered into on February 11, 2010.
Income taxes
The provision for income taxes was $47,000 for the third quarter of 2010 compared to a benefit from income taxes of $4,000 for the third quarter of 2009. The provision and benefit from income taxes for the three months ended September 30, 2010 and 2009, respectively, was primarily related to state income tax. As of September 30, 2010, the Company continued to record a full valuation allowance against net deferred tax asset balances.
Discontinued operations
In late 2007, the Company entered into letters of intent with two companies to sell its SkyTel division in two separate transactions. The Company completed the sale of the SkyGuard and FleetHawk product lines in February 2008 and the sale of the remainder of the SkyTel division in June 2008. Accordingly, the results of the SkyTel division have been classified as discontinued operations in the accompanying financial statements. For the three months ended September 30, 2010 and 2009, the SkyTel division had no revenue or expense activity.
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
Bell Techlogix
Bell Techlogix’s revenues of $29.4 million for the three months ended September 30, 2010 represented a 19.1% increase from the $24.7 million of revenues for the three months ended September 30, 2009. Service revenues of $8.0 million for the three months ended September 30, 2010 represented an 11.1% increase from the $7.2 million of service revenues for the three months ended September 30, 2009 due to growth in new and existing managed service engagements. Product revenues of $21.4 million for the three months ended September 30, 2010 represented a 22.3% increase from the $17.5 million of product revenues for the three months ended September 30, 2009, which was primarily the result of an increase in and the timing of sales to education customers.
Bell Techlogix’s operating income of $2.2 million for the three months ended September 30, 2010 represented a $931,000 improvement from the operating income of $1.3 million for the three months ended September 30, 2009. This improvement was due to increases in gross profit of $871,000 and $344,000 in services and products, respectively offset by an increase in SG&A expenses of $284,000 due primarily to an increase in employees.

Recreational Products Group
RPG revenues of $10.8 million for the three months ended September 30, 2010 represented a 5.9% increase from the $10.2 million of revenues for the three months ended September 30, 2009. This increase was primarily related to higher sales in the marine and RV product lines which can be attributed primarily to increased in-season marine and RV product orders.
RPG operating income of $0.7 million for the three months ended September 30, 2010 represented a $70,000 increase from the operating income of $0.6 million for the three months ended September 30, 2009. This increase was primarily due to the $0.6 million increase in net revenues.
Corporate
Corporate holding company costs of $0.8 million for the three months ended September 30, 2010 represented a 9.0% decrease from $0.9 million for the three months ended September 30, 2009. The decrease in costs of $78,000 was primarily the result of headcount reductions and reductions in related benefits and travel costs.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
The Company has provided a summary of its consolidated operating results for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, followed by an overview of its business segment performance below:
Net revenues
Net revenues were $90.2 million for the nine months ended September 30, 2010 as compared to $80.7 million for the nine months ended September 30, 2009, representing an increase of $9.5 million, or 11.7%. The increase consisted of a $6.1 million and a $3.4 million increase in net revenues in the Bell Techlogix and RPG segments, respectively.
Gross profit
Gross profit, which represents net revenues less the cost of products sold and services provided, was $18.6 million, or 20.7% of net revenues, for the nine months ended September 30, 2010 compared to $16.5 million, or 20.4% of net revenues, for the nine months ended September 30, 2009. The increase in gross profit of $2.1 million was primarily the result of an increase in revenues in the Bell Techlogix segment.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses were $16.8 million, or 18.7% of net revenues, for the nine months ended September 30, 2010 compared to $16.6 million, or 20.6% of net revenues, for the nine months ended September 30, 2009. The increase in SG&A expenses were primarily related to a $0.4 million increase in SG&A expenses in the RPG segment offset by a $0.2 million decrease in the Corporate segment for the nine months ended September 30, 2010. SG&A expenses declined relative to net revenues due to increased utilization of existing resources.
Interest and other, net
Net interest expense was $862,000 for the nine months ended September 30, 2010, compared to $804,000 for the nine months ended September 30, 2009. The increase in net interest expense was primarily the result of the increased outstanding balances under the Revolving Credit Facility and the Amended Convertible Note and the amortization of related bank fees incurred in connection with the Seventh Amendment with WFCF entered into on February 11, 2010.
Income taxes
The provision for income taxes was $47,000 for the nine months ended September 30, 2010 compared to a benefit from income taxes of $11,000 for the nine months ended September 30, 2009. The provision and benefit from income taxes for the nine months ended September 30, 2010 and 2009, respectively, was primarily related to state income tax. As of September 30, 2010, the Company continued to record a full valuation allowance against net deferred tax asset balances.
Discontinued operations
In late 2007, the Company entered into letters of intent with two companies to sell its SkyTel division in two separate transactions. The Company completed the sale of the SkyGuard and FleetHawk product lines in February 2008 and the sale of the remainder of the SkyTel division in June 2008. Accordingly, the results of the SkyTel division have been classified as discontinued operations in the accompanying financial statements. For the nine months ended September 30, 2010 and 2009, the SkyTel division had no revenue or expense activity.

Business Segment Results
Bell Techlogix
Bell Techlogix’s revenues of $58.2 million for the nine months ended September 30 2010 represented an 11.6% increase from the $52.2 million of revenues for the nine months ended September 30, 2009. Service revenues of $20.8 million for the nine months ended September 30, 2010 represented a 7.8% increase from the $19.3 million of service revenues for the nine months ended September 30, 2009 due to growth in new and existing managed service engagements. Product revenues of $37.4 million for the nine months ended September 30, 2010 represented a 13.8% increase from the $32.9 million of product revenues for the nine months ended September 30, 2009, which was primarily the result of increased sales to education customers.
Bell Techlogix’s operating income of $2.3 million for the nine months ended September 30, 2010 represented a $1,142,000 improvement from the operating income of $1.1 million for the nine months ended September 30, 2009. This improvement was due to increased gross profit resulting from the increased revenues discussed above.
Recreational Products Group
RPG revenues of $31.9 million for the nine months ended September 30, 2010 represented an 11.5% increase from the $28.6 million of revenues for the nine months ended September 30, 2009. This increase was primarily related to higher sales in the marine and RV product lines which can be attributed primarily to increased in-season marine and RV product orders.
RPG operating income of $1.9 million for the nine months ended September 30, 2010 represented a $504,000 increase from the operating income of $1.4 million for the nine months ended September 30, 2009. This increase was primarily due to the $3.3 million increase in net revenues discussed above.
Corporate
Corporate holding company costs of $2.4 million for the nine months ended September 30, 2010 represented an 11.1% decrease from $2.7 million for the nine months ended September 30, 2009. The decrease in costs of $289,000 was primarily the result of headcount reductions and reductions in related benefits and travel costs.
Changes in Financial Condition
Liquidity and Capital Resources
Selected financial data are set forth in the following tables (dollars in thousands, except per share amounts):

	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$792	$2,608
Net working capital	$12,441	$11,272
Current ratio	1.82	2.16
Long term liabilities to capitalization (1)	108.2%	116.3%
Shareholders’ deficit per share	$(2.64)	$(4.82)
Days’ sales in receivables	42	45

(1)	Capitalization represents the sum of long-term liabilities and shareholders’ equity.
For the nine months ended September 30, 2010, net cash used in operating activities totaled $7.2 million, consisting of $6.9 million used in operating activities for continuing operations and $253,000 used in operating activities for discontinued operations (the Company’s former SkyTel division). The net cash used in operating activities for continuing operations consisted of net income of $0.9 million, an increase in accounts receivable of $8.9 million, a decrease in inventory of $0.9 million and a decrease in accounts payable and accrued liabilities of $0.7 million offset by non-cash expenses of $0.8 million. The net cash used in operating activities was primarily due to the typical seasonal increase in business activity throughout the first three quarters of the year for both the RPG and Bell Techlogix businesses. Net cash provided by investing activities totaled $64,000, consisting of $300,000 in cash provided by investing activities for discontinued operations from final proceeds received related to the Skytel note receivable offset by $236,000 in cash used in investing activities for continuing operations related to purchases of fixed assets. Net cash provided by financing activities totaled $5.4 million, consisting of $5.5 million net borrowings on the Revolving Credit Facility, partially offset by $0.1 million in payments of debt acquisition costs.

For the nine months ended September 30, 2009, net cash used in operating activities totaled $3.7 million, consisting of a net loss of $0.9 million, an increase in accounts receivable of $4.0 million and a decrease in accounts payable and accrued liabilities of $1.9 million, partially offset by non-cash expenses of $1.4 million and a decrease in inventory of $1.8 million. The net cash used in operating activities was primarily due to the typical seasonal increase in business activity throughout the first three quarters of the year for both the RPG and Bell Techlogix businesses. Net cash provided by investing activities totaled $3.0 million, consisting of $3.1 million in cash provided by investing activities for discontinued operations (the Company’s former SkyTel division) from payments received during the first half of 2009 on notes receivable related to the various SkyTel sale transactions, offset by $0.1 million in cash used in investing activities for continuing operations related to purchases of fixed assets. Net cash used in financing activities totaled $0.6 million, consisting of $0.3 million in payments of floor plan payables, $0.2 million in payments of debt acquisition costs and $0.1 million in capital lease payments.
Revolving Credit Facility with WFCF
As of September 30, 2010, the Company had $5.5 million in borrowings outstanding under its Revolving Credit Facility with Wells Fargo Capital Finance, Inc. (“WFCF”). The Company has utilized and will continue utilizing the Revolving Credit Facility periodically to fund working capital needs. The Revolving Credit Facility is secured by a lien on substantially all of the Company’s assets.
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
On February 11, 2010, the Company entered into the Seventh Amendment with WFCF. The Seventh Amendment extended the expiration date on the Revolving Credit Facility to March 31, 2011, revised the financial profitability and capital expenditure covenants for the year ended December 31, 2010, and increased the total size of the Revolving Credit Facility from $10.0 million to $12.5 million during the period from July 15, 2010 to and including September 14, 2010. At September 30, 2010, an aggregate credit limit of $10.0 million is available.
Convertible Note Held By Newcastle
On January 31, 2007, the Company issued to Newcastle a Convertible Note with a principal amount of $10.0 million in order to complete the financing of its acquisition of SkyTel. The Convertible Note was amended and restated on June 13, 2008. The Amended Convertible Note is secured by a second priority lien on substantially all of the Company’s assets. The outstanding principal balance and/or accrued but unpaid interest on the Amended Convertible Note is convertible at any time by Newcastle into shares of the Company’s common stock at a conversion price of $4.00 per share (the “Conversion Price”), subject to adjustment. The Amended Convertible Note accrues interest at 4% per annum, subject to adjustment in certain circumstances, which interest accretes as principal on the Amended Convertible Note as of each quarterly interest payment date. In connection with the execution of the Amended Convertible Note, and subject to certain conditions, the Company has agreed to appoint such number of director designees of Newcastle such that Newcastle’s designees constitute 50% of the then outstanding current members of the Company’s board of directors (or, if the number of members of the board of directors is an odd integer, such number of Newcastle designees equal to the lowest integer that is greater than 50% of the then outstanding members). The Company also has the option (subject to the consent of WFCF) to pay interest on the outstanding principal balance of the Amended Convertible Note in cash at a higher interest rate (8%) if the weighted average market price of its common stock is greater than 200% of the Conversion Price ($8.00). The Amended Convertible Note matures on January 31, 2017. The Company has the right to prepay the Amended Convertible Note at an amount equal to 105% of outstanding principal after January 31, 2010 so long as a weighted average market price of its common stock is greater than 200% of the Conversion Price ($8.00). As of September 30, 2010, the outstanding principal balance and accrued but unpaid interest on the Convertible Note was $11.7 million.
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
The Company has no investments in market risk-sensitive investments for either trading purposes or purposes other than trading purposes. The Company is exposed to market risk from changes in interest rates on variable rate debt. Under the Credit Agreement with WFCF, advances bear interest based on WFCF’s prime rate plus a margin or the LIBOR Rate plus a margin. Based on the Company’s average outstanding variable rate debt during the nine months ended September 30, 2010, a 1% increase in the variable rate would increase annual interest expense by approximately $25,000.

Item 4.	Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer, evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective. The Company’s disclosure controls and procedures are (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to its Chief Executive Officer by others within those entities, particularly during the period in which this report was being prepared, and (2) intended to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BELL INDUSTRIES, INC.
Dated: November 12, 2010	By:	/s/ Clinton J. Coleman
Clinton J. Coleman
Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2010	By:	/s/ Mark A. Begle
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